Form 10-K
period 2008-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2009-04-15
CIK 1449349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 0-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in charter)

Delaware	80-0138937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8131 W. Grandridge Blvd.  Suite 101, Kennewick WA 99336

(Address of principal executive offices) (Zip Code)

Registrant's telephone Number: (509)736-4000

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      ☐   Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      ☐   Yes     ☒   No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,681,833 based upon the closing sales price of the registrant’s common stock on June 30, 2008 of $0.69 per share. At March 31, 2009, 49,666,124 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

PART I

Except for statements of historical fact, certain information described in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. Advanced Medical Isotope Corporation believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-K because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed below in the section captioned “Risk Factors” within Item 1A, “Description of Business,” as well as other cautionary language in this Form 10-K, describe such risks, uncertainties and events that may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on our business, results of operations and financial position.

ITEM 1. DESCRIPTION OF BUSINESS.

Organizational History

Advanced Medical Isotope Corporation (the “Company”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”) for the purpose of acquiring or investing in businesses which were developing and marketing active sports products, equipment, and apparel. In April 2000, Earth Sports Products, Inc (“ESP”), a corporation registered in Washington, merged with SMSC. In April 2000, HHH Entertainment, Inc (“HHH”), a Nevada corporation, merged with SMSC. As of the date of merger, HHH was the only stockholder of SMSC.

The Company has had limited activity since inception and was considered dormant from the period May 1, 2000 through December 31, 2005. On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation. The Company began planned principal operations in August 2007, but has not generated significant revenue. The Company plans to wholesale medical isotopes as well as to develop, produce and market medical isotopes.

On September 27, 2006, the Company acquired the assets of Neu-Hope Technologies, Inc (“NHTI”), a Florida corporation and a subsidiary of UTEK Corporation (“UTEK”), a Delaware Corporation, and $310,000 from UTEK for 100,000 shares of Series A Preferred Stock.  95,000 shares of Series Preferred Stock were issued to UTEK and 5,000 shares were issued to Aware Capital Corporation.  At any time after September 27, 2007, UTEK’s 100,000 Series A Preferred Stock shares can be converted to our Common Stock in the amount of $3,350,000. The number of Common Stock shares shall be calculated based on the previous 10-day average closing price on the day of conversion. As of the end of trading on December 31, 2008, the 10-day average closing price was $0.422.  In December 2007, 5,000 shares of the Company’s Series A preferred stock were converted to 299,642 shares of common stock at $.559 per share by Aware Capital Corporation.  UTEK can then receive 7,541,469 shares of our Common Stock for its 95,000 shares of Series A Preferred Stock.

In March 2009 one of the members of the Board of Directors converted 95,000 shares of the Company’s Series A Preferred Stock into 10,857,142 shares of the Company’s common stock. The board member acquired the Company’s Series A Preferred Stock from UTEK in February 2009. The Series A Preferred Stock conversion was based on the Company’s common stock’s average closing price for the ten trading days before the date of conversion.

The Company conducted the acquisition in order to obtain cash and NHTI’s technology.  UTEK provides its clients with externally developed technologies from universities, university incubators, federal labs, medical centers, and corporate research laboratories worldwide. To effectuate a technology transfer, such as our purchase of NHTI, UTEK creates a newly formed company to acquire a new technology from a university, medical center, corporation or federal research laboratory and then sell this newly formed company to a client, such as Advanced Medical Isotope Corporation for securities or cash.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Organizational History - continued

The assets acquired by the Company were recorded at the value which the preferred stock can be converted into common stock, $3,350,000, as follows:

As of September 27, 2006
Cash	$310,000
License fee	3,040,000
Net assets acquired	$3,350,000

The Company did not have any relationship with UTEK before the acquisition of Neu Hope Technologies.  UTEK is a public corporation.  It is our understanding that Dr. Clifford M. Gross, PhD, Chairman and Chief Executive Officer, Ms. Carole R. Wright, Chief Financial Officer and Mr. Douglas Schaedler, Chief Operating Officer, make the investment decisions on behalf of UTEK.

UTEK also entered into a technology transfer agreement with Manakoa Services Corporation.  Manakoa Services Corporation has recently changed its name to TeslaVision Corporation.  Mr. Katzaroff is an officer and a director of TeslaVision Corporation.  TeslaVision Corporation is not a shell company but is not current in its reporting.  Other than Mr. Katzaroff’s service as an officer of both corporations, there is no relationship between TeslaVision Corporation and Advanced Medical Isotope Corporation.  UTEK Corporation is a publicly-held corporation that, pursuant to its public filings, completed 45 technology transfers during their fiscal years ended December 31, 2007 and 2006.

On June 13, 2007, the Company acquired the assets of the life sciences business segment of Isonics Corporation (Isonics), a California corporation. Isonics is a non-related business of the Company and neither company owns stock in the other. The Company acquired the assets in exchange for $850,000 cash payment for the purpose of combining the assets into our business of marketing medical isotopes. The assets acquired consist of intellectual property, agreements with third party companies for purchase and marketing of isotopes, customer lists, and equipment located in Buffalo, New York. Intellectual property, agreements with third parties and customer lists are stated at the Companies estimation of fair market value at the time of acquisition.  None of the acquired assets hold any ongoing liabilities or contractual obligations that would result in additional cash transactions required by the Company.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has a limited amount of revenue which has accumulated deficits since inception.  If we cannot obtain sufficient funding, we may have to delay the implementation of our business strategy.

General Description

We are engaged in the production and distribution of medical isotopes and medical isotope technologies that are changing the practice of medicine and ushering in a new era of improved patient care.  Isotopes are a form of chemical element with the same atomic number as another element but with a different atomic mass.  Medical isotopes are used in molecular imaging, therapy, and nuclear medicine to diagnose, manage and treat diseases.

Currently, more than 15 million nuclear medicine procedures are performed each year in the U.S.  Approximately one-third of all patients admitted to U.S. hospitals undergo at least one medical procedure that employs the use of medical isotopes.

We employ innovative production methods to offer a wide range of reliable, domestically produced medical isotopes as well as in vivo delivery systems to aid medical practitioners and medical researchers in the timely diagnosis and effective treatment of diseases such as cancer, heart disease, neurological disorders, and many other medical conditions.

Our objective is to empower physicians, medical researchers, and ultimately, patients, by providing them with essential medical isotopes that, until now, have not been practical or economical to produce, in an effort to detect, manage, and cure human disease, and improve the lives of patients.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Products

We currently offer the following products

Stable Isotopes:

We currently offer worldwide distribution of O-18 enriched water and a wide range of other stable isotopes.  Our product line includes stable isotopes of the following elements: Antimony, Barium, Cadmium, Calcium, Cerium, Chromium, Copper, Dysprosium, Erbium, Europium, Gadolinium, Gallium, Germanium, Hafnium, Indium, Iron, Krypton, Lanthanum, Lead, Lutetium, Magnesium, Mercury, Molybdenum, Neodymium, Nickel, Osmium, Palladium, Platinum, Potassium, Rhenium, Rubidium, Ruthenium, Samarium, Selenium, Silicon, Silver, Strontium, Sulphur, Tellurium, Thallium, Tin, Titanium, Tungsten, Vanadium, Xenon, Ytterbium, Zinc, and Zirconium.

Many of our products are used in connection with Positron Emission Tomography (“PET”).  In cancer, changes in biochemistry occur before tumor mass forms. As a result, PET can often identify the presence of disease earlier than a test which looks for a tumor mass.  Isotopes identified by PET include radiopharmaceutical Fluorodeoxyglucose (“FDG”), a sugar compound that is labeled with radioactive fluoride.

Radio Pharmaceuticals:

F-18 FDG: We currently offer regional distribution of F-18 FDG from our Kennewick, WA production facility.  Other regional production facilities are planned throughout the U.S. and abroad, including Los Angeles, Oahu, Idaho and Montana.

Indium-111:  We plan to offer Indium Chloride and Indium Oxine during the first six months of 2009.

Radio Chemicals:

 F-18:  We currently offer regional distribution of F-18 from our Kennewick, WA production facility.   Other regional production facilities are planned throughout the U.S. and abroad.  This is the primary PET imaging isotope. It is used for medical and diagnostic purposes, such as cancer detection, heart imaging, and brain imaging.

Iodine-124:  This is a radiotracer primarily used in PET imaging and to create images of human thyroid. Other treatment uses include apoptosis, cancer biotherapy, glioma, heart disease, mediastinal micrometastases, and thyroid cancer.

Indium-111:  We currently offer In-111 Chloride bulk solution for U.S. distribution.  This radio chemical is used for infection imaging, cancer treatments, and tracer studies.

Strontium-82: Used as a myocardial imaging agent, early detection of coronary artery disease, PET imaging, blood flow tracers

Germanium-68: It is used for study of thrombosis and atherosclerosis, PET imaging, detection of pancreatic cancer, and attenuation correction.

Actinium-225: Used for advanced research in therapy of leukemia and other cancers. It holds great promise for treating HIV/AIDS.

Generators:

Strontium-82/Rubidium-82 generators: Used as a myocardial imaging agent, early detection of coronary artery disease, PET imaging, blood flow tracers.

Germanium-68/Gallium-68 generators: It is used for study of thrombosis and atherosclerosis, PET imaging, detection of pancreatic cancer, and attenuation correction.

Actinium-225/Bismuth-213 generators: Actinium-225 is the parent of Bismuth-213, an isotope which has been used in animal trials to kill human HIV virus.  Bismuth-213 has been used in human clinical trials for the treatment of Acute Myelogenous Leukemia (AML).

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Products - continued

Within the next three years, we intend to offer the following isotopes:

Carbon-11: Used in cancer diagnosis/staging. Radiotracer in PET scans to study normal/abnormal brain functions related to various drug addictions and is also used to evaluate disease such as Alzheimer’s, epilepsy, Parkinson’s and heart disease.

Cobalt-57:  Used for gamma camera calibration. Also used as radiotracer in research and a source for X-ray fluorescence spectroscopy.

Copper-64: PET scanning, planar imaging, SPECT imaging, dosimetry studies, cerebral and myocardial blood flow. This isotope is used in stem cell research, and cancer treatments.

Iodine-123:  Used in brain, thyroid, kidney, and myocardial imaging, cerebral blood flow (ideal for imaging) and neurological disease (Alzheimer's).

Molybdenum-99 / Technitium 99:  It is the favored choice among medical professionals because its chemical properties allow it to be bonded to many different chemical materials, thus allowing use for a wide variety of diagnoses.

Thallium-201:  Used in clinical cardiology, heart imaging, myocardial perfusion studies and cellular dosimetry.

Manufacturing

The cornerstone equipment selected for our production center is a proton linear accelerator.  Our proton linear accelerator is designed to replace large and demanding cyclotron systems for the production of positron emitting isotopes. Large amounts of fluorine-18, carbon-11, nitrogen-13, and oxygen-15 can be produced for synthesis into compounds used in oncology, cardiology, neurology, and molecular imaging. The radio-labeled glucose analog, FDG, can be synthesized and distributed for use in Positron Emission Tomography.

Based on our experience in the industry, it is our belief that no other accelerator in North America has sufficient flexibility to produce the full spectrum of PET imaging radioisotopes, as well as other high-demand isotopes, both short and long lived, for diagnostic and therapeutic applications.

We are also engaged in a number of collaborative efforts with U.S. national laboratories and universities, along with several international teaming partners.  These collaborative effort projects include complementary isotope manufacturing technologies as well as isotope devices.  We have entered into agreements to produce isotopes at Idaho State University, the University of Missouri at Columbia, the State University of New York at Buffalo, and the University of Utah. These regional university centers will allow us to become a local supplier for the short-lived isotopes like Fluorine 18 as well as being a domestic supplier of several other isotopes in demand by the medical community.

In November 2007, we entered into an agreement with the Idaho Accelerator Center (IAC), located on the campus of Idaho State University in Pocatello, ID, to create a regional medical isotope production center.  The IAC will investigate the production of a variety of isotopes at IAC facilities and we will proceed with conceptual planning for production facility development.  We intend to use the IAC to develop and manufacture medical isotopes.

In January 2008, we entered into a five-year agreement with Central Pharmaceutical Services, Inc. (“CRS”) for the joint production and marketing of Indium-111, an isotope used in specialized diagnostic imaging applications. CRS is an advanced biomedical research and development facility established by the State University of New York at Buffalo. By labeling In-111 to antibodies and peptides that transport it to specific parts of the body, physicians can image colorectal cancer, prostate cancer, and neuro-endocrine tumors. In-111 can also be used to radiolabel white blood cells, platelets and red blood cells for diagnostic purposes.  The comprehensive agreement with CRS is designed to enable us to complement production capacity of a variety of high-value medical isotopes with our Kennewick, Wash. facility.  Several other radio-chemicals are also under consideration for production in the near future at the Buffalo, N.Y. facility.  The agreement with CRS allows for the initial product to be Indium-111, a radioisotope produced from the stable isotope cadmium-112. CRS will provide irradiation facilities as well as production expertise and chemical syntheses.

In May 2008, we entered into a research agreement with the University of Utah related to the use of brachytherapy seeds for cancer treatments.  Pursuant to the research agreement, we will pay total project costs that will not exceed $45,150.  We hope to work with the University of Utah to develop and manufacture cancer treatments using brachytherapy seeds.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Manufacturing - continued

In June 2008, we entered into a research agreement with the University of Missouri related to the production of radio isotopes.  Pursuant to the research agreement, we will pay total project costs that will not exceed $75,000.  We also entered into an option agreement in June 2008 with the University of Missouri.  The option agreement gives us a one-year option to enter into a licensing agreement to utilize certain intellectual property held by the University of Missouri for the production of medical, research, and industrial radioisotopes.  If the University of Missouri’s intellectual property functions as early analysis have indicated, this production facility could be a manufacturing source of critical health care radio isotopes.

License Agreement

On September 27, 2006, we acquired the assets of NHTI from UTEK.  Included in the acquired assets was a Non-Exclusive License Agreement with the Regents of the University of California (“University”) for a neutron generator in exchange for preferred stock valued at $3,040,000 on September 27, 2006, discounted using a 4.25% incremental borrowing rate, and a $2,897,625 present value.  This license agreement is stated at cost, less accumulated amortization computed based on a useful life of three years.  The license agreement is being amortized using a useful life of three years.

NHTI paid a non-refundable fee in the amount of $25,000 in connection with the license agreement. The license fee is non-refundable unless our commercialization plan is deemed unacceptable by the University. If the plan is deemed unacceptable, the license agreement will terminate.  To date, no commercialization plan has been deemed acceptable or unacceptable. In consideration for the license, we agreed to pay royalties equal to the greater of three percent of the selling price of each licensed product we sell or the maintenance fee according to the following schedule:

2008	$10,000
2009	$15,000
2010	$15,000
2011	$45,000
2012 and each year thereafter	$60,000
$145,000

The License Agreement may be cancelled by giving 90 days written notice to the University.

Raw Materials

Some of the materials used in the products we manufacture are currently available only from a limited number of suppliers; many of which are from international suppliers. We obtain many of our stable isotopes from suppliers in Russia.  The Company plans to expand the availability of its supplies and products utilizing manufacturing capability at reactors located at the U.S. Department of Energy's National Laboratories (“National Laboratories”) as well as production capabilities at various universities and foreign countries other than Russia. This strategy will reduce the risk associated with concentrating isotope production at a single reactor facility. We obtain supplies, hardware, handling equipment and packaging from several different U.S. suppliers.

Customers

Our customers include a broad range of hospitals, universities, research centers and national laboratories, in addition to academic and government institutions.  These customers are located in essentially all major U.S. and international markets.  Sales for the years ended December 31, 2007 consisted of imported stable isotopes.  Sales to our customers whose sales were greater than 10% of our total sales for the year ended December 31, 2007 totaled 24.9%, 17.5%, and 15.5% of total revenues in 2007.  We are not, however, dependent on one or a few major customers as, given our current net losses, the termination of any agreements with current customers would not materially increase our net losses.

In July 2008, we began production of F-18 in our production facilities in Kennewick, Washington.  Sales of F-18 for the year ended December 31, 2008 totaled approximately 29% of total revenue.  Sales to our customers whose sales were greater than 10% of our total sales for the year ended December 31, 2008 totaled 17.8%, 14.2%, and 11.7% of total revenues in 2008.

The company is also working with United Pharmacy Partners Inc (UPPI). UPPI has a network of approximately 120 nuclear pharmacies within the United States. We have entered into an affiliation agreement with UPPI to provide to the UPPI network preferred prices and special terms and conditions for certain products that we anticipate to manufacture or re-sell during 2009 and 2010.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Competitors

The suppliers of radioisotopes for diagnosis, treatment, and research for a wide variety of diseases, in particular cancer, vary in size and product offerings.  Competition is limited because there are many complications and regulatory hurdles, including licensing, government approvals and capital outlays associated with starting an isotope company.  Many current competitors are international companies.

Further, competition is limited as some competitors are closing their facilities or limiting their production. In November 2007, Canadian supplier MDS Nordion was forced to shut down its radioisotope production facility. At one time, the U.S. government was supposed to be the source of medical isotopes, but over the course of the last two decades, it has either closed or failed to adequately fund its production facilities.

About 90% of all the non PET radioisotopes used in the United States are imported from two companies.  Approximately half of these were imported directly from the now-defunct MDS Nordion plant and the other half supplied by Covidien (formerly Mallinkrodt).  The remaining 10% that are produced in the United States are manufactured in a fragmented, piecemeal manner with companies producing a single isotope instead of a wide variety.

Employees

As of March 31, 2009, we had six full time employees.  At any given time, we utilize eight to ten contract employees to assist with the company operations.  We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

Research and Development / Intellectual Property

We spent approximately $90,150 and $1,250 during the years ended December 31, 2008 and December 31, 2007, respectively, on research and development. This cost was incurred to a University for tests involved in the making of isotopes.

Additionally the Company has made through acquisitions the following investments in patent licenses and intellectual property during 2007:

•	$75,000 for a patent license fee, good for the life of the patent, for the production of Actinium 225;

•	$3,040,000 of preferred stock issuance for a patent license, good for the life of the patent, of a Neutron Generator; and

•
$658,750 for the purchase of a company in order to acquire the rights of intellectual property related to the process for the production of isotopes, customer lists, contracts and agreements with third party companies, and certain equipment.  The amortization of these items is computed using the straight-line method over the following estimated useful lives:

Intellectual property	3 years
Contracts and agreements	3 years
Customer lists	2 years

In January 2007 AMIC received a license for United States Patent 6,680,993.  The patent concerns methods and processes directed to the preparation of Actinium-225 and daughters having high radiochemical and radionuclidic purity.  These isotopes may be used for the preparation of therapeutic radiopharmaceuticals such as those containing monoclonal antibodies, proteins, peptides, antisense, statin, natural products and hormones.  Additionally, the alpha-emitting radionuclide Actinium-225 and its daughters may be used for both therapeutic and diagnostic purposes.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Government Regulation

Significant areas of regulation and intervention include the following:

Environmental and Health Compliance. We are committed to conducting our activities so that there is no or only minimal damage to the environment; there is no assurance, however, that its activities will not at times result in liability under environmental and health regulations.

We spent approximately $950,000 on our facility to meet environmental regulation, including the cost of confinement of the facility, exhaust and air balance systems and waste storage facilities.  As we expand our manufacturing capability, we will be subject to extensive government regulation and intervention both in the United States and in all foreign jurisdictions in which we conduct business.

The current ongoing continuing costs of compliance are immaterial.  Future costs and expenses resulting from such liability may, however, materially negatively impact our operations and financial condition. Overall, environmental and health laws and regulations will continue to affect our businesses worldwide.

Import/Export Regulation. We are subject to significant regulatory oversight of our import and export operations due to the nature of our product offerings. Penalties for non-compliance can be significant and violation can result in adverse publicity for the Company.

Financial Accounting Standards. Our financial results can be impacted by new or modified financial accounting standards.

Other Regulations.  Our operations are subject to U.S. Nuclear Regulatory Commission, Food and Drug Administration, Department of Transportation, and Department of Homeland Security regulations.  The extent these regulations are or become burdensome, our business development could be adversely affected.

ITEM 1A. RISK FACTORS.

RISKS ASSOCIATED WITH OUR BUSINESS

Our business plan is at an early stage of development and has a limited operating history.

We have a limited operating history upon which you can base an evaluation of our business and prospects. As a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties to which our business is subject. To address these risks and uncertainties, we must do the following:

•	Successfully execute our business strategy;

•	Respond to competitive developments; and

•	Attract, integrate, retain and motivate qualified personnel.

There can be no assurance that at this time we will operate profitably or that it will have adequate working capital to meet our obligations as they become due.  We cannot be certain that our business strategy will be successful or that we will successfully address the risks that face our business. In the event that we do not successfully address these risks, its business, prospects, financial condition, and results of operations could be materially and adversely affected.

We have increasing cash requirements.

We have generated material operating losses since inception. We have incurred a net loss of $10,400,769 from January 1, 2006 (inception) through December 31, 2008, including a net loss of $6,158,755 for the year ended December 31, 2008.   We expect to continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next 12 months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. If we are unable to generate profits and unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

ITEM 1A. RISK FACTORS. - continued

RISKS ASSOCIATED WITH OUR BUSINESS - continued

We will need to increase the size of our organization and may experience difficulties in managing growth.

We are a small organization with a minimal number of employees. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and its ability to compete effectively will depend, in part, on the ability to manage any future growth effectively.

 We are dependent on key personnel and consultants and the loss of these key personnel And consultants could have a material adverse effect on our business, results of operations or financial condition.

Our success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” We do not have key-man insurance on any of our officers or consultants. We are highly dependent upon certain consultants and collaborating scientists. Loss of the services of one or more of our officers or consultants could have a material adverse effect upon our business, results of operations or financial condition. Certain key employees have no employment contracts.

If we are unable to hire qualified personnel our business and financial condition may suffer.

Our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. Our inability to attract and retain the necessary technical and managerial personnel and consultants and scientific and/or regulatory consultants and advisors could have a material adverse effect on our business, results of operations or financial condition.

We may rely on third parties to represent us locally in international markets and our revenue may depend on their efforts.

Our future success may depend, in part, on our ability to enter into and maintain collaborative relationships with one or more third parties, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, we may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, they may not have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. To the extent that we depend on third parties for marketing and distribution, any revenues received by us will depend upon the efforts of such third parties, which may not be successful.

Our revenues depend upon suitable markets.

Our revenues depend upon the successful production, marketing, and sales of the various isotopes we currently market and expect to market in the future. The rate and level of market acceptance of these products may vary depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of competing products, if any; the clinical outcomes of any patients treated; the effectiveness of our sales and marketing efforts in the United States, Europe, and Russia; any unfavorable publicity concerning our products or similar products; price of our products relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of our products; availability of sufficient supplies to either purchase or manufacture our products; ability to produce sufficient quantities of our products; and the ability of physicians to properly utilize our products and avoid excessive levels of radiation to patients. Any material adverse developments with respect to the commercialization of the products we currently market or expect to market may cause us to continue to incur losses rather than profits in the future.

Our future growth is largely dependent upon our ability to develop new technologies that achieve market acceptance with acceptable margins.

Our businesses operate in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future growth rate depends upon a number of factors, including our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products, (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors, and (iv) develop, manufacture and bring products to market quickly and cost-effectively.

ITEM 1A. RISK FACTORS. - continued

RISKS ASSOCIATED WITH OUR BUSINESS - continued

Our ability to develop new products based on technological innovation can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as we currently anticipate. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

General economic conditions in markets in which we do business can impact the demand for our goods and services. Decreased demand for our products and services could have a negative impact on our financial performance and cash flow.

Demand for our products and services, in part, depends on the general economic conditions affecting the countries and industries in which we do business. A downturn in economic conditions in a country or industry that we serve may negatively impact demand for our products and services, in turn negatively impacting our operations and financial results. Further, changes in demand for our products and services can magnify the impact of economic cycles on our businesses. Unanticipated contract terminations by current customers can negatively impact operations, financial results and cash flow.

Volatility in raw material and energy costs, interruption in ordinary sources of supply and an inability to recover unanticipated increases in energy and raw material costs from customers could result in lost sales or significantly increase the cost of doing business.

Market and economic conditions affecting the costs of raw materials, utilities, energy costs, and infrastructure required to provide for the delivery of those goods and services, are beyond our control and any disruption or halt in supplies, or rapid escalations in costs could affect our ability to manufacture products or to competitively price our products in the marketplace.  To date to ultimate impact of these energy costs increases have been mitigated through price increases or offset through improved process efficiencies, however, continuing escalation of energy costs could have a negative impact upon business performance.

We are subject to uncertainties regarding reimbursement for use of our products.

Hospitals and freestanding clinics may be less likely to purchase our products if they cannot be assured of receiving favorable reimbursement for treatments using our products from third-party payers, such as Medicare and private health insurance plans. Third-party payers are increasingly challenging the pricing of certain medical services or devices, and we cannot be sure that they will reimburse our customers at levels sufficient for us to maintain favorable sales and price levels for our products. There is no uniform policy on reimbursement among third-party payers, and we can provide no assurance that our products will continue to qualify for reimbursement from all third-party payers or that reimbursement rates will not be reduced. A reduction in or elimination of third-party reimbursement for treatments using our products would likely have a material adverse effect on our revenues.

Our earnings, cash flow and financial position are exposed to financial market risks worldwide, including interest rate and currency exchange rate fluctuations and exchange rate controls.   Fluctuations in domestic and world markets could adversely affect interest rates and impact our ability to obtain credit or attract investors.  In order to reduce this risk the Company is structuring future agreements in such a manner that they provide for early termination provisions by the Company and continued development of the Company core business segments to such an extent that additional investment would not be required to sustain the Company as a going concern.

Our patented technologies may infringe on other patents, which may expose us to costly litigation.

It is possible that our patented technologies may infringe on patents or other rights owned by others. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. Patent litigation is costly and time consuming, and we may not have sufficient resources to pursue such litigation. If we do not obtain a license under such patents, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

Protecting our intellectual property is critical to our innovation efforts.

We own or have a license to use several U.S. and foreign patents and patent applications, trademarks and copyrights. Our intellectual property rights may be challenged, invalidated or infringed upon by third parties or we may be unable to maintain, renew or enter into new licenses of third party proprietary intellectual property on commercially reasonable terms. In some non-U.S. countries, laws affecting intellectual property are uncertain in their application, which can affect the scope or enforceability of our patents and other intellectual property rights. Any of these events or factors could diminish or cause us to lose the competitive advantages associated with our intellectual property, subject us to judgments, penalties and significant litigation costs, and/or temporarily or permanently disrupt our sales and marketing of the affected products or services.

ITEM 1A. RISK FACTORS. - continued

RISKS ASSOCIATED WITH OUR BUSINESS - continued

We may not be able to protect our trade secrets and other unpatented proprietary technology which could give our competitors an advantage over us.

We rely upon trade secrets and other unpatented proprietary technology. We may not be able to adequately protect our rights with regard to such unpatented proprietary technology or competitors may independently develop substantially equivalent technology. We seek to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with our employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information and as a result our competitors could gain a competitive advantage.  Operational hazards could result in the spread of contamination within our facility and require additional funding to correct.

We may incur material losses and costs as a result of product liability claims that may be brought against us.

We face an inherent business risk of exposure to product liability claims in the event that products supplied by us fail to perform as expected or such failure results, or is alleged to result, in bodily injury, and possible adverse publicity, which could damage our reputation by raising questions about our products' safety and efficacy, and could interfere with our efforts to market our products.

We are subject to the risk that certain third parties may mishandle our product.

We rely on third parties, such as Federal Express, to deliver our products, and on other third parties to package our products in certain specialized packaging forms requested by customers. We are subject to the risk that these third parties may mishandle our product, which could result in adverse effects, particularly given the radioactive nature of some of our products.  A successful product liability claim against us in excess of our available insurance coverage or established reserves may have a material adverse effect on our business.  Although we currently maintain liability insurance in amounts we believe are commercially reasonable, any product liability we incur may exceed our insurance coverage.

We are subject to extensive government regulation in jurisdictions around the globe in which we do business. Regulations address, among other things, environmental compliance, import/export restrictions, healthcare services, taxes and financial reporting, and can significantly increase the cost of doing business, which in turn can negatively impact our operations, financial results and cash flow.

As we expand our manufacturing capability, we will be subject to extensive government regulation and intervention both in the United States and in all foreign jurisdictions in which we conduct business. Compliance with applicable laws and regulations will result in higher capital expenditures and operating costs and changes to current regulations with which we comply can necessitate further capital expenditures and increases in operating costs to enable continued compliance. Additionally, from time to time, we may be involved in proceedings under certain of these laws and regulations. Foreign operations are subject to political instabilities, restrictions on funds transfers, import/export restrictions and currency fluctuation.

Our operations expose us to the risk of material environmental liabilities.

We are subject to potentially material liabilities related to the remediation of environmental hazards and to personal injuries or property damages that may be caused by hazardous substance releases and exposures. We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations can impose substantial fines and criminal sanctions for violations, and require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. We expect to incur capital and operating costs to comply with these laws and regulations. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, or the imposition of new clean-up requirements or remedial techniques could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS. - continued

RISKS ASSOCIATED WITH OUR BUSINESS - continued

Future production increases will depend on our ability to acquire larger quantities of O-18.

We currently obtain O-18 through international sources. The amount of O-18 that can be produced from a given reactor source is limited by the power level and volume available within the reactor for irradiating targets. There is no assurance that the Company will have a continuing sufficient supply of O-18 and if sufficient supplies are attained, we will need to increase our manufacturing staff.

We Rely Heavily On A Limited Number Of Suppliers.

Some of the products we market and some of the materials used in the products we manufacture are currently available only from a limited number of suppliers; many of which are from international suppliers. The Company plans to expand the availability of its supplies and products utilizing manufacturing capability at reactors located at National Laboratories as well as production capabilities at various universities and foreign countries other than Russia. This strategy will reduce the risk associated with concentrating isotope production at a single reactor facility. Failure to obtain deliveries from these sources could have a material adverse effect on our production and there may be a delay before we could locate alternative suppliers. We may not be able to locate alternative suppliers capable of producing the level of output of at the quality standards we require. Additional factors that could cause interruptions or delays in our source of materials include limitations on the availability of raw materials or manufacturing performance experienced by our suppliers and a breakdown in our commercial relations with one or more suppliers. Some of these factors may be completely out of our and our suppliers’ control. We do not have formal written agreements with any key supplier. Any interruption or delay in the supply of materials required to produce our products could harm our business if we were unable to obtain an alternative supplier or substitute equivalent materials in a cost-effective and timely manner.

RISKS RELATED TO OUR COMMON STOCK

There is a limited public market for our common stock.  Failure to develop or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for shareholders to sell their shares

To date there is a limited trading market in our common stock on the Pink Sheets. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us. The market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Our stock price is likely to be volatile.

There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage medical product companies. Contributing to this volatility are various events that can affect our stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or actions; market acceptance and sales growth of our products; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause our stock price to fall.

Future sales by shareholders, or the perception that such sales may occur, may depress the price of our common stock.

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock or exercise of warrants and options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. As of December 31, 2008, we had 36,778,611 outstanding shares of common stock.  In March 2009 one of the members of the Board of Directors converted 95,000 shares of the Company’s Series A Preferred Stock into 10,857,142 shares of the Company’s common stock. The board member acquired the Company’s Series A Preferred Stock from UTEK in February 2009. The Series A Preferred Stock conversion was based on the Company’s common stock’s average closing price for the ten trading days before the date of conversion.  The following additional shares were reserved as of December 31, 2008 for issuance: 3,533,321 shares upon exercise of outstanding options and 2,075,700 shares upon exercise of outstanding warrants.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

ITEM 1A. RISK FACTORS. - continued

RISKS RELATED TO OUR COMMON STOCK - continued

Our controlling shareholders may exercise significant control over us.

 As of March 31, 2009, our directors, executive officers and principal shareholders beneficially owned approximately 57.7% of the outstanding shares of our common stock. Our shareholders do not have cumulative voting rights with respect to the election of directors. If our principal shareholders vote together, they could effectively elect all of our directors.

The issuance of shares upon exercise of derivative securities may cause immediate and substantial dilution to our existing shareholders.

The issuance of shares upon the exercise of warrants and options may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise. If all derivative securities were converted or exercised into shares of common stock, there would be an approximate additional 6,000,000 shares of common stock outstanding as a result. The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

We do not expect to pay any dividends for the foreseeable future.

We do not anticipate paying any dividends to our shareholders for the foreseeable future. The terms of certain of our outstanding indebtedness substantially restrict the ability of us to pay dividends. Accordingly, shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

 The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

Our headquarters has office and production space which makes it adequate for the Company to conduct its ongoing business operations.

On July 17, 2007, the Company entered into a lease at 6211 West Okanogan Avenue, Kennewick Washington, 99336 (“the premises”) to be used as the company’s production center.  The term of the lease was five years and it commenced on August 1, 2007.  Monthly rent for the first year of tenancy was $3,500.  Under the terms of the lease, the monthly rent would increase 8 percent each year so that monthly rent for the year beginning August 1, 2008 was $3,780, monthly rent for the year beginning August 1, 2009 will be $4,092.  The landlord of this space is a shareholder of the company, though one that holds less than 5 percent of the total outstanding shares.

Additionally, in June 2008, the Company entered into a twelve month lease for its corporate offices with three four month options to renew, but in no event will the lease extend beyond May 31, 2010. The lease agreement calls for monthly rental payments of $5,061 per month.

In Bentonville, Arkansas, AVI Media rents an office, on a month-to-month basis, in an office suite consisting of one office of about 300 square feet which houses one employee.  AVI Media uses the office when it visits Wal-Mart corporate offices.

ITEM 3. LEGAL PROCEEDINGS.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and the Registrant does not know nor is it aware of any legal proceedings threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

	High Bid	Low Bid
Fiscal Year Ended December 31, 2006

First Fiscal Quarter	$.01	$.0001
Second Fiscal Quarter	.35	.0030
Third Fiscal Quarter	.26	.0500
Fourth Fiscal Quarter	.24	.1100

Fiscal Year Ended December 31, 2007

First Fiscal Quarter	$1.04	$0.10
Second Fiscal Quarter	0.98	0.64
Third Fiscal Quarter	0.87	0.39
Fourth Fiscal Quarter	0.50	0.40

Fiscal Year Ended December 31, 2008

First Fiscal Quarter	$0.84	$0.56
Second Fiscal Quarter	0.89	0.44
Third Fiscal Quarter	0.78	0.35
Fourth Fiscal Quarter	0.72	0.26

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES. - continued

MARKET INFORMATION - continued

Holders

As of March 31, 2009 there were 49,666,124 shares of common stock outstanding and approximately 135 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is American Registrar & Transfer Co., 342 East 900 South, Salt Lake City, UT 84111; telephone (801) 363-9065.

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not anticipate we will pay dividends in the foreseeable future. The payment of dividends in the future will be contingent upon revenues and earnings, if any, capital requirements, and our general financial condition. The payment of any dividends will be within the discretion of the then Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the business operations. Accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Warrants, Options and Convertible Debt

There are no outstanding options or warrants that would entitle any person to purchase our preferred stock.  Currently, there are outstanding options and warrants to purchase shares of our common stock. We currently do not have any compensation plan under which equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration for the past three (3) years from the date of this Registration Statement. No such sales involved the use of an underwriter, no advertising or public solicitation were involved, and no commissions were paid in connection with the sale of any securities.

Preferred Stock

On September 26, 2006, we issued 95,000 shares of Series A preferred stock to UTEK Corporation in connection with our acquisition of Neu-Hope Technologies, Inc.

On September 26, 2006, we issued 5,000 shares of Series A preferred stock to Aware Capital Corporation in connection with our acquisition of Neu-Hope Technologies, Inc.

The below shares of common stock were sold or issued primarily pursuant to an exemption from registration under Section 4(2) of the Securities Act. These shares of common stock are restricted securities and may not be resold for a period of up to one year from the date of the acquisition. Once we have been subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act for a period of 90 days and if we have filed all of our required reports under such act at the time of sale, the applicable holding period will be shortened to six months, assuming that other requirements of Rule 144 of the Securities Act are met, or unless sold or transferred in transactions that are exempt under applicable federal and state securities laws or pursuant to registration thereunder.

Names/Identities of Persons to whom Securities Issued	Issue Date	Amount of Shares Issued	Price of Shares	Aggregate Value of Securities Issued	Purpose of Issuance
Consultant	May 2006	600,000	$0.20	$120,000	Consulting services
William J. Stokes	September 2006	1,500,000	$0.18	$270,000	Compensation for Officer
Consultant	September 2006	500,000	$0.18	$90,000	Compensation as Chief Scientific Officer
Consultant	September 2006	300,000	$0.18	$54,000	Legal services
Consultant	October 2006	250,000	$0.18	$45,000	Consulting services
Consultant	February 2007	250,000	$0.30	$75,000	Patent license
Consultant	March 2007	250,000	$0.87	$217,500	Business consulting services
Consultant	June 2007	160,000	$0.75	$120,000	Settlement of Debt
Landlord	August 2007	416,667	$0.45	$187,500	Prepaid rent
Consultant	September 2007	100,000	$0.82	$82,000	Business consulting services
Consultant	November 2007	100,000	$0.74	$74,000	Legal services
Consultant	November 2007	32,000	$0.74-0.75	$$24,813	Consulting services
Consultant	December 2007	25,000	$0.75	$18,725	Consulting services
Consultant	December 2007	7,000	$0.82	$5,733	Bonus
William J. Stokes	December 2007	1,000,000	$0.07	$70,000	Exercise of Options (Company paid exercise price)
Preferred Stockholder	March 2008	299,642	$0.78	$233,720	Stock Offering Costs
Consultant	April 2008	190,000	$0.75	$142,500	Bonus compensation to the Chief Science Officer
Non-Executive Employees	April 2008	50,000	$0.75	$37,500	Bonus compensation to employees
Consultant	April 2008	70,000	$0.75	$52,500	Business consulting services
Consultant	July 2008	3,818	$0.63	$2,405	Business consulting services
Consultant	September 2008	100,000	$0.70	$54,688	Business consulting services

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES. - continued

RECENT SALES OF UNREGISTERED SECURITIES - continued

In March 2009 one of the members of the Board of Directors converted 95,000 shares of the Company’s Series A Preferred Stock into 10,857,142 shares of the Company’s common stock. The board member acquired the Company’s Series A Preferred Stock from UTEK in February 2009. The Series A Preferred Stock conversion was based on the Company’s common stock’s average closing price for the ten trading days before the date of conversion.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues	$268,242	$130,055
Cost of goods sold	155,457	55,841
Gross profit	112,785	74,214
Operating expenses	6,052,087	2,664,621
Operating loss	(5,939,302)	(2,590,407)
Non-operating expenses	-	(40,000)
Interest expense	(219,453)	(238,984)
Net income (loss)	$(6,158,755)	$(2,869,391)
Revenue

Revenue was $268,242 for the twelve months ended December 31, 2008.  During 2007, beginning in August, we began our stable isotope marketing program which was complemented by the purchase of the Life Science division of Isonics, Inc. During 2008, we continued the stable isotope marketing program generating $191,742 of total 2008 revenues. We also established our linear accelerator production center and began the production and marketing of F-18 in August 2008, accounting for $76,500 of the total 2008 revenues.

Cost of Goods Sold

Cost of Goods Sold for the twelve months ended December 31, 2008 was $155,457.  Cost of goods sold for our fiscal year ended December 31, 2007 was $55,841. The cost of goods sold of  $55,841 for 2007, 42.9% of revenues, was our cost of the stable isotopes included in revenues. The $155,457 cost of goods sold for 2008 consists of $116,402, 60.7% of revenues, for stable isotopes and $39,055, 51.1% of revenues, was our costs for the F-18 production (consisting mostly of supplies). The reason for the increase in the cost of goods sold percentage from 2007 (42.9%) to 2008 (60.7%) for stable isotopes was due to a reduction in sales price for stable isotopes we were able to obtain. We have worked with our supplier in an attempt to reduce our costs for stable isotopes in an effort to keep the cost of goods sold in line with available pricing for the product.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2008 and 2007 was $6,052,087 and $2,664,621, respectively.  The increase in operating expenses from 2007 to 2008 can be attributed largely to depreciation and amortization of licenses, fixed assets and intangible assets ($1,531,214 for the year ended December 31, 2007 versus $1,135,841 for the year ended December 31, 2007), write off of the net unamortized balance of impaired assets ($903,535 for the year ended December 31, 2008 versus $0.00 for the year ended December 31, 2007), professional fees ($1,281,557 for the year ended December 31, 2008 versus $607,379 for the year ended December 31, 2007), stock options granted ($1,211,392 for the year ended December 31, 2008 versus $592,447 for the year ended December 31, 2007) and additional payroll expense ($574,228 for the year ended December 31, 2008 versus $197,557 for the year ended December 31, 2007).

	Year Ended December 31, 2008	Year Ended December 31, 2007
Depreciation and amortization expense	$1,531,214	$1,135,841
Impairment expense	903,535	-
Professional fees	1,281,557	607,379
Stock options granted	1,211,392	592,447
Payroll expenses	574,228	197,557
General and administrative expenses	510,813	129,012
Sales and marketing expense	39,348	2,385
	$6,052,087	$2,664,621

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. - continued

Results of Operations - continued

Net Loss

Our net loss for the year ended December 31, 2008 and 2007 was $6,158,755 and $2,869,391, respectively, as a result of the above-mentioned factors.

Liquidity and Capital Resources

At December 31, 2008, we had negative working capital of $4,491,859, as compared to $3,373,417 at December 31, 2007, and $3,244,190 at December 31, 2006. During the twelve months ended December 31, 2008 we experienced negative cash flow from operations of $1,543,998, and we expended $1,710,590 for investing activities while adding $3,286,711 from financing activities. As of December 31, 2008, we had $150,000 commitments for capital expenditures.

We have generated material operating losses since inception. We have incurred a net loss of $10,400,769 from January 1, 2006 (inception) through December 31, 2008, including a net loss of $6,158,755 for the twelve months ended December 31, 2008. We expect to continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

Based on the current cash run rate, approximately $1,000,000 will be needed to fund operations for an additional year. As disclosed in the risk factors, we are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond. We will need to raise an additional $10,000,000 in the next year to develop three isotope manufacturing centers and complete its aggressive growth plans.  We may, however, choose to modify its growth and operating plans to the extent of available funding, if any, by developing fewer than three isotope manufacturing centers or developing them over a longer period of time.

The recent economic events, including the substantial decline in global capital markets, as well as the lack of liquidity in the capital markets, could impact our ability to obtain financing and our ability to execute our business plan. Although market conditions have deteriorated, we believe healthcare institutions will continue to purchase the medical solutions that we distribute. As a development stage company with modest sales from our inception, we are unable to determine the effect of the recent economic crises on our sales.

Contractual Obligations (payments due by period)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$2,138,852	$352,118	$1,213,149	$573,585	$-
Production center lease	185,497	46,872	138,625	-	-
Corporate office lease	86,041	60,736	25,305	-	-
License agreement with Regents of the University of California	335,000	25,000	70,000	180,000	60,000
Total	$2,745,390	$484,726	$1,447,079	$753,585	$60,000

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007. The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

For the year ended December 31, 2007, we had a long term liability of $581,630 compared to a long term liability of $0 for the year ended December 31, 2006. The long term liability is related to two capital lease obligations we obtained in September 2007 that are secured by equipment and the personal guarantee of the two major shareholders.  The lease allowed the company to acquire a Pulsar 7 PET Isotope Production System and ancillary equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. - continued

Contractual Obligations (payments due by period) - continued

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated shareholder. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the year ended December 31, 2008 the Company incurred rent expenses for this facility totaling $43,400. In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the twelve months ended December 31, 2008 and the twelve months ended December 31, 2007 the Company amortized $37,500 and $15,625, respectively, of this stock issuance and recognized it as rent expense.

Future minimum rental payments required under the Company’s current rental agreement in excess of one year as of December 31, 2008, are as follows:

Twelve months ended December 31, 2009	$46,872
Twelve months ended December 31, 2010	50,622
Twelve months ended December 31, 2011	54,671
Twelve months ended December 31, 2012	33,332
Total	$185,497

Additionally, in June 2008, the Company entered into a twelve month lease for its corporate offices with three four month options to renew, but in no event will the lease extend beyond May 31, 2010. The lease agreement calls for monthly rental payments of $5,061 per month. During the twelve months ended December 31, 2008 the Company incurred rent expenses for this facility totaling $31,708. Future minimum rental payments required under the Company’s current rental agreement in excess of one year as of December 31, 2008, are as follows:

Twelve months ended December 31, 2009	$60,736
Twelve months ended December 31, 2010	25,305
Twelve months ended December 31, 2011	-
Twelve months ended December 31, 2012	-
Total	$86,041

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  Adoption of this standard did not have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS 156 - "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. Adoption of this standard did not have a material impact on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. Adoption of this standard did not have a material impact on the Company’s financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. - continued

Recent Accounting Pronouncements - continued

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (“SFAS 157”). This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. Adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. Adoption of this standard did not have a material impact on the Company’s financial statements.

In September 2006, the staff of the Securities and Exchange Commission issued SAB No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. Adoption of this standard did not have a material impact on the Company’s financial statements.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fixed Assets

Fixed assets are carried at the lower of cost or net realizable value. Production equipment with a cost of $2,500 or greater and other fixed assets with a cost of $1,500 or greater are capitalized. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Depreciation is computed using the straight-line method over the following estimated useful lives.  Leasehold improvements and capital lease assets are amortized over the shorter of the life of the lease or the estimated life of the asset.

Management of the Company periodically reviews the net carrying value of all of its equipment on an asset by asset basis. These reviews consider the net realizable value of each asset, as measured in accordance with the preceding paragraph, to determine whether impairment in value has occurred, and the need for any asset impairment write-down.  Although management has made its best estimate of the factors that affect the carrying value based on current conditions, it is reasonably possible that changes could occur which could adversely affect management’s estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. - continued

License Fees

License fees are stated at cost, less accumulated amortization. Amortization of license fees is computed using the straight-line method over the estimated economic useful life of the assets.  The Company periodically reviews the carrying values of patents in accordance with SFAS No. 144 and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Intangible Assets

Intangible assets resulted from the purchase, for cash, from Isonics Corporation, the rights to intellectual property related to the production of isotopes, customer lists, contracts and agreements with third party companies, and certain equipment. The Company allocated the purchase price to each of the assets based upon the Companies believe of the long term value of each of those assets and comparison to replacement cost, where that information was available. Intangible assets are stated at cost, less accumulated amortization. Amortization of intangible assets is computed using the straight-line method over the estimated economic useful life of the assets. The Company periodically reviews the carrying values of intangible assets in accordance with SFAS No. 144 and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Revenue Recognition

The Company applies the provision of SEC Staff Accounting Board (“SAB”) No. 104, Revenue Recognition. SAB No. 104, which supersedes SAB No. 101, Revenue Recognition in Financial Statements, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

Research and Development Costs

Research and developments costs, including salaries, research materials, administrative expenses and contractor fees, are charged to operations as incurred. The cost of equipment used in research and development activities which has alternative uses is capitalized as part of fixed assets and not treated as an expense in the period acquired. Depreciation of capitalized equipment used to perform research and development is classified as research and development expense in the year computed.

Fair value of financial instruments

The carrying amounts of cash, receivables and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements based on their estimated grant-date fair value. The Company has estimated expected forfeitures, as required by SFAS No. 123R, and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our evaluation, which was not done using the COSO framework, immediately revealed that there were material weaknesses primarily as a result of our lack of personnel and management did not prepare a written report.  Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report by HJ & Associates, LLC, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

 Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

NAME	AGE	POSITION
James C. Katzaroff	51	CEO and Chairman
William J. Stokes	56	President
L. Bruce Jolliff	58	Chief Financial Officer
Carlton Cadwell	64	Director
William E. Root	64	Director

James C. Katzaroff, Chief Executive Officer and Chairman

James C. Katzaroff is the founder of Advanced Medical Isotope Corporation.  Initially a financial consultant with Wall Street firms Bateman Eichler, Smith Barney and EF Hutton, Mr. Katzaroff has been responsible for senior-level corporate strategy, fostering investment banking relationships, and served as a senior financial advisor for numerous start-ups and development-stage companies. From 1998 to 2001, Mr. Katzaroff held senior positions including Chief Financial Officer, Senior Vice President of Finance, Senior Vice President, and Corporate Secretary of Telemac Corporation, an international communications company active in the wireless telephony market. In 2001 he became Chairman and CEO of Apogee Biometrics, and in 2004 became President of Manakoa Services Corporation, currently serving as its interim CEO. He holds a Bachelor’s Degree in Business Economics from the University of California, Santa Barbara, and has completed advanced management courses at the University of Washington.

William J. Stokes, President

Mr. Stokes joined Advanced Medical Corporation as its president  in 2006.  He founded Columbia Basin Consulting Group in 1997 and has worked as a consultant with Columbia Basin Consulting Group since its inception.  Mr. Stokes has over 30 years experience in management of nuclear industry services firms and the design and construction of nuclear facilities. Mr. Stokes has been involved in isotope production methods and facilities since 1995, having led efforts for reuse of surplus DOE reactors for isotope production. He played an instrumental role in the founding of a successful brachytherapy seed company which is used to treat prostate cancer. Mr. Stokes has received numerous awards and recognition for performance of nuclear projects and companies under his management.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Leonard Bruce Jolliff, Chief Financial Officer

Mr. Jolliff joined Advanced Medical Corporation as chief financial officer in 2006.  For nine years prior to joining the Company, Mr. Jolliff was a sole practitioner in the role of CFO for Hire and as a Forensic Accountant, working with companies ranging from Fortune 500 to small family operations.  Mr. Jolliff is a CPA and a member of the Washington Society of CPAs. He is also a CFE and a member of the Association of Certified Fraud Examiners. Mr. Jolliff has held CFO and Controller positions in an array of industries and has worked as a CPA in public practice.

Carl Cadwell, Director

Dr. Cadwell joined Advanced Medical Corporation as a director in 2006.  Dr. Cadwell brings over 30 years of experience in business management, strategic planning, and implementation. He co-founded Cadwell Laboratories, Inc. in 1979 and has served as its President since its inception. Cadwell Laboratories, Inc. is a major provider of neurodiagnostic medical devices and is the parent company of QuickMed, Inc., an electronic medical records company. After receiving his bachelor’s degree from the University of Oregon in 1966 and a doctoral degree from the University of Washington in 1970, he began his career serving in the United States Army as a dentist for 3 years. From 1973 to 1980, Dr. Cadwell practiced dentistry in private practice and started several businesses.

William E. Root, Director

Mr. Root joined Advanced Medical Corporation as a director in 2006.  For the last five years, Mr. Root has been a senior consultant with ARES Corporation, an engineering, risk management, software  and project management company.  He brings over 30 years experience in the management and leadership of engineering, technology development/application, construction, and startup projects for: nuclear research, environmental technology development, nuclear power plants, coal power plants, nuclear waste treatment, petroleum plants and RCRA/CERCLA environmental restoration work. Mr. Root has provided key roles in negotiating and establishing agreements with state and federal regulators including the Washington Department of Ecology and the U.S. Nuclear Regulatory Commission. He has been responsible for projects that ranged from a few million dollars up to $2.8 billion with an ability to establish and deliver to a baseline. Mr. Root holds a Bachelor’s and Master’s of Science in Chemical Engineering.

Committees of the Board of Directors

We intend to appoint such persons to the Board of Directors and committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange. We do not currently have any independent directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended December 31, 2006, December 31, 2007 and December 31, 2008.

 Summary Compensation Table

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James C. Katzaroff,	2006	$36,053	$0		$0	$0	$0	$0	$0	$36,053
CEO and Chairman	2007	$112,034	$0		$0	$67,215	$0	$0	$0	$179,249
	2008	$192,109	$0		$0	$50,819	$0	$0	$0	$242,928
William J. Stokes,	2006	$0	$0		$105,000	$0	$0	$0	$0	$105,000
President	2007	$0	$30,000		$70,000	$0	$0	$0	$0	$100,000
	2008	$40,000	$8,500		$0	$0	$0	$0	$0	$48,500
L. Bruce Jolliff,	2006	$0	$0		$0	$0	$0	$0	$0	-
CFO	2007	$101,124	$0	$		$1,046,837	$0	$0	$0	$1,147,961
	2008	$139,267	$25,000		$0	$25,409	$0	$0	$0	$189,676
Fu-Min Su,	2006	$0	$0		$0	$0	$0	$0	$0	$0
Chief Radiochemist	2007	$0	$0		$0	$0	$0	$0	$0	$0
	2008	$74,615	$5,000		$76,750	$25,409	$0	$0	$0	$181,774

ITEM 11. EXECUTIVE COMPENSATION. - continued

Narrative to Summary Compensation Table

We have employment agreements with William J. Stokes, L. Bruce Jolliff and Fu-Min Su that determine the compensation paid to each of them.

William E. Stokes

In August 2006, the Company entered into a three-year employment agreement with William E. Stokes pursuant to which the Company agreed to pay Mr. Stokes an annual salary equal to $48,000 from January 1, 2007 to August 1, 2007 and an annual salary of $96,000 thereafter.  Mr. Stokes received 1,500,000 shares of the Company’s common stock as an inducement to sign the employment agreement.

In the event the employment is terminated by the Company without cause, by Mr. Stokes for good reason or a change in control, the Company will have to provide Mr. Stokes with one month of his base salary and any portion of an annual bonus allocated by the Board of Directors, disability and other welfare plan benefits  for a period of one year from the date of termination and immediate vesting of all outstanding options, stock grants, shares of restricted stock and any other equity incentive compensation; provided, that the stock options shall be exercisable only until the earlier to occur of (A) two years from the date of the termination, or (B) the date the option would have otherwise expired if Mr. Stokes had not terminated employment.

During the term of the employment agreement, including any extension thereof, and for a period of one year thereafter, Mr. Stokes shall not, directly or indirectly work for a business in the production, import for resale, and distribution of radioisotopes for use in the medical industries.

L. Bruce Jolliff

In August 2007, Mr. Jolliff signed an employment agreement with the Company and will receive a salary of $100,000 per year.  He will also receive 1,500,000 options (500,000 options per year beginning in August 2008) to purchase the Company’s common stock at $0.50.  The Company may terminate the agreement without cause at any time upon 30 days' written notice.  Upon termination, the Company will pay Mr. Jolliff a severance allowance of two months salary.

Dr. Fu Min-Su

In January 2008, the Company entered into a five-year employment agreement with Dr. Fu Min-Su pursuant to which the Company agreed to pay Dr. Fu Min-Su an annual salary equal to $90,000.

In the event the employment is terminated by the Company without cause, by Dr. Fu Min-Su for good reason or a change in control, the Company will have to provide Dr. Fu Min-Su with one month of his base salary and any portion of an annual bonus allocated by the Board of Directors, disability and other welfare plan benefits  for a period of one year from the date of termination and pro-rated vesting of all outstanding options, stock grants, shares of restricted stock and any other equity incentive compensation; provided, that the stock options shall be exercisable only until the earlier to occur of (A) two years from the date of the termination, or (B) the date the option would have otherwise expired if Dr. Fu Min-Su had not terminated employment.

During the term of the employment agreement, including any extension thereof, and for a period of one year thereafter, Dr. Fu Min-Su shall not, provide services that he provides for the Company for a business in the production, import for resale, and distribution of radioisotopes for use in the medical industries.

B. Significant Employees.

Fu-Min Su, Chief Radiochemist

Fu Min Su, Ph.D., was appointed AMIC's Chief Radio-Chemist and Radiation Safety Officer in 2007.  With over 20 years experience in medical isotope R&D and manufacture, Dr. Su is also knowledgeable in the area of coordinating and conducting clinical trials.  He has worked as a senior scientist for a several bio-technology firms, including NeoRx Corporation from 1987 through 1998, Nycomed-Amersham Imaging in 1999, Bristol-Myers Squibb from 2000 to 2006, and Cellectar, LLC in 2007, during which time he developed various radiopharmaceuticals, isotope production methods and generator systems.   Dr. Su has authored a number of scientific papers, and has written numerous abstracts for the Journal of Nuclear Medicine.  He also holds several patents relating to radionuclide production and preparation.  Dr. Su received his Ph.D. from the University of Washington.

C. Family Relationships.  None.

ITEM 11. EXECUTIVE COMPENSATION. - continued

Narrative to Summary Compensation Table - continued

D. Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Options Granted to Named Executive Officers

During January 2007, the Company granted James C. Katzaroff an option to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $.29 per share.  The options are fully vested and expire January 23, 2010. The quoted market price of the common stock at the time of issuance of the options was $.27 per share.

During May 2007, the Company granted L. Bruce Jolliff an option to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The options vest at 500,000 shares May 2008, 500,000 shares May 2009, and 500,000 shares May 2010 and expire May 2012. The quoted market price of the common stock at the time of issuance of the options was $.70 per share.

During November 2008, the Company granted James C. Katzaroff an option to purchase 100,000 shares and L. Bruce Jolliff and option to purchase 50,000 shares of the Company’s common stock.  All options issued in November 2008 have an exercise price of $.55 per share and are fully vested and expire on November 26, 2011.  The quoted market price of the common stock at the time of issuance of the options was $.51 per share.

Outstanding Equity Awards

The following table sets forth all outstanding equity awards held by our Named Executive Officers as of the end of last fiscal year.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James C. Katzaroff	1-23-07	250,000	-	-	$0.29	1-23-2010	-	-	-	-
	11-26-08	100,000	-	-	$0.55	11-26-2011	-	-	-	-
William J. Stokes	-	-	-	-	-	-	-	-	-	-

L. Bruce Jolliff	5-16-07	500,000	-	1,000,000	$0.50	5-16-2012	-	-	-	-
	11-26-08	50,000	-	-	$0.55	11-26-2011	-	-	-	-
Fu-Min Su	11-26-08	50,000	-	-	$0.55	11-26-2011	-	-	-	-

ITEM 11. EXECUTIVE COMPENSATION. - continued

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

OPTIONS/SARS GRANT

During January 2007, the Company granted its three board members, Carlton Cadwell, James C. Katzaroff and William E. Root, options to purchase an aggregate of 250,000 shares each of the Company’s common stock at an exercise price of $.29 per share.  The options are fully vested and expire January 23, 2010. The quoted market price of the common stock at the time of issuance of the options was $.27 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $72,500 for each of the board members, for an aggregate of $217,500, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2007.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.79%
Dividend yield	0.00%
Volatility factor	329.1%
Weighted average expected life	3 years

During April 2007, the Company granted a non-employee consultant options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The options are fully vested and expire April 2010. The quoted market price of the common stock at the time of issuance of the options was $.85 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $50,000, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2007.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.60%
Dividend yield	0.00%
Volatility factor	329.1%
Weighted average expected life	3 years

During May 2007, the Company granted its Chief Financial Officer, L. Bruce Jolliff, options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The options vest at 500,000 shares May 2008, 500,000 shares May 2009, and 500,000 shares May 2010 and expire May 2012. The quoted market price of the common stock at the time of issuance of the options was $.70 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $750,000, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2007 on a pro-rata bases of the months worked compared to the total of the vesting schedule.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.67%
Dividend yield	0.00%
Volatility factor	257.3%
Weighted average expected life	5 years

ITEM 11. EXECUTIVE COMPENSATION. - continued

OPTIONS/SARS GRANT - continued

During April 2007, the Company appointed a local County Commissioner, past County Board of Supervisors, and past County Treasurer as the Chairman of its Government Affairs Advisory Board. In exchange for his local interaction with local government on our behalf we granted  him options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The options are fully vested and expire April 2010. The quoted market price of the common stock at the time of issuance of the options was $.85 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $50,000, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2007.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.60%
Dividend yield	0.00%
Volatility factor	329.1%
Weighted average expected life	3 years

During December 2007, the Company granted the non-employee consultant acting as the Project Manager on the Company’s construction project, in accordance with the terms of his contract, options to purchase 122,400 shares of the Company’s common stock, at an exercise price of $.17 per share.  The options are fully vested and expire December 31, 2012. The quoted market price of the common stock at the time of issuance of the options was $.72 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $87,975 and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2007.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.49%
Dividend yield	0.00%
Volatility factor	257.3%
Weighted average expected life	5 years

During February 2008, the Company granted a non-employee consultant, in exchange for banking and financing leads and opportunities, options to purchase 714,286 shares of the Company’s common stock, at an exercise price of $1.05 per share. The options are fully vested and expire February 12, 2009. The quoted market price of the common stock at the time of issuance of the options was $.65 per share. The Company valued the options in accordance with SFAS 123(R). The fair value of the options totaled $461,827 and was recorded as stock-based compensation in the accompanying financial statements for the nine months ended September 30, 2008. The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.05%
Dividend yield	0.00%
Volatility factor	312.5%
Weighted average expected life	1 year

ITEM 11. EXECUTIVE COMPENSATION. - continued

OPTIONS/SARS GRANT - continued

During March 2008, the Company granted the non-employee consultant acting as the Project Manager on the Company’s construction project, in accordance with the terms of his contract, options to purchase 106,800 shares of the Company’s common stock, at an exercise price of $.17 per share. The options are fully vested and expire March 31, 2013. The quoted market price of the common stock at the time of issuance of the options was $.84 per share. The Company valued the options in accordance with SFAS 123(R). The fair value of the options totaled $89,565 and was recorded as stock-based compensation in the accompanying financial statements for the nine months ended September 30, 2008.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.48%
Dividend yield	0.00%
Volatility factor	257.3%
Weighted average expected life	5 years

During June 2008, the Company granted the consultant acting as the non-employee Project Manager on the Company’s construction project, in accordance with the terms of his contract, options to purchase 39,600 shares of the Company’s common stock, at an exercise price of $.17 per share. The options are fully vested and expire June 30, 2013. The quoted market price of the common stock at the time of issuance of the options was $.69 per share. The Company valued the options in accordance with SFAS 123(R). The fair value of the options totaled $27,276 and was recorded as stock-based compensation in the accompanying financial statements for the nine months ended September 30, 2008.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.49%
Dividend yield	0.00%
Volatility factor	257.5%
Weighted average expected life	5 years

During July 2008, the Company granted a non-employee consultant, along with his appointment as the Chair of the Company’s Scientific Advisory Board, options to purchase 100,000 shares of the Company’s common stock, at an exercise price of $.50 per share. The options are fully vested and expire January 29, 2011. The quoted market price of the common stock at the time of issuance of the options was $.40 per share. The Company valued the options in accordance with SFAS 123(R). The fair value of the options totaled $39,850 and was recorded as stock-based compensation in the accompanying financial statements for the nine months ended September 30, 2008.  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.87%
Dividend yield	0.00%
Volatility factor	337.6%
Weighted average expected life	3 years

During November 2008, the Company granted stock options to the following:

•
Two board members, James C. Katzaroff and Carlton Cadwell, options to purchase an aggregate of 100,000 shares each and one board member, William E. Root, options to purchase an aggregate of 25,000 shares of the Company’s common stock.  The fair value of the options totaled $50,819, $50,819, and $12,705, for an aggregate of $114,343, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2008.

ITEM 11. EXECUTIVE COMPENSATION. - continued

OPTIONS/SARS GRANT - continued

•
five non-executive employees options to purchase the following shares: 50,000, 25,000, 10,000, 10,000, and 5,000, for an aggregate of 100,000 shares of the Company’s common stock and our Chief Financial Officer, L. Bruce Jolliff, options to purchase 50,000 shares of the Company’s common stock. The fair value of the options totaled $25,409, $25,409, $12,705, $5,082, $5,082, and $2,541, for an aggregate of $76,228, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2008.

•
non-employee consultant, in exchange for financial and marketing expertise options to purchase an aggregate of 25,000 shares of the Company’s common stock The fair value of the options totaled $12,705 and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2008.

•
non-employee consultant, in exchange for his strategic business advice as an expert in our industry, options to purchase an aggregate of 75,000 shares of the Company’s common stock The fair value of the options totaled $38,114 and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2008.

•
non-employee consultant, in exchange for marketing efforts, options to purchase an aggregate of 5,000 shares of the Company’s common stock The fair value of the options totaled $2,541 and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2008.

All options issued in November 2008 have an exercise price of $.55 per share and are fully vested and expire on November 26, 2011.  The quoted market price of the common stock at the time of issuance of the options was $.51 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51%
Dividend yield	0.00%
Volatility factor	337.22%
Weighted average expected life	3 years

DIRECTOR COMPENSATION

Non-management directors received the following compensation:

Name		Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
	2006	-	-	$17,500	-	$17,500
Carlton Cadwell	2007	-		$67,215	-	$67,215
	2008	-		$50,819	-	$50,819
	2006	-		$17,500	-	$17,500
William E. Root	2007	-		$67,215	-	$67,215
	2008	-	-	$12,705	-	$12,705

During September 2006, the Company granted three board members options to purchase an aggregate of 250,000 shares each of the Company’s common stock and granted the Chief Executive Officer options to purchase 1,000,000 shares of the Company’s common stock, all at an exercise price of $.07 per share.  The options are fully vested and expire September 1, 2009. The quoted market price of the common stock at the time of issuance of the options was $.07 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $17,500 for each of the board members and $70,000 for the CEO, for an aggregate of $122,500, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2006.  All these were exercised in 2007.

ITEM 11. EXECUTIVE COMPENSATION. - continued

DIRECTOR COMPENSATION - continued

During January 2007, the Company granted three board members options to purchase an aggregate of 250,000 shares each of the Company’s common stock at an exercise price of $.29 per share.  The options are fully vested and expire January 23, 2010. The quoted market price of the common stock at the time of issuance of the options was $.27 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $67,215 for each of the board members, for an aggregate of $201,645, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2007.

During November 2008, the Company granted two board members options to purchase an aggregate of 100,000 shares each and one board member options to purchase an aggregate of $25,000 shares of the Company’s common stock at an exercise price of $.55 per share.  The options are fully vested and expire November 26, 2011. The quoted market price of the common stock at the time of issuance of the options was $.51 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $50,819 for each of the two board members receiving 100,000 shares and $12,705 for the one board member receiving $25,000 shares for an aggregate of $114,343, and was recorded as stock-based compensation.

POTENTIAL CONFLICTS OF INTEREST

James C. Katzaroff, Chief Executive Officer and Chairman of the Board owns a substantial interest in Mirari Corporation (“Mirari”).  The Company has had business dealing with Mirari.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

A. Security ownership of certain beneficial owners.

The following table sets forth, as of March 31 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  As of March 31, 2009, there were 49,666,124 shares outstanding.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
James C. Katzaroff, CEO and Chairman	7,419,002	14.8
William J. Stokes, President	2,500,000	5.0
L. Bruce Jolliff, CFO	550,000	1.1
Carlton Cadwell, Director	18,420,145	37.0
William E. Root, Director	525,000	1.1

All Officers and Directors as a group (5 individuals)	29,414,147	57.7

* less than 1 percent

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on March 31, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2009, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.  Beneficial ownership of shares includes 350,000 options currently exercisable by James C. Katzaroff and 550,000 options currently exercisable by L. Bruce Jolliff, 100,000 options currently exercisable by Carlton Cadwell and 275,000 options currently exercisable by William E. Root.

Equity Compensation, Pension or Retirement Plans

 No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

James C. Katzaroff took part in founding and organizing the business of the Company and is a promoter of  the Company as defined by Rule 405 of the Securities Act of 1933. James C. Katzaroff will not receive any compensation in connection with this registration statement. During the past five years, James C. Katzaroff received the salary, bonus and options disclosed in the Summary Compensation Table.

Indebtedness from related parties

James C. Katzaroff, Chief Executive Officer and Chairman of the Board owns a substantial interest in Mirari.  In 2006, the company purchased a note receivable of $28,500, from a non-related individual, due from Mirari, a Washington corporation, and an affiliate under common control. This amount was written off as an investment loss in 2006. Additionally, during the year 2006, we advanced funds on behalf of Mirari for rent and administrative costs in the amount of $33,000. This amount was written off as bad debt in 2006.  It is management’s intention to acquire all the assets, which consists of certain intellectual property related to nuclear facilities, and common stock of Mirari during the year 2009.  There have not been, however, any negotiations between us and Mirari.

In November 2006 the Company received $30,000 from an employee, who is not an officer, in the form of a loan and in April 2007 received another $50,000 from the same shareholder. In June 2007 the Company extinguished the $80,000 debt through the issuance of 160,000 shares of the Company’s common stock. The fair market value at the time was $.75, resulting in a $40,000 loss from extinguishment of debt.  The employee, who was not an affiliate of any officer or principal shareholder of the Advanced Medical Isotope Corporation made the loan to help us with our liquidity.

Rent and other administrative expenses

The Company began renting office space located in Kennewick, Washington from Apogee Biometrics, Inc. (“ABI”), an affiliate under common control, in January 2006.  Commencing January 1, 2006, the parties verbally agreed that the Company would make monthly rent payments of $3,500 on a month-to-month basis.  In addition, the Company paid 36% of certain administrative expenses utilized by both parties.  During the years ended December 31, 2007 and 2006 the Company incurred rent and administrative expenses to ABI totaling $15,147 and $59,500 respectively.  The Company made payments to ABI totaling $15,147 and $59,500 during the years ended December 31, 2007 and 2006 respectively.  The Company terminated the rental agreement with ABI.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 were $60,000.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 were $3,000. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were $11,000 in other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2008.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Advanced Medical Isotope Corporation
Kennewick, Washington

We have audited the consolidated balance sheets of Advanced Medical Isotope Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from inception of the development stage on January 1, 2006 through December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Medical Isotope Corporation as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended and from inception of the development stage on January 1, 2006 through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operation for the foreseeable future. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Advanced Medical Isotope Corporation’s internal control over financial reporting as of December 31, 2008 and 2007, and, accordingly, we do not express an opinion thereon.

/s/  HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2009

Advanced Medical Isotope Corporation
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2008	2007

Current Assets:
Cash and cash equivalents	$86,631	$54,508
Accounts receivable	35,747	12,000
Prepaid expenses	3,000	-
Prepaid expenses paid with stock, current portion	140,579	239,250
Inventory	7,100	28,400

Total current assets	273,057	334,158

Fixed assets, net of accumulated depreciation	2,272,784	875,044

Other assets:
License fees, net of amortization	27,083	1,661,875
Intangible assets, net of amortization	-	511,701
Patents	24,594	-
Prepaid expenses paid with stock, long-term portion	96,875	161,563
Deposits	155,406	5,928

Total other assets	303,958	2,341,067

Total assets	$2,849,799	$3,550,269

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$580,258	$180,488
Accrued interest payable	188,956	171,628
Payroll liabilities payable	9,098	45,163
Preferred stock redeemable as common	3,182,405	3,182,405
Line of credit	-	40,908
Loan from shareholder	194,599	-
Convertible notes payable	257,481	-
Current portion of capital lease obligations	352,119	86,983
Total current liabilities	4,764,916	3,707,575

Long term liabilities:
Capital lease obligations, net of current portion	1,786,734	581,630
Total liabilities	6,551,650	4,289,205

Shareholders’ Equity (Deficit):
Preferred stock, $.001 par value; 100,000 authorized;
95,000 and 95,000 shares issued and outstanding, respectively	95	95
Common stock, $.001 par value; 100,000,000 shares authorized;
36,778,611 and 31,664,631 shares issued and outstanding,
respectively	36,779	31,655
Paid in capital	9,546,087	6,152,861
Common stock subscriptions	-	202,500
Accumulated deficit prior to the development stage	(2,884,043)	(2,884,043)
Deficit accumulated during the development stage	(10,400,769)	(4,242,014)

Total shareholders’ equity (deficit)	(3,701,851)	(738,936)

Total liabilities and shareholders’ equity (deficit)	$2,849,799	$3,550,269

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Operations

			From inception of
			development stage
	Years ended		on January 1, 2006
	December 31,		through December
	2008	2007	31, 2008

Revenues	$268,242	$130,055	$398,297
Cost of goods sold	155,457	55,841	211,298
Gross profit	112,785	74,214	186,999

Operating expenses
Sales and marketing expenses	39,348	2,385	51,733
Start up costs	-	-	62,510
Amortization expense	1,531,214	1,135,841	2,989,013
Impairment expense	903,535	-	903,535
Professional fees	1,281,557	607,379	2,468,144
Stock options granted	1,211,392	592,447	1,943,839
Payroll expenses	574,228	197,557	771,785
General and administrative expenses	510,813	129,012	747,750
Total operating expenses	6,052,087	2,664,621	9,938,310

Operating loss	(5,939,302)	(2,590,407)	(9,751,311)

Non-operating income (expense):
Interest expense	(219,453)	(238,984)	(551,958)
Investment loss	-	-	(28,500)
Loss on conversion of shareholder loan	-	(40,000)	(69,000)
Non-operating income
(expense), net	(219,453)	(278,984)	(649,458)

Loss before Income Taxes	(6,158,755)	(2,869,391)	(10,400,769)

Income Tax Provision	-	-	-

Net loss	(6,158,755)	$(2,869,391)	$(10,400,769)

Loss per common share	$(0.18)	$(0.10)

Weighted average common shares
outstanding	34,745,710	28,744,391

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Changes in Shareholders’ Equity (Deficit)

								Deficit
								Accumulated
	Series A Preferred							during
	Stock		Common Stock		Paid in	Subscriptions	Accumulated	development
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage	Total
Balances at December 31,
2005, prior to inception of
development stage
company	-	$-	23,237,045	$23,237	$2,830,806	$30,000	$(2,884,043)	$-	$-
Common stock issued for:
Services as of May 15, 2006
($.20 per share)	-	-	600,000	600	119,400	-	-	-	120,000
Compensation as of August 15,
2006 ($.18 per share)	-	-	1,500,000	1,500	268,500	-	-	-	270,000
Services September 1, 2006
($.18 per share)	-	-	250,000	250	44,750	-	-	-	45,000
Debt settlement October 10,
2006 ($.18 per share)	-	-	300,000	300	53,700	-	-	-	54,000
Compensation as of
September 1, 2006
($.18 per share)	-	-	500,000	500	89,500	-	-	-	90,000
Issuance of common stock
options August and
September 2006 pursuant
to exercise of options	-	-	-	-	140,000	-	-	-	140,000
Issuance of shares
December 6, 2006 for cash
received in 1999	-	-	150,000	150	29,850	(30,000)	-	-	-
Issuance of preferred shares
September 22, 2006 for
acquisition of license
fees	100,000	100	-	-	-	-	-	-	100
Net loss	-	-	-	-	-	-	-	(1,372,623)	(1,372,623)
Balances at December 31,
2006	100,000	100	26,537,045	26,537	3,576,506	-	(2,884,043)	(1,372,623)	(653,523)

Common stock issued for:
Patent license as of
February 2007 ($.30
per share)	-	-	250,000	250	74,750	-	-	-	$75,000
Services March 2007
($.87 per share)	-	-	250,000	250	217,250	-	-	-	$217,500
Cash April 2007
($.71 per share)	-	-	112,277	112	79,605	-	-	-	$79,717
Options exercised May
2007 ($.07 per share)	-	-	250,000	250	17,250	-	-	-	$17,500
Debt April 2007 ($.75
per share	-	-	160,000	160	119,840	-	-	-	$120,000
Cash June 2007 ($.40
per share)	-	-	2,125,000	2,125	847,875	-	-	-	850,000
Prepaid rent August 2007
($.45 per share)	-	-	416,667	417	187,083	-	-	-	187,500
Services September 2007
($.82 per share)	-	-	100,000	100	81,900	-	-	-	82,000

Statements of Changes in Shareholders’ Equity (Deficit) - continued

								Deficit
								Accumulated
	Series A Preferred							during
	Stock		Common Stock		Paid in	Subscriptions	Accumulated	development
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage	Total

Services November 2007
($.74 per share)	-	-	117,000	117	86,463	-	-	-	86,580
Services November 2007
($.75 per share)	-	-	15,000	15	11,235	-	-	-	11,250
Services December 2007
($.75 per share)	-	-	25,000	25	18,725	-	-	-	18,750
Options exercised December
2007 ($.07 per share)	-	-	1,000,000	1,000	69,000	-	-	-	70,000
Services December 2007
($.82 per share)	-	-	7,000	7	5,733	-	-	-	5,740
Convert 5,000 convertible
preferred shares ($.559
per share)	(5,000)	(5)	299,642	300	167,200	-	-	-	167,495
Cash received July 2007 for
shares issued in 2008	-	-	-	-	-	10,000	-	-	10,000
Cash received August 2007
for shares issued in 2008	-	-	-	-	-	20,000	-	-	20,000
Cash received September
2007 for shares issued in
2008	-	-	-	-	-	17,500	-	-	17,500
Cash received November
2007 for shares issued in
2008	-	-	-	-	-	150,000	-	-	150,000
Cash received December
2007 for shares issued in
2008	-	-	-	-	-	5,000	-	-	5,000
Granting of common stock
options December 2007	-	-	-	-	592,446	-	-	-	592,446
Net loss	-	-	-	-	-	-	-	(2,869,391)	(2,869,391)
Balances at December 31,
2007	95,000	95	31,664,631	31,665	6,152,861	202,500	(2,884,043)	(4,242,014)	(738,936)
Common stock issued for:
Cash January 2008 ($.40
per share)	-	-	137,500	137	54,863	-	-	-	55,000
Options exercised 2008
($.29 per share)	-	-	250,000	250	72,250	-	-	-	72,500
Cash February 2008
($.40 per share)	-	-	950,000	950	379,050	-	-	-	380,000
Services March 2008
($.78 per share)	-	-	299,642	299	233,421	-	-	-	233,720
Cash March 2008
($.40 per share)	-	-	550,700	551	219,729	-	-	-	220,280
Services April 2008
($.75 per share)	-	-	310,000	310	232,190	-	-	-	232,500
Services July 2008
($.63 per share)	-	-	3,818	4	2,401	-	-	-	2,405
Cash July 2008 ($.40
per share	-	-	250,000	250	99,750	-	-	-	100,000
Cash August 2008
($.40 per share)	-	-	150,000	150	59,850	-	-	-	60,000
Loan fee September 2008
($.55 per share)	-	-	100,000	100	54,588	-	-	-	54,688

Statements of Changes in Shareholders’ Equity (Deficit) - continued

								Deficit
								Accumulated
	Series A Preferred							during
	Stock		Common Stock		Paid in	Subscriptions	Accumulated	development
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage	Total

Services October 2008
($.53 per share)	-	-	87,900	88	46,499	-	-	-	46,587
Services October 2008
($.58 per share)	-	-	35,000	35	20,265	-	-	-	20,300
Loan fee November 2008
($.43 per share)	-	-	20,000	20	8,726	-	-	-	8,746
Options exercised November
2008 ($.17 per share)	-	-	129,765	130	21,930	-	-	-	22,060
Services November 2008
($.45 per share)	-	-	35,000	35	15,715	-	-	-	15,750
Services November 2008
($.51 per share)	-	-	375,000	375	190,875	-	-	-	191,250
Cash November 2008
($.30 per share)	-	-	333,333	333	99,667	-	-	-	100,000
Services December 2008
($.33 per share)	-	-	27,573	28	9,072	-	-	-	9,099
Loan fee December 2008
($.31 per share)	-	-	150,000	150	45,903	-	-	-	46,053
Issuance of shares February,
2008 for cash received
in 2007	-	-	825,893	826	184,862	(185,688)	-	-	-
Stock offering costs March,
2008	-	-	-	-	(233,720)	-	-	-	(233,720)
Issuance of shares April,
2008 for cash received
in 2007	-	-	92,856	93	16,719	(16,812)	-	-	-
Granting of stock options
June 2008	-	-	-	-	753,140	-	-	-	753,140
Granting of stock options
September 2008	-	-	-	-	127,086	-	-	-	127,086
Granting of stock options
December 2008	-	-	-	-	331,166	-	-	-	331,166
Intrinsic value of convertible
debt issued October 2008	-	-	-	-	24,996	-	-	-	24,996
Intrinsic value of convertible
debt issued November 2008	-	-	-	-	322,234	-	-	-	322,234
Net Loss	-	-	-	-	-	-	-	(6,158,755)	(6,158,755)
Balances at December 31,
2008	95,000	$95	36,778,611	$36,778	$9,546,088	-	$(2,884,043)	$(10,400,769)	$(3,701,851)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Cash Flow

			From inception of
			development stage on
	Year ended	Year ended	January 1, 2006 through
	December 31, 2008	December 31, 2007	December 31, 2008
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss	$(6,158,755)	$(2,869,391)	$(10,400,769)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	288,256	22,313	310,569
Amortization of licenses and intangible assets	1,242,958	1,135,841	2,700,757
Amortization of prepaid expense paid with stock	208,609	247,688	533,797
Amortization of debt discount	39,198	-	39,198
Impairment of intangible assets	903,535	-	903,535
Common stock issued for services	1,211,392	118,320	1,743,712
Stock options issued for services	347,422	592,447	1,079,869
Stock issued for repairs and maintenance	7,875	-	7,875
Loss on conversion of shareholder loan	-	40,000	40,000
Changes in operating assets and liabilities:
Accounts receivable	(23,747)	(12,000)	(35,747)
Inventory	21,300	(28,400)	(7,100)
Prepaid expenses	(3,000)	-	(3,000)
Deposits	(149,478)	(5,930)	(155,408)
Accounts payable	326,530	180,489	507,019
Payroll liabilities	(36,065)	45,163	9,098
Stock based consulting fees payable	212,644	-	212,644
Accrued interest	17,328	125,565	188,956
Accrued interest (rolled into notes payable)	-	94,917	142,375

Net cash used by operating activities	(1,543,998)	(312,978)	(2,182,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from investment	-	-	310,000
Cash used to acquire equipment	(1,685,996)	(897,357)	(2,583,353)
Cash used to acquire patents	(24,594)	-	(24,594)
Cash used to acquire intangible assets	-	(658,750)	(658,750)

Net cash provided by investing activities	(1,710,590)	(1,556,107)	(2,956,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from bank line of credit	179,000	40,908	219,908
Payments on line of credit	(219,908)	-	(219,908)
Proceeds from Washington Trust debt	199,908	-	199,908
Payments on Washington Trust debt	(5,309)	-	(5,309)
Proceeds from convertible debt	218,283	-	218,283
Proceeds from officers related party debt	48,000	-	48,000
Payments on officer related party debt	(48,000)	-	(48,000)
Proceeds from capital lease	1,748,142	697,014	2,445,156
Principal payments on capital lease	(277,902)	(28,401)	(306,303)
Proceeds received from shareholder loan	-	50,000	80,000
Proceeds from cash sales of common shares	1,371,997	894,716	2,266,713
Proceeds from exercise of options and warrants	72,500	52,500	125,000
Proceeds from subscription shares payable	-	202,500	202,500

Net cash provided by financing activities	3,286,711	1,909,237	5,225,948

Net increase in cash and cash equivalents	32,123	40,152	86,631

Cash and cash equivalents, beginning of period	54,508	14,356	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,631	$54,508	$86,631

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,772	$18,502	$44,274
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 1:                      NATURE OF ORGANIZATION

Nature of Organization

Advanced Medical Isotope Corporation (the “Company” or “AMIC”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”) for the purpose of acquiring or investing in businesses which were developing and marketing active sports products, equipment, and apparel. The Company has had limited activity since inception and was considered dormant from the period May 1, 2000 through December 31, 2005. On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation. AMIC has an authorized capital of 100,000,000 shares of Common Stock, $.001 par value per share and 100,000 of Series A Preferred Stock, $.001 par value per share. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 for its operations beginning January 1, 2006. The company has had no significant revenues and planned principal operations have not yet commenced. The Company plans to wholesale medical isotopes as well as to develop, produce, and market medical isotopes.

Savage Mountain Sports Corporation mergers

In April 2000, Earth Sports Products, Inc (“ESP”), a corporation registered in Washington, merged with SMSC. ESP had an authorized capital of 100,000,000 shares of Common Stock, $.001 par value per share. As of the date of the merger, ESP had 3,377,206 shares of Common Stock issued and outstanding. As of the date of the merger, SMSC had 1,000 shares of Common Stock issued and outstanding, all of which were held by HHH Entertainment, Inc (“HHH”), a Nevada corporation.

In April 2000, HHH merged with SMSC. On the date of the merger, HHH had authorized capital stock of 100,000,000 shares of Common Stock, $.001 par value per share. As of the date of the merger, HHH had 23,237,045 shares of Common Stock issued and outstanding.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has suffered recurring losses and used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate we will continue to require funding from investors for working capital as well as business expansion during this fiscal year and we can provide no assurance that additional investor funds will be available on terms acceptable to us. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We anticipate a requirement of $3 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $7 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have approximately $86,631 cash on hand which means there will be an anticipated shortfall of nearly the full $10 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 1:                      NATURE OF ORGANIZATION - continued

Assuming we are successful in our sales/development effort we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. There is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company plans to seek additional funding to maintain its operations through debt and equity financing and to improve operating performance through a focus on strategic products and increased efficiencies in business processes and improvements to the cost structure.  There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-off’s, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2008, the Company has experienced no bad debt write offs from operations.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Related Party Note Receivable

The Company, in 2006, advanced funds on behalf of Mirari (a Washington corporation, and an affiliate under common control) for rent and administrative costs in the amount of $33,000. This balance was written off as bad debt in 2006. It is management’s intention to acquire all the assets and common stock of Mirari during the year 2009.

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consist of Finished Goods. The company had no Raw Materials or Work in Process.

Fixed Assets

Fixed assets are carried at the lower of cost or net realizable value. Production equipment with a cost of $2,500 or greater and other fixed assets with a cost of $1,500 or greater are capitalized. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment	3 to 7 years
Office equipment	2 to 5 years
Furniture and fixtures	2 to 5 years

Leasehold improvements and capital lease assets are amortized over the shorter of the life of the lease or the estimated life of the asset.

The Company has adopted the provisions of Statement of Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 144 require that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used.

Management of the Company reviews the net carrying value of all of its equipment on an asset by asset basis whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. These reviews consider the net realizable value of each asset, as measured in accordance with the preceding paragraph, to determine whether impairment in value has occurred, and the need for any asset impairment write-down.

The types of events and circumstances that management believes could indicate impairment are as follows:

•	A significant decrease in the market price of a live-lived asset.
•	A significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition.
•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator.
•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset.
•
A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The fair value of assets is first determined by quoted market prices, if available. Otherwise, the estimate of fair value is based on the best information available in the circumstances, including prices for similar assets and the results of using other valuation techniques. If quoted market prices are not available a present value technique is often the best available valuation technique with which to estimate fair value. Two present value techniques, expected present value and traditional present value, are provided for in SFAS No. 144. It is believed that an expected present value technique is superior to a traditional present value technique, especially in situations in which the timing or amount of estimated future cash flows is certain.

The traditional approach is useful for many measurements, especially those in which comparable assets and liabilities can be observed in the marketplace. However the traditional approach does not provide the tools needed to address some complex measurement problems, including the measurement of nonfinancial assets and liabilities for which no market for the item or a comparable item exists. The traditional approach places most of the emphasis on selection of an interest rate. A proper search for “the rate commensurate with the risk” requires analysis of at least two items – one asset or liability that exists in the marketplace and has an observed interest rate and the asset or liability being measured. The appropriate rate of interest for the cash flows being measured must be inferred from the observable rate of interest in some other asset or liability and, to draw that inference, the characteristics of the cash flows must be similar to those of the asset being measured.

Although management has made its best estimate of the factors that affect the carrying value based on current conditions, it is reasonably possible that changes could occur which could adversely affect management’s estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Investments

The Company purchased from a nonrelated individual the interest in a related company, Mirari, for $28,500. This investment was written off in 2006. The Company intends to acquire all the assets and common stock of Mirari during the year 2009.

License Fees

License fees resulted from the acquisition of a patent license, for the production of Actinium 225, from a related individual for common stock valued, at the time of acquisition, at $75,000, and from the result of the acquisition of a patent license, for a Neutron Generator, from Neu-Hope Technologies for preferred stock valued, at the time of acquisition, at $3,040,000, discounted for 4.25% incremental borrowing rate to $2,897,625. License fees are stated at cost, less accumulated amortization. Amortization of license fees is computed using the straight-line method over the estimated economic useful life of the assets.

The Company periodically reviews the carrying values of patents in accordance with SFAS No. 144 and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value. In accordance with this policy, management concluded the patent license for the Neutron Generator was no longer of value to the Company. This decision resulted in the Company writing off the net unamortized portion balance of $643,917 early.

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $990,875 and $988,792 for the years ended December 31, 2008 and 2007, respectively. Based on the license fees recorded at December 31, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each year ending December 31 is expected to be as follows: $25,000 for 2009, and $2,083 for 2010.

Intangible Assets

Intangible assets resulted from the purchase, for cash, from Isonics Corporation, the rights to intellectual property related to the production of isotopes, customer lists, contracts and agreements with third party companies, and certain equipment. The Company allocated the purchase price to each of the assets based upon the Companies believe of the long term value of each of those assets and comparison to replacement cost, where that information was available. Intangible assets are stated at cost, less accumulated amortization. Amortization of intangible assets is computed using the straight-line method over the estimated economic useful life of the assets.

The Company has adopted the provisions of Statement of Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 144 require that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used.

The Company periodically reviews the net carrying values of intangible assets in accordance with SFAS No. 144 and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value. In accordance with this policy, management concluded the intangible assets acquired from Isonics were no longer of value to the Company. This decision resulted in the Company writing off the total net unamortized portion balance of $259,618 early.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Amortization was computed using the straight-line method over the following estimated useful lives:

Intellectual property	3 years
Contracts and agreements	3 years
Customer lists	2 years

Amortization of intangible assets was $252,083 and $147,049 for the years ended December 31, 2008 and 2007, respectively. All intangible assets were fully written off as of December 31, 2008 and so no further amortization of intangible assets will be recognized from these assets in ensuing years.

Patents

Patent filing costs totaling $24,594 have been capitalized at December 31, 2008.  The patents are pending and are being developed, as such, they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis utilizing the guidance of SFAS 142, “Goodwill and Other Intangible Assets”.  Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Revenue Recognition

The Company applies the provision of SEC Staff Accounting Board (“SAB”) No. 104, Revenue Recognition. SAB No. 104, which supersedes SAB No. 101, Revenue Recognition in Financial Statements, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the for the first half of fiscal year ended December 31, 2008 and all of the fiscal year ended December 31, 2007 was derived solely from the sales of Oxygen 18, which is used in the production of medical isotopes. In July 2008 the Company also began recognizing revenue from the production of Fluoride 18 produced with the Linear Accelerator. The Company recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

Net loss per share

The Company accounts for its income (loss) per common share according to SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings/loss per share is computed by dividing income (loss) available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2008 and 2007 are as follows:

	2008	2007

Convertible debt	1,269,541	-
Preferred stock	7,577,381	4,700,358
Common stock options	5,609,021	5,447,400

Total potential dilutive securities	14,455,943	10,147,758

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Research and Development Costs

Research and developments costs, including salaries, research materials, administrative expenses and contractor fees, are charged to operations as incurred. The cost of equipment used in research and development activities which has alternative uses is capitalized as part of fixed assets and not treated as an expense in the period acquired. Depreciation of capitalized equipment used to perform research and development is classified as research and development expense in the year computed.

The Company incurred $90,150 and $1,250 research and development costs for the years ended December 31, 2008 and 2007 respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the years ended December 31, 2008 and 2007.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of product sales.

Legal Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any probable legal proceedings or claims will have a material impact on its financial position or results of operations. However, if actual or estimated probable future losses exceed the Company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2008 and 2007.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2008 and 2007.

The Company adopted FIN 48 as of January 1, 2007, and the adoption did not have a material impact to the Company's consolidated financial statements and did not result in any unrecognized tax benefits. Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the
Company's consolidated financial statements. For the years ended December 31, 2008 and 2007, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Fair value of financial instruments

The carrying amounts of cash, receivables and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements based on their estimated grant-date fair value. The Company has estimated expected forfeitures, as required by SFAS No. 123R, and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with the consensus reached by the Emerging Issues Task Force, or EITF, in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services . Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete.  The Company recognizes the fair value of the equity instruments issued that result in an asset or expense being recorded by the company, in the same period(s) and in the same manner, as if the Company has paid cash for the goods or services.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent accounting pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management believes adoption of SFAS No. 157 will not have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108.  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

NOTE 3:                      FIXED ASSETS

Fixed assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Production equipment	$2,113,218	$191,250
Building	446,772	-
Office equipment	20,128	-
Leasehold improvements	3,235	-
Construction in progress	-	706,107
	2,583,353	897,357
Less accumulated depreciation	(310,569)	(22,313)
	$2,272,784	$875,044

Construction in progress consists of progress payments made for equipment and facilities that was completed in May 2008. These payments were funded through the Capital Lease Obligations. All assets are pledged as collateral against the Capital Lease obligation.

Depreciation expense related to fixed assets is as follows:

	December 31, 2008	December 31, 2007
Production equipment	$252,759	$22,313
Building	54,707	-
Leasehold improvements	560	-
Office equipment	2,543	-
Construction in progress	-	-
	$310,569	$22,313

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 4:                      INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2007 and 2006:

	2008	2007
Intellectual property	$250,750	$250,750
Contracts and agreements	213,000	213,000
Customer lists	195,000	195,000
	658,750	658,750
Less accumulated amortization	(658,750)	(147,049)
	$-	$511,701

NOTE 5:                      RELATED PARTY TRANSACTIONS

Indebtedness from related parties

In 2006, the company purchased a note receivable of $28,500, from a non-related individual, due from Mirari, Inc (“Mirari”), a Washington corporation, and an affiliate under common control. This amount was written off as an investment loss in 2006. Additionally, during the year 2006, AMIC advanced funds on behalf of Mirari for rent and administrative costs in the amount of $33,000. This amount was written off as bad debt in 2006. It is management’s intention to acquire all the assets and common stock of Mirari during the year 2009.

In November 2006 the Company received $30,000 from a shareholder and officer in the form of a loan and in April 2007 received another $50,000 from the same shareholder. In June 2007 the Company extinguished the $80,000 debt through the issuance of 160,000 shares of the Company’s common stock. The fair market value at the time was $.75, resulting in a $40,000 loss from extinguishment of debt.

Rent and other administrative expenses

The Company began renting office space located in Kennewick, Washington from Apogee Biometrics, Inc. (“ABI”), an affiliate under common control, in January 2006. Commencing January 1, 2006, the parties verbally agreed that the Company would make monthly rent payments of $3,500 on a month-to-month basis. In addition, the Company pays 36% of certain administrative expenses utilized by both parties. During the years ended December 31, 2008 and 2007 the Company incurred rent and administrative expenses to ABI totaling $0 and $15,147 respectively. The Company made payments to ABI totaling $0 and $15,147 during the years ended December 31, 2008 and 2007 respectively.

The Company terminated the rental agreement with ABI and began renting office and warehouse space, known as the Production Facility, effective August 1, 2007, located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the years ended December 31, 2008 and 2007 the Company incurred rent expenses for this facility totaling $43,400 and $17,500, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the years ended December 31, 2008 and 2007 the Company amortized $37,500 and $15,625 of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into a twelve month lease for its corporate offices with three four month options to renew, but in no event will the lease extend beyond May 31, 2010. The lease agreement calls for monthly rental payments of $5,061 per month. During the years ended December 31, 2008 and 2007 the Company incurred rent expenses for this facility totaling $31,708 and $0, respectively.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 5:                      RELATED PARTY TRANSACTIONS - continued

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of December 31, 2008, are as follows:

	Production Facility	Corporate Offices	Total
Twelve months ended December 31, 2009	$46,872	$60,736	$107,608
Twelve months ended December 31, 2010	50,622	25,305	75,927
Twelve months ended December 31, 2011	54,671	-	54,671
Twelve months ended December 31, 2012	33,332	-	33,332

Total	$185,497	$86,041	$271,538

Rental expense for the years ending December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
ABI	$-	$15,147
Office and warehouse lease effective August 1, 2007
Monthly rental payments	43,400	17,500
Rental expense in the form of stock issuance	37,500	15,625
Corporate office	31,708	-
Total Rental Expense	$112,608	$28,397

NOTE 6:                      ASSET ACQUISITION

On June 13, 2007, the Company acquired some of the assets of Isonics Corporation (Isonics); a California corporation. Isonics is a non-related business of the Company and neither company owns stock in the other. The Company acquired the assets in exchange for $850,000 cash payment for the purpose of establishing itself in a turnkey distribution business of medical isotopes. The assets acquired consist of intellectual property, agreements with third party companies for purchase and marketing of isotopes, customer lists, and equipment located in Buffalo, New York. None of the acquired assets hold any ongoing liabilities or contractual obligations that would result in additional cash transactions required by the Company.

Intellectual property, agreements with third parties and customer lists are stated at the Companies estimation of fair market value at the time of acquisition, less accumulated amortization. Amortization of these items is computed using the straight-line method over the estimated economic useful life of the assets ranging from 2-3 years.

The Company periodically reviews the net carrying values of intangible assets in accordance with SFAS No. 144 and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value. In accordance with this policy, management concluded the intangible assets acquired from Isonics were no longer of value to the Company. This decision resulted in the Company writing off the total net unamortized portion balance of $259,618 early.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 6:                      ASSET ACQUISITION - continued

Amortization of these items was $252,083 and $147,049 for the years ended December 31, 2008 and 2007, respectively. All intangible assets were fully written off as of December 31, 2008 and so no further amortization of intangible assets will be recognized from these assets in ensuing years.

Depreciation of the equipment was $38,250 and $22,313 for the years ended December 31, 2008 and 2007, respectively. Based on the value of these items recorded at December 31, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each year ending December 31 is expected to be as follows: $38,250 for 2009, $38,250 for 2010, $38,250 for 2011, and $15,938 for 2012.

The assets acquired by the Company were recorded at the estimated fair market value as of the date of acquisition, or $850,000, as follows:

Intellectual property related to the production of Indium-111 as focused
on the chemical separation of Indium from a Cadmium-112 target	$70,750
Consulting expense incurred by Isonics for training of Indium-111 production	150,000
License fees paid by Isonics for Indium-111 production	30,000
Customer list associated with the Indium-111 production	65,000
Total purchase price allocated to Indium-111 production		315,750

Contract with Kurchatov Institute dated July 14, 2004 for the purchase
Of Actinium-225	71,000
Contract with Institute for Physics and Power Engineering for the
Purchase of Actinium-225	71,000
Customer list associated with the purchases of Actinium-225	65,000
Total purchase price allocated to Actinium-225 purchases		207,000

Service Agreement with Global Scientific Technologies and Center of
Molecular Research in connection with the production, marketing,
and sale of Oxygen-18	71,000
Customer list associated with the sale of Oxygen-18	65,000
Total purchase price allocated to Oxygen-18 production
and marketing		136,000
Equipment located at Central Radiopharmaceutical Services, Buffalo, New York		191,250
		$850,000

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 7:                      LICENSE FEE ACQUISITION

On September 27, 2006, the Company acquired the assets of Neu-Hope Technologies, Inc (“NHTI”), a Florida corporation from UTEK Corporation (“UTEK”), a Delaware corporation. UTEK is a shareholder of less than 5% of the Company’s issued and outstanding common stock. The Company acquired NHTI’s assets from UTEK in exchange for 100,000 shares of the Company’s Series A preferred stock. At any time after September 27, 2007, these Series A preferred stock shares can be converted to unrestricted common stock in the amount of $3,350,000. The number of shares shall be calculated based on the previous 10 day average closing price on the day of conversion. The Company conducted the acquisition in order to obtain NHTI’s cash, rights, and customer relationships. The assets acquired by the Company were recorded at the value which the preferred stock can be converted into common stock, $3,350,000, as follows:

As of
September 27, 2006
Cash	$310,000
License fee	3,040,000
Net assets acquired	$3,350,000

In December 2007, 5,000 shares of the Company’s Series A preferred stock were converted to 299,642 shares of common stock at $.559 per share

On August 30, 2006, NHTI entered into a Non-Exclusive License Agreement with the Regents of the University of California. NHTI paid a non-refundable License Issue Fee in the amount of $25,000. The license fee is non-refundable unless the Company’s commercialization plan is deemed unacceptable by the University. If the plan is deemed unacceptable, the license agreement will terminate and may be converted to a non-exclusive license. To date, no commercialization plan has been deemed acceptable or unacceptable.

In consideration for the license, the Company agreed to the following payments:

•	$25,000 License Issue Fee, described above;
•	$25,000 upon submission by University of California to U.S. Federal Drug Administration (or comparable agency) of either notification of or request for approval of (as applicable), a Licensed Product;
•
$100,000 upon satisfaction of necessary requirements (e.g., notification or receipt of approval, as applicable) by Federal Drug Administration (or comparable agency) for commercial sale of a Licensed Product;

•	Royalties equal to the greater of three percent of the Selling Price of each Licensed Product Licensee sells or the maintenance fee according to the following schedule:

2006	$0
2007	$0
2008	$10,000	(not yet paid)
2009	$15,000
2010	$15,000
2011	$45,000
2012 and each year thereafter	$60,000

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 8:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock with companies for various service agreements extending beyond December 31, 2008; however all of which are expected to expire sometime within the next twelve months. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid Expenses are expected to mature as follows:

2009	$75,336
2010	37,500
2011	37,500
2012	21,875
$172,211

NOTE 9:                      BANK LINE OF CREDIT and SHAREHOLDER LOAN

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time was paid off and replaced with a loan from two of the major shareholders. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009. There is no security held as collateral for this loan. As of December 31, 2008, all payments were current on this shareholder loan.

NOTE 10:                      CAPITAL LEASE OBLIGATIONS

During September 2007, the Company obtained two Master Lease Agreements for $1,875,000 and $631,000, with interest on both leases accruing at 8.6% annually, secured by equipment and personal guarantee of two of the major shareholders. These long-term agreements shall be deemed Capital Lease Obligations for purposes of financial statement reporting. The purpose of the lease is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $933,888. Advances made by the Lessor for the benefit of the Company, less payments, total $2,138,853 as of December 31, 2008:

In accordance with paragraph 10 of SFAS 13, this capital lease and its resulting obligation is recorded at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term, excluding any portion of the payments representing taxes to be paid by the Company. This amount does not exceed the fair value of the leased property at the lease inception, so the recorded amount is the fair value.

	Capital Lease Obligation
	PET Isotope Production System	Ancillary Equipment	Total
Total lease commitment	$1,875,000	$933,888	$2,808,888
Advances made for purchases	$1,511,268	$933,888	$2,445,156
Principal portion of payments	179,337	126,966	306,303
Net balance of advances payable	$1,331,931	$806,922	$2,138,853
Add factor to arrive at total future minimum lease payments	372,139	153,788	525,927
Total future minimum lease payments	1,704,070	960,710	2,664,780
Less amount representing interest	372,139	153,788	525,927
Present value of net minimum lease payments	1,331,931	806,922	2,138,853
Less amounts due within one year	182,750	169,369	352,119
Amounts due after one year	$1,149,181	$637,552	$1,786,733

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 10:                      CAPITAL LEASE OBLIGATIONS - continued

The lease requires the Company to maintain a minimum debt service coverage ratio of 1:1 measured at fiscal year end; non compliance with this provision shall constitute a default and guarantors must contribute capital sufficient to fund any deficit in the debt service coverage ratio.

The definition of debt service coverage ratio is EBITDA (earnings before interest, taxes, depreciation and amortization), minus cash taxes, minus unfunded capital expenditures, plus capital injections, divided by (interest plus current portion of long-term debt). According to the debt service coverage ratio computation, the Company is not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants. Accordingly the lenders could accelerate the debt; causing the Company to seek replacement funding from other sources. There is no guarantee the Company could find replacement funding.

The Company’s actual results of the minimum debt service ratio calculation for the years December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Net loss	$(6,158,755)	$(2,869,391)
Add (subtract)
Interest	219,453	238,984
Depreciation and amortization	1,531,214	1,135,841
Unfunded capital expenditures	(72,485)	(191,347)
Capital injections	(1,838,188)	-
	$(6,318,761)	$(1,685,913)
Interest plus current portion of long-term debt	571,572	325,967
Debt service coverage ratio	$0.000	$0.000

Principal maturities on the amount of the capital lease obligations advanced through December 31, 2008 are due as follows:

Year ended December 31,	Production Facility	Ancillary Equipment
2009	$182,749	$169,369
2010	193,384	180,983
2011	210,776	197,115
2012	229,554	201,337
2013	250,378	58,117
Thereafter	265,090	-
	$1,331,931	$806,921

The capital lease obligation is the only Company debt that contains covenants.

NOTE 11:                    INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not’ standard imposed by SFAS No. 109 to allow recognition of such an asset.

The amount of deferred income tax benefit is impacted by the difference between the estimated Federal and State statutory income tax rates used to estimate deferred tax assets and liabilities and actual rates utilized when determining income taxes due or the application of net operating losses which are impacted by lower rates for taxable income less than $100,000 along with differences in state tax rates. In addition, other estimates utilized in determining deferred income tax benefit resulting from anticipated timing differences may differ from amounts initially determined when the timing differences are realized.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 11:                    INCOME TAXES - continued

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Net operating loss carryover	$4,133,788	$1,395,015
Deferred tax liabilities:
Depreciation	(683,007)	(383,664)
Valuation allowance	(3,450,781)	(1,011,351)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007
Book income	$(2,401,914)	$(535,323)
Depreciation	(498,618)	69,060
Meals and entertainment	3,595	587
Stock for services	285,158	75,660
Options expense	472,443	-
Officers life insurance	2,094	-
Gain/loss on disposal	(693,666)	-
Valuation allowance	2,830,908	390,016
	$-	$-

At December 31, 2008 and 2007, the Company had net operating loss carryovers of approximately $10,600,000 and $3,300,000, respectively, that may be offset against future taxable income from the year 2009 through 2028. No tax benefit has been reported in the years ended December 31, 2008 and 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryovers for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryovers mat be limited as to use in future years.

In July 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES – AN INTERPRETATION OF FASB STATEMENT NO. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. The Company has not filed its Federal income tax return since 1998, however the Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material impact on the Company’s financial condition, results of operations, cash flows or net operating loss carry-forwards. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company is subject to audit by the IRS and various states for the prior 3 years.

The Company’s policy for recording interest and penalties associated with taxes is to recognize at as a component of income tax expense.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 12:                    STOCKHOLDERS’ EQUITY

Common stock sale

On October 13, 2006, the Company issued 150,000 shares of its $.001 par value common stock to shareholders for common stock subscriptions received in 1999.

In April 2007 the Company issued 112,277 shares for cash of $79,717 at $.71 per share.

In June 2007 the Company issued 2,125,000 shares for cash of $850,000 at $.40 per share.

In February 2008, the Company issued 825,893 shares of its $.001 par value common stock to shareholders for common stock subscriptions of $185,688 received in 2007.

In April 2008, the Company issued 92,856 shares of its $.001 par value common stock to shareholders for common stock subscriptions of $16,812 received in 2007.

In January 2008 the Company issued 137,500 shares for cash of $55,000 at $.40 per share.

In January 2008 the Company issued 250,000 shares for cash of $72,500 at $.29 for exercised options.

In February 2008 the Company issued 950,000 shares for cash of $380,000 at $.40 per share.

In March 2008 the Company issued 550,700 shares for cash of $220,280 at $.40 per share.

In July 2008 the Company issued 250,000 shares for cash of $100,000 at $.40 per share.

In August 2008 the Company issued 150,000 shares for cash of $60,000 at $.40 per share.

In November 2008 the Company issued 333,333 shares for cash of $100,000 at $.30 per share.

Preferred stock

On September 27, 2006, the Company acquired the assets of Neu-Hope Technologies, Inc (“NHTI”), a Florida corporation from UTEK Corporation (“UTEK”), a Delaware corporation. UTEK is a shareholder of less than 5% of the Company’s issued and outstanding common stock. The Company acquired NHTI’s assets from UTEK in exchange for 100,000 shares of the Company’s Series A preferred stock. At any time after September 27, 2007, these Series A preferred stock shares can be converted to unrestricted common stock in the amount of $3,350,000. The number of shares shall be calculated based on the previous 10 day average closing price on the day of conversion. Additionally, during the initial twelve months period in which UTEK is holding said preferred stock, interest shall accrue at the annual rate of five percent, compounded quarterly, payable in cash or in common shares of the Company. The Company conducted the acquisition in order to obtain NHTI’s cash, rights, and customer relationships. The details of this transaction can be found in Footnote 7.

In December 2007, 5,000 shares of the Company’s Series A preferred stock were converted to 299,642 shares of common stock at $.559 per share.

Common stock issued for services

During May 2006, the Company paid for $120,000 two year business consulting services through the issue of 600,000 shares of its common stock based on the quoted market price of stock on the transaction date, or $.20 per share.  Stock-based compensation expense of $50,000 and $70,000 has been recognized in the accompanying financial statements for the years ended December 31, 2007 and 2006.  The remaining $0 and $50,000 is reported as prepaid expenses paid with stock in the accompanying financial statements for the years ended December 31, 2007 and 2006.

During October 2006, the Company paid for $45,000 two year business consulting services through the issue of 250,000 shares of its common stock based on the quoted market price of stock on the transaction date, or $.18 per share.  Stock-based compensation expense of $22,500 and $7,500 has been recognized in the accompanying financial statements for the years ended December 31, 2007 and 2006.  The remaining $15,000 and $37,500 is reported as prepaid expenses paid with stock in the accompanying financial statements as of December 31, 2007, and 2006.

During September 2006, the Company issued 1,500,000 shares of its common stock as bonus compensation to the CEO. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.18 per share.  Stock-based compensation expense of $270,000 has been recognized in the accompanying financial statements for the year ended December 31, 2006.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

During September 2006, the Company issued 500,000 shares of its common stock as bonus compensation to the Chief Science Officer. The transaction was recorded based on the quoted market price of stock on the transaction date, or $.18 per share.  Stock-based compensation expense of $90,000 has been recognized in the accompanying financial statements for the year ended December 31, 2006.

During September 2006, the Company paid for $54,000 in legal services through the issue of 300,000 shares of its common stock based on the quoted market price of stock on the transaction date, or $.18 per share.   Stock-based compensation expense of $54,000 has been recognized in the accompanying financial statements for the year ended December 31, 2006.

During February 2007, the Company purchased a patent license for $54,000 through the issue of 250,000 shares of its common stock based on the quoted market price of stock on the transaction date, or $.30 per share. A long term asset valued at $75,000 has been recognized in the accompanying financial statements for the year ended December 31, 2007.

During March 2007, the Company paid for $217,500 two year business consulting services through the issue of 250,000 shares of its common stock based on the quoted market price of stock on the transaction date, or $.87 per share. Stock-based compensation expense of $81,562.50 has been recognized in the accompanying financial statements for the year ended December 31, 2007. The remaining $135,937.50 is reported as prepaid expenses paid with stock in the accompanying financial statements.

During June 2007, the Company issued 160,000 shares of its common stock in exchange for debt. The value if the transaction totaled $120,000 based on the quoted market price of stock on the transaction date, or $.75 per share. Loss on extinguishment of debt of $40,000 has been recognized in the accompanying financial statements for the year ended December 31, 2007.

During August 2007, the Company paid for $187,500 prepaid rent through the issue of 416,667 shares of its common stock based on the quoted market price of stock on the transaction date, or $.45 per share. Stock-based rent expense of $15,625 has been recognized in the accompanying financial statements for the year ended December 31, 2007. The remaining $171,875 is reported as prepaid expenses paid with stock in the accompanying financial statements.

During September 2007, the Company paid for $82,000 business consulting services through the issue of 100,000 shares of its common stock based on the quoted market price of stock on the transaction date, or $.82 per share. Stock-based compensation expense of $41,000 has been recognized in the accompanying financial statements for the year ended December 31, 2007. The remaining $41,000 is reported as prepaid expenses paid with stock in the accompanying financial statements.

During November 2007, the Company paid for $74,000 business consulting services through the issue of 100,000 shares of its common stock based on the quoted market price of stock on the transaction date, or $.74 per share. Stock-based compensation expense of $26,000 has been recognized in the accompanying financial statements for the year ended December 31, 2007. The remaining $48,000 is reported as prepaid expenses paid with stock in the accompanying financial statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

During November 2007, the Company paid for $12,563 business consulting services through the issue of 17,000 shares of its common stock based on the quoted market price of stock on the transaction date, or $.74 per share. Stock-based compensation expense of $12,563 has been recognized in the accompanying financial statements for the year ended December 31, 2007.

During November 2007, the Company paid for $11,250 business consulting services through the issue of 15,000 shares of its common stock based on the quoted market price of stock on the transaction date, or $.75 per share. Stock-based compensation expense of $11,250 has been recognized in the accompanying financial statements for the year ended December 31, 2007.

During December 2007, the Company paid for $18,725 business consulting services through the issue of 25,000 shares of its common stock based on the quoted market price of stock on the transaction date, or $.75 per share.  Stock-based compensation expense of $18,725 has been recognized in the accompanying financial statements for the year ended December 31, 2007.

During December 2007, the Company issued 7,000 shares of its common stock to two employees as a bonus. The value of the transaction totaled $5,733 based on the quoted market price of stock on the transaction date, or $.82 per share.  Stock-based compensation expense of $5,733 has been recognized in the accompanying financial statements for the year ended December 31, 2007.

During December 2007, the Company issued 1,000,000 shares of its common stock to its CEO in exchange for consideration of past services and for the 1,000,000 options previously granted to the CEO in September of 2006. Because the 1,000,000 shares were given to the CEO and were not purchased using cash by the CEO, the Company recognized stock-based compensation expense of $70,000 in the accompanying financial statements for the year ended December 31, 2007. The $70,000 compensation was determined by multiplying the number of options exercised (1,000,000) times the exercise price per share ($0.07). The exercise price per share was determined at the time the options were granted in September of 2006.

During March 2008, the Company issued 299,642 shares of its common stock in exchange for stock offering costs associated with the acquisition of the assets of Neu-Hope Technologies, Inc. The value of the transaction totaled $233,720 based on the quoted market price of stock on the transaction date, or $.78 per share.

During April 2008, the Company issued 190,000 shares of its common stock as bonus compensation to the Chief Science Officer. The value of the transaction totaled $142,500 based on the quoted market price of stock on the transaction date, or $.75 per share. Stock-based compensation expense of $142,500 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During April 2008, the Company issued 50,000 shares of its common stock as bonus compensation to employees. The value of the transaction totaled $37,500 based on the quoted market price of stock on the transaction date, or $.75 per share. Stock-based compensation expense of $37,500 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During April 2008, the Company issued 70,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $52,500 based on the quoted market price of stock on the transaction date, or $.75 per share. Stock-based compensation expense of $52,500 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During July 2008, the Company issued 3,818 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $2,405 based on the quoted market price of stock on the transaction date, or $.63 per share. Stock-based compensation expense of $2,405 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During October 2008, the Company issued 27,900 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $14,787 based on the quoted market price of stock on the transaction date, or $.53 per share. Stock-based compensation expense of $14,787 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During October 2008, the Company issued 60,000 shares of its common stock to employees as bonuses. The value of the transaction totaled $31,800 based on the quoted market price of stock on the transaction date, or $.53 per share. Stock-based compensation expense of $31,800 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During October 2008, the Company issued 35,000 shares of its common stock in exchange for $7,000 of prepaid services and $13,300 in services performed in 2008. The value of the transaction totaled $20,300 based on the quoted market price of stock on the transaction date, or $.58 per share. Stock-based compensation expense of $13,300 has been recognized in the accompanying financial statements for the year ended December 31, 2008 and the remaining $7,000 is recorded as prepaid expenses paid in stock at December 31, 2008.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

During November 2008, the Company issued 129,765 shares of its common stock in exchange for business consulting services previously rendered and included in accounts payable. The value of the transaction totaled $22,060 based on the consultants other contractual agreement, or $.17 per share. Stock-based compensation expense of $22,060 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During November 2008, the Company issued 35,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $15,750 based on the quoted market price of stock on the transaction date, or $.45 per share. Stock-based compensation expense of $15,750 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During November 2008, the Company issued 350,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $178,500 based on the quoted market price of stock on the transaction date, or $.51 per share. Stock-based compensation expense of $178,500 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During November 2008, the Company issued 25,000 shares of its common stock to employees as a bonus. The value of the transaction totaled $12,750 based on the quoted market price of stock on the transaction date, or $.51 per share. Stock-based compensation expense of $12,750 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During December 2008, the Company issued 27,573 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $9,100 based on the quoted market price of stock on the transaction date, or $.33 per share. Stock-based compensation expense of $9,100 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

Common stock issued for convertible debt

During September 2008, the Company issued 100,000 shares of its common stock in exchange for $250,000 convertible note. The value of the $250,000 debt plus the $.70 fair market value of the 100,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $250,000 debt and the value of the 100,000 shares. This computation resulted in an allocation of $195,313 toward the debt and $54,688 to the shares. The $54,688 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $18,229 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During November 2008, the Company issued 20,000 shares of its common stock in exchange for $50,000 convertible note. The value of the $50,000 debt plus the $.53 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. This computation resulted in an allocation of $16,258 toward the debt and $8,746 to the shares and $24,996 to the beneficial conversion feature. The $8,746 value of the shares and the $24,996 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,624 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

On December 16, 2008, Advanced Medical Isotope Corporation (the “Company”) issued a convertible promissory note in the amount of $375,000 with interest payable at 10% per annum. The Note matures on December 16, 2009 (the "Maturity Date"). The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. Interest on the Note is payable every six months until the Note is paid in full. Additionally, in connection with the convertible note, 150,000 shares of the Company’s common stock were issued to the note holder.  At the option of the holder, the note is convertible, in whole or in part, into the Company’s common stock by taking the principal to be converted and dividing it by fifty percent of the volume-weighted average trading price of the Company’s common stock for the 10 consecutive trading days immediately preceding the date of conversion. The note is convertible at any time.

The embedded conversion feature within the convertible promissory note was assessed under paragraph 12 of SFAS 133 to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.

Paragraph 12 of FAS 133 requires that an embedded derivative instrument shall be separated from the host contract and accounted for as a derivative instrument if, and only if, certain criteria are met.  The company believes that those certain criteria have not been met as the Company’s stock is not considered to be readily convertible to cash as defined in paragraph 57c(3) of Appendix A, “A security that is publicly traded but for which the market is not very active is readily convertible to cash if the number of shares or other units of the security to be exchanged is small relative to the daily transaction volume. That same security would not be readily convertible if the number of shares to be exchanged is large relative to the daily transaction volume.” Per the agreement the Company is required to deliver shares of its common stock and there is no mechanism outside the contract that facilitates that settlement therefore the convertible feature does not meet the criteria of paragraph 9, it does not meet the criteria of paragraph 6, and in turn it does not meet the criteria of paragraph 12 of FAS 133. Therefore the company concluded that conversion feature should not be bifurcated from the host instrument and should be accounted for in accordance with EITF 00-27.

EITF 00-27 requires the Company to allocate the proceeds to the shares issued and the debt and then calculate a beneficial conversion feature.  The company performed these calculations which resulted in a beneficial conversion feature with an intrinsic value of $322,234.  The 150,000 shares of common stock were valued at $46,053 and the debt was recorded at $6,713. Because the debt is immediately convertible, the value of the beneficial conversion feature is calculated as if converted on the commitment date.  The $322,234 allocated to the beneficial conversion feature along with the $46,053 allocated to the 150,000 shares of common stock is being accreted to interest expense over the twelve month life of the debt. Interest expense of $15,345 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $22,058 in the accompanying financial statements as of December 31, 2008.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

Common stock options

Options granted to non-employees, accounted for under the fair value method

During September 2006, the Company granted a consultant options to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $.15 per share.  The options are fully vested and expire September 1, 2008. The quoted market price of the common stock at the time of issuance of the options was $.07 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $17,500, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2006.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.77%
Dividend yield	0.00%
Volatility factor	404.0%
Weighted average expected life	2 years

 During September 2006, the Company granted three board members options to purchase an aggregate of 250,000 shares each of the Company’s common stock and granted the CEO options to purchase 1,000,000 shares of the Company’s common stock, all at an exercise price of $.07 per share.  The options are fully vested and expire September 1, 2009. The quoted market price of the common stock at the time of issuance of the options was $.07 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $17,500 for each of the board members and $70,000 for the CEO, for an aggregate of $122,500, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2006.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.69%
Dividend yield	0.00%
Volatility factor	325.0%
Weighted average expected life	3 years

During January 2007, the Company granted three board members options to purchase an aggregate of 250,000 shares each of the Company’s common stock at an exercise price of $.29 per share.  The options are fully vested and expire January 23, 2010. The quoted market price of the common stock at the time of issuance of the options was $.27 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $67,215 for each of the board members, for an aggregate of $201,645, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2007.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.79%
Dividend yield	0.00%
Volatility factor	329.1%
Weighted average expected life	3 years

During April 2007, the Company granted a consultant options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The options are fully vested and expire April 2010. The quoted market price of the common stock at the time of issuance of the options was $.85 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $84,735, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2007.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.60%
Dividend yield	0.00%
Volatility factor	329.1%
Weighted average expected life	3 years

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

During May 2007, the Company granted its Chief Financial Officer options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The options vest at 500,000 shares May 2008, 500,000 shares May 2009, and 500,000 shares May 2010 and expire May 2012. The quoted market price of the common stock at the time of issuance of the options was $.70 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $1,046,837, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2007 on a pro-rata bases of the months worked compared to the total of the vesting schedule.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.67%
Dividend yield	0.00%
Volatility factor	257.3%
Weighted average expected life	5 years

During December 2007, the Company granted a consultant options to purchase 122,400 shares of the Company’s common stock, at an exercise price of $.17 per share.  The options are fully vested and expire December 31, 2012. The quoted market price of the common stock at the time of issuance of the options was $.72 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $87,975 and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2007.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.49%
Dividend yield	0.00%
Volatility factor	257.3%
Weighted average expected life	5 years

During February 2008, the Company granted a consultant options to purchase 714,286 shares of the Company’s common stock, at an exercise price of $1.05 per share. The options are fully vested and expire February 12, 2009. The quoted market price of the common stock at the time of issuance of the options was $.65 per share. The Company valued the options in accordance with SFAS 123(R). The fair value of the options totaled $461,827 and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2008.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.05%
Dividend yield	0.00%
Volatility factor	312.5%
Weighted average expected life	1 year

During March 2008, the Company granted a consultant options to purchase 106,800 shares of the Company’s common stock, at an exercise price of $.17 per share. The options are fully vested and expire March 31, 2013. The quoted market price of the common stock at the time of issuance of the options was $.84 per share. The Company valued the options in accordance with SFAS 123(R). The fair value of the options totaled $89,565 and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2008.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.48%
Dividend yield	0.00%
Volatility factor	257.3%
Weighted average expected life	5 years

During June 2008, the Company granted a consultant options to purchase 39,600 shares of the Company’s common stock, at an exercise price of $.17 per share. The options are fully vested and expire June 30, 2013. The quoted market price of the common stock at the time of issuance of the options was $.69 per share. The Company valued the options in accordance with SFAS 123(R). The fair value of the options totaled $27,276 and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2008.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.49%
Dividend yield	0.00%
Volatility factor	257.5%
Weighted average expected life	5 years

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

During July 2008, the Company granted a consultant options to purchase 100,000 shares of the Company’s common stock, at an exercise price of $.50 per share. The options are fully vested and expire January 29, 2011. The quoted market price of the common stock at the time of issuance of the options was $.40 per share. The Company valued the options in accordance with SFAS 123(R). The fair value of the options totaled $39,850 and was recorded as stock-based compensation in the accompanying financial statements for the nine months ended September 30, 2008.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.87%
Dividend yield	0.00%
Volatility factor	337.6%
Weighted average expected life	3 years

During November 2008, the Company granted two board members options to purchase an aggregate of 100,000 shares each and one board member options to purchase an aggregate of 25,000 shares of the Company’s common stock at an exercise price of $.55 per share.  The options are fully vested and expire November 26, 2011. The quoted market price of the common stock at the time of issuance of the options was $.51 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $50,819 for each of the two board members and $12,705 for the other board member, for an aggregate of $114,343, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2008.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51%
Dividend yield	0.00%
Volatility factor	337.2%
Weighted average expected life	3 years

During November 2008, the Company granted four employees options to purchase an aggregate of 115,000 shares of the Company’s common stock at an exercise price of $.55 per share.  The options are fully vested and expire November 26, 2011. The quoted market price of the common stock at the time of issuance of the options was $.51 per share.  The Company valued the options in accordance with SFAS 123(R).  The fair value of the options totaled $58,441, and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2008.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51%
Dividend yield	0.00%
Volatility factor	337.2%
Weighted average expected life	3 years

During November 2008, the Company granted five consultants options to purchase 140,000 shares of the Company’s common stock, at an exercise price of $.55 per share. The options are fully vested and expire November 26, 2011. The quoted market price of the common stock at the time of issuance of the options was $.51 per share. The Company valued the options in accordance with SFAS 123(R). The fair value of the options totaled $71,147 and was recorded as stock-based compensation in the accompanying financial statements for the year ended December 31, 2008.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51%
Dividend yield	0.00%
Volatility factor	337.2%
Weighted average expected life	3 years

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

The following schedule summarizes the changes in the Company’s stock option plan:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2005	-	$0.00	-	$-	$-
Options granted	2,000,000	0.07-0.15	2.52 years	0.00	0.08

Balance at December 31, 2006	2,000,000	0.07-0.15	2.52 years	0.00	0.08

Options granted	4,947,400	0.17-1.05	1.99 years	402,320	0.56
Options exercised	(1,750,000)	0.07	2.6 years	0.00	0.07
Options expired	-	-	-	-	-

Balance at December 31, 2007	5,197,400	$0.15-1.05	2.03 years	$402,320	$0.56

Options granted	3,516,386	0.17-1.05	1.50 years	91,953	0.93
Options exercised	(379,765)	0.17-0.29	3.0 years	-72,244	0.25
Options expired	(2,725,000)	0.15-1.05	1.09 years	0.00	0.69

Balance at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$422,029	$0.75

Exercisable at December 31, 2006	2,000,000	$0.07-0.15	2.52 years	$0.00	$0.08

Exercisable at December 31, 2007	5,197,400	$0.15-1.05	2.03 years	$402,300	$0.56

Exercisable at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$422,029	$0.75

NOTE 13:                    CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company’s accounts receivable result from credit sales to customers. The Company had four and three customers whose sales were greater than 10% for the years ended December 31, 2008 and December 31, 2007, respectively. These customers represented 72.2% and 57.9% of the Company’s total revenues for the years ended December 31, 2008 and December 31, 2007, respectively. Those same customers accounted for 100% and 71.6% of the Company’s net accounts receivable balance at December 31, 2008 and December 31, 2007, respectively.

Sales to the Company’s four customers whose sales were greater than 10% for the year ended December 31, 2008 totaled 28.5%, 17.9%, 14.2%, and 11.6% of total revenues in 2008. Sales to the Company’s three customers whose sales were greater than 10% for the year ended December 31, 2007 totaled 24.9%, 17.5%, and 15.5% of total revenues in 2007.

The loss of any of these significant customers would have a temporary adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary.

Inventories

The Company has two products, one of which is produced in the Company’s production facility and the other product sold by the Company is purchased from one supplier. The failure of this supplier to meet its commitment on schedule could have a material adverse effect on the Company’s business, operating results and financial condition. If the sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company’s sales could be delayed. Such delays could have a material adverse effect on the Company’s business, operating results and financial condition.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

NOTE 14:                    SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2008, the Company had the following non-cash investing and financing activities:

•	Increased prepaid expense paid with stock by $45,250, increased common stock by $87, and increased paid in capital by $45,163.

•	Increased stock based consulting fee payable by $117,344, increased common stock by $241, and increased paid in capital by $117,103.

•	Decreased accounts payable $22,060, and increased common stock $130, and increased paid in capital $21,930.

•	Decreased common stock subscriptions by $202,500, increased common stock by $919, increased paid in capital by $201,581.

During the year ended December 31, 2007, the Company had the following non-cash investing and financing activities:

•	Increased prepaid expense paid with stock by $561,000, increased common stock by $867, and increased paid in capital by $560,133.

•	Increased patent license fee by $75,000, increased common stock by $250, and increased paid in capital by $74,750.

•	Increased common stock by $160, increased paid in capital by $119,840, decreased note payable – related party by $80,000, and increased loss on debt extinguishment by $40,000.

•	Increased common stock by $300, increased paid in capital by $167,200, decreased preferred stock redeemable as common by $167,495, and decreased convertible preferred stock by $5.

During the year ended December 31, 2006, the Company had the following non-cash investing and financing activities:

•	Increased prepaid consulting by $165,000, increased common stock by $850, and increased paid in capital by $164,150.

•	Increased preferred stock redeemable as common by $3,207,525, increased convertible preferred stock by $100, and increased license fees by $2,897,625.

•	Increased common stock subscription payable and paid in capital by $30,000.

NOTE 15:                      SUBSEQUENT EVENTS

In January 2009 the Company made a $25,000 deposit towards a $235,000 used Cyclotron.

In February 2009 the Company issued 80,000 shares of its common stock valued at $0.42 per share on the date of issuance, in exchange for business consulting services.

In March 2009 the Company  issued 100,000 shares of its common stock valued at $0.30 per share on the date of issuance, in exchange for business consulting services.

In March 2009 the Company issued 33,333 shares of its common stock valued at $0.36 per share on the date of issuance, in exchange for business consulting services.

In March 2009 one of the members of the Board of Directors converted 95,000 shares of the Company’s Series A Preferred Stock into 10,857,142 shares of the Company’s common stock. The Series A Preferred Shares were originally issued in September, 2006 to Utek Corporation for the Company’s purchase of technology from Utek. The board member acquired the Company’s Series A Preferred Stock from Utek in February 2009. The Series A Preferred Stock conversion was based on the Company’s common stock’s average closing price for the ten trading days before the date of conversion.

In March 2009 the Company received $100,000 in exchange for a convertible, 10%, one year, note. The note plus interest is convertible at the option of the note holder into common stock shares at $0.15 per share. In addition the Company issued the note holder 40,000 shares of its common stock as a loan origination fee.

In March 2009 the Company sold 37,037 common stock shares at $0.27 per share.

In March 2009 the Company sold 1,500,000 common stock shares at $0.15 per share and issued 750,000 two year warrants.

In February and March the Company received $22,800 from an officer and shareholder for funds needed to meet operating expenses. The Company repaid $4,700 leaving a balance of $18,100 at March 31, 2009.

ITEM 15. EXHIBITS.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Savage Mountain Sports Corporation dated January 11, 2000. (1)
3.2	By-Laws (1)
3.3	Articles and Certificate of Merger of HHH Entertainment Inc. and Savage Mountain Sports Corporation dated April 3, 2000. (1)
3.4	Articles and Certificate of Merger of Earth Sports Products Inc. and Savage Mountain Sports Corporation dated May 11, 2000. (1)
3.5	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation dated May 23, 2006. (1)
3.6	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006. (1)
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (1)
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000. (1)
10.3	Employment Agreement dated August 15, 2006 with William J. Stokes. (1)
10.4	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation dated September 22, 2006. (1)
10.5	Employment Agreement dated May 16, 2007 with Leonard Bruce Jolliff. (1)
10.6	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007. (1)
10.7	Employment Agreement dated January 15, 2008 with Dr. Fu-Min Su. (1)
23.1	Consent of HJ & Associates, LLC (3)
31.1	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (3)
31.2	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (3)
32	Certification of Chief Executive Officer and Chief Fiancial Officer pursuant to 18 U.S.C. SECTION 1350 (3)

1. Incorporated by reference to the Company's Registration Statement on Form 10 as filed with the SEC on November 12, 2008.
2. Incorporated by reference to the Company's Registration Statement on Form 10/A as filed with the SEC on February 17, 2009.
3. Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: April 15, 2009	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1933, this registration statement or amendment has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 15, 2009	By:	/s/ William J. Stokes
William J. Stokes
Director

Date: April 15, 2009	By:	/s/ Carlton Cadwell
Carlton Cadwell
Director

Date: April 15, 2009	By:	/s/ William E. Root
William E. Root
Director