Form 10-Q
period 2009-03-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2009-05-20
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 0-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8131 W. Grandridge Blvd.  Suite 101,
Kennewick WA 99336

 (Address of principal executive offices, Zip Code)

(509) 736-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding, as of April 30, 2009 was 50,341,680.

i

TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$221,170	$86,631
Accounts receivable	12,600	35,747
Prepaid expenses	4,042	3,000
Prepaid expenses paid with stock, current portion	73,969	140,579
Inventory	888	7,100
Total current assets	312,669	273,057

Fixed assets, net of accumulated depreciation	2,138,366	2,272,784

Other assets:
License fees, net of amortization	20,833	27,083
Patents	25,192	24,594
Prepaid expenses paid with stock, long-term portion	87,500	96,875
Deposits	180,406	155,406

Total other assets	313,931	303,958
Total assets	$2,764,966	2,849,799

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$491,447	$580,258
Accrued interest payable	35,418	188,956
Payroll liabilities payable	5,900	9,098
Preferred stock redeemable as common	-	3,182,405
Loans from shareholder	204,335	194,599
Convertible notes payable	447,322	257,481
Current portion of capital lease obligations	2,097,934	2,138,853
Total current liabilities	3,282,356	6,551,650

Long term liabilities:
Capital lease obligations, net of current portion	-	-
Total liabilities	3,282,356	6,551,650

Shareholders’ Equity (Deficit):
Preferred stock, $.001 par value; 100,000 authorized;
0 and 95,000 shares issued and outstanding, respectively	-	95
Common stock, $.001 par value; 100,000,000 shares authorized;
49,691,124 and 36,778,612 shares issued and outstanding,
respectively	49,691	36,779
Subscriptions receivable	-
Paid in capital	14,078,230	9,546,087
Accumulated deficit prior to the development stage	(2,884,043)	(2,884,043)
Deficit accumulated during the development stage	(11,761,268)	(10,400,769)

Total shareholders’ equity (deficit)	(517,390)	(3,701,851)

Total liabilities and shareholders’ equity (deficit)	$2,764,966)	$2,849,799)

                                                                                                 The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

			From inception of
			development stage
	Three months ended		on January 1, 2006
	March 31,		through March 31,
	2009	2008	2009

Revenues	$60,975	$32,335	$459,272
Cost of goods sold	21,836	17,537	233,134
Gross profit	39,139	14,798	226,138

Operating expenses
Sales and marketing expenses	165	7,698	51,898
Start up costs	-	-	62,510
Depreciation and amortization	140,668	320,302	3,129,681
Impairment expense	-	-	903,535
Professional fees	169,687	252,433	2,637,831
Stock options granted	87,236	638,628	2,031,075
Payroll expenses	100,129	140,924	871,915
General and administrative
expenses	112,939	106,753	860,689
Total operating expenses	610,824	1,466,738	10,549,134
Operating loss	(571,685)	(1,451,940)	(10,322,996)

Non-operating income (expense):
Interest expense	(181,870)	(16,076)	(733,828)
Investment loss	-	-	(28,500)
Loss on settlement of debt	(606,944)	-	(675,944)
Non-operating income (expense), net	(788,814)	(16,076)	(1,438,272)

Loss before Income Taxes	(1,360,499)	(1,468,016)	(11,761,268)

Income Tax Provision	-	-	-

Net loss	$(1,360,499)	$(1,468,016)	$(11,761,268)

Loss per common share	$(0.03)	$(0.04)

Weighted average common shares
outstanding	39,334,865	33,025,124

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)

							Accumulated	Deficit
							Deficit	Accumulated
	Series A Preferred						Prior to	During
	Stock		Common Stock		Paid in	Subscriptions	Development	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Stage	Total

Balances at December 31,
2008	95,000	$95	36,778,612	$36,779	$9,546,087	$-	$(2,884,043)	$(10,400,769)	$(3,701,851)

Common stock issued for:
Debt settlement January
2009 ($.27 per share)	-	-	190,000	190	51,110	-	-	-	51,300
Services February 2009
($.42 per share)	-	-	80,000	80	33,520	-	-	-	33,600
Debt settlement March
2009 ($.35 per share)	-	-	150,000	150	52,350	-	-	-	52,500
Debt settlement March
2009 ($.35 per share)	-	-	33,333	33	11,633	-	-	-	11,666
Services March 2009
($.35 per share)	-	-	25,000	25	8,725	-	-	-	8,750
Loan fee March 2009	-	-
($.28 per share)			40,000	40	10,992	-	-	-	11,032
Cash March 2009
($.27 per share)	-	-	37,037	37	9,963	-	-	-	10,000
Cash March 2009
($.15 per share)	-	-	1,500,000	1,500	223,500	-	-	-	225,000
Convert 95,000 convertible
preferred shares ($.351
per share)	(95,000)	(95)	10,857,142	10,857	3,800,095	-	-	-	(3,810,857)
Debt settlement January
2009 through issuance
of 500,000, 3 year, stock
options exercisable at
$.50 per share	-	-	-	-	228,654	-	-	-	228,654
Intrinsic value of convertible
debt issued March 2009	-	-	-	-	14,365	-	-	-	14,365
Vesting of stock options
March 2009	-	-	-	-	87,236	-	-	-	87,236
Net loss	-	-	-	-	-	-	-	(1,360,499)	(1,360,499)
Balances at March 31,
2009 (unaudited)	-	$-	49,691,124	$49,691	$14,078,230	$-	$(2,884,043)	$(11,761,268)	$(517,390)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Cash Flow
(unaudited)

			From inception of
			development stage on
	Three months ended	Three months ended	January 1, 2006 through
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,360,499)	$(1,468,016)	$(11,761,268)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	134,418	9,562	444,987
Amortization of licenses and intangible assets	6,250	310,740	2,707,007
Amortization of convertible debt discount	115,238	-	154,436
Amortization of prepaid expenses paid with stock	75,985	87,075	609,782
Impairment of intangible assets	-	-	903,535
Common stock issued for services	33,600	-	1,777,312
Stock options issued for services	87,236	638,628	1,167,105
Stock issued for repairs and maintenance	-	-	7,875
Loss on settlement of debt	606,944	-	606,944
Loss on conversion of shareholder loan	-	-	40,000
Changes in operating assets and liabilities:
Accounts receivable	23,147	7,275	(12,600)
Inventory	6,212	15,975	(888)
Prepaid expenses	(1,042)	(28,750)	(4,042)
Deposits	(25,000)	-	(180,408)
Accounts payable	144,789	26,420	651,808
Payroll liabilities	(3,198)	(36,579)	5,900
Stock based consulting fees payable	(30,850)	66,048	181,794
Accrued interest rolled into notes payable	-	-	142,375
Accrued interest	18,090	-	207,046
Net cash used by operating activities	(168,680)	(371,622)	(2,351,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from investment	-	-	310,000
Cash used to acquire equipment	-	(1,203,427)	(2,583,353)
Cash used to acquire patents	(598)	-	(25,192)
Cash used to acquire intangible assets	-	-	(658,750)
Net cash used in investing activities	(598)	(1,203,427)	(2,957,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from bank line of credit	-	-	219,908
Payments on line of credit	-	(20,000)	(219,908)
Proceeds from Washington Trust debt	-	-	199,908
Payments on Washington Trust debt	(8,364)	-	(13,673)
Proceeds from capital lease	-	1,197,611	2,445,156
Principal payments on capital lease	(40,919)	(44,492)	(347,222)
Proceeds from convertible note	100,000	-	775,000
Proceeds from officers related party debt	22,800	-	70,800
Payments on officers related party debt	(4,700)	-	(52,700)
Proceeds received from shareholder loan	-	-	80,000
Proceeds from cash sales of common shares	235,000	655,280	2,044,996
Proceeds from exercise of options and warrants	-	72,500	125,000
Proceeds from subscription shares payable	-	-	202,500
Net cash provided by financing activities	303,817	1,860,899	5,529,765

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Cash Flow (continued)
(unaudited)

Statements of Cash Flow (unaudited) - continued

Net increase in cash and cash equivalents	134,539	285,850	221,170
Cash and cash equivalents, beginning of period	86,631	54,508	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$221,170	$340,358	$221,170

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,542	$16,076	$92,816
Cash paid for income taxes	$-	$-	$-

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and the year ended December 31, 2008

NOTE 1:         BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2009.

Reclassification

Certain expenses for the period ended March 31, 2008 were reclassified to conform with the expenses for the period ended March 31, 2009. Certain liabilities at December 31, 2008 were reclassified to conform with the liabilities at March 31, 2009.

NOTE 2:         GOING CONCERN

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

We anticipate a requirement of $3 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $7 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $221,170 cash on hand which means there will be an anticipated shortfall of nearly the full $10 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

Assuming we are successful in our sales/development effort we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. There is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and the year ended December 31, 2008

NOTE 2:         GOING CONCERN - continued

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

NOTE 3:         FIXED ASSETS

Fixed assets consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Production equipment	$2,113,218	2,113,218
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	20,128	20,128
	2,583,353	2,583,353
Less accumulated depreciation	(444,987)	(310,569)
	$2,138,366	2,272,784

Accumulated depreciation related to fixed assets is as follows:

	March 31, 2009	December 31, 2008
Production equipment	$358,420	252,759
Building	82,060	54,707
Office equipment	3,760	2,543
Leasehold improvements	747	560
	$444,987	$310,569

Depreciation expense for the above fixed assets for the three months ended March 31, 2009 and the three months ended March 31, 2008, respectively, was $134,418 and $9,562.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and the year ended December 31, 2008

NOTE 4:         INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Intellectual property	$-	$250,750
Contracts and agreements	-	213,000
Customer lists	-	195,000
License Fee	75,000	2,972,625
Patents	25,192	24,594
	100,192	3,655,969
Less accumulated amortization	(54,167)	(2,700,757)
Less Impairment Expense	-	(903,535)
Intangible assets net of accumulated amortization	$46,025	$51,677

Amortization expense for the above intangible assets for the three months ended March 31, 2009 and the three months ended March 31, 2008, respectively, was $6,250 and $310,740.

NOTE 5:         RELATED PARTY TRANSACTIONS

Indebtedness from related parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time it was paid off and replaced with a loan from two of the major shareholders. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009. There is no security held as collateral for this loan. As of March 31, 2009, the balance was $186,235 and all payments were current on this shareholder loan.

During the first three months of 2009 the Company received a total of $22,800 from a shareholder and officer in the form of a loan and the Company repaid $4,700 of this loan, leaving a balance of $18,100 as of March 31, 2009. All of the $18,100 balance was repaid in April 2009. There was no interest obligation on this loan to the Company.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and the year ended December 31, 2008

NOTE 5:         RELATED PARTY TRANSACTIONS - continued

Rent expenses

The Company began renting office and warehouse space, known as the Production Facility, effective August 1, 2007, located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the three months ended March 31, 2009 and the three months ended March 31, 2008 the Company incurred rent expenses for this facility totaling $11,340 and $10,500 respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the three months ended March 31, 2009 and the three months ended March 31, 2008 the Company amortized $9,375 and $9,375, respectively, of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into a twelve month lease for its corporate offices with three four month options to renew, but in no event will the lease extend beyond May 31, 2010. The lease agreement calls for monthly rental payments of $5,061 per month. During the three months ended March 31, 2009 and the three months ended March 31, 2008 the Company incurred rent expenses for this facility totaling $15,184 and $0, respectively.

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of March 31, 2009, are as follows:

	Production	Corporate
	Facility	Offices	Total
Twelve months ended March 31, 2010	$47,779	$60,736	$108,515
Twelve months ended March 31, 2010	51,602	10,123	61,725
Twelve months ended March 31, 2012	55,730	-	55,730
Twelve months ended March 31, 2013	19,047	-	19,047

Total	$174,158	$70,859	$245,017

Rental expense for the three months ended March 31, 2009 and the three months ended March 31, 2008 consisted of the following:

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$11,340	$10,500
Rental expense in the form of stock issuance	9,375	9,375
Corporate office	15,184	-
Total Rental Expense	$35,899	$19,875

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and the year ended December 31, 2008

NOTE 6:         PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond March 31, 2009; however all of which are expected to expire sometime within the next twelve months. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid Expenses are expected to mature as follows:

For the twelve month period ending March 31, 2010	$73,969
For the twelve month period ending March 31, 2011	37,500
For the twelve month period ending March 31, 2012	37,500
For the twelve month period ending March 31, 2013	12,500
$161,469

NOTE 7:         INCOME TAXES

At March 31, 2009, the Company has net operating loss carry forwards available to offset future taxable income if any of approximately $10,600,000, which will begin to expire in 2028. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the changes in ownership.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the Federal and state jurisdictions where it is required to file income tax returns. Upon review of the Company’s historical tax filings and consultation with its tax advisors, the Company believes that it has taken tax positions in preceding years that could potentially result in reductions to its cumulative net operating loss carry-forwards of approximately $1,395,015. The Company is subject to audit by the IRS and the State of Delaware for the prior three years.

The Company, as a matter of policy, would record any interest and penalties associated with taxes as a component of income tax expenses.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and the year ended December 31, 2008

NOTE 8:         STOCKHOLDERS’ EQUITY

Common stock sale

In March 2009 the Company issued 37,037 shares for cash of $10,000 at $.27 per share.

In March 2009 the Company issued 1,500,000 shares for cash of $225,000 at $.15 per share. The Company granted 750,000 warrants in conjunction with this transaction. The warrants have an exercise price of $0.15 and a two year life.

Preferred stock

The Company issued 95,000 shares of preferred stock in September, 2006 to Utek Corporation for the Company’s purchase of technology from Utek. A board member of the Company acquired the 95,000 shares of the Company’s Series A Preferred Stock from Utek in February 2009.  In March 2009 the board member converted the 95,000 shares of the Company’s Series A Preferred Stock and the related accrued interest into 10,857,142 shares of the Company’s common stock. The value of the transaction totaled $3,810,857 based on common stock’s average closing price for the ten trading days before the date of conversion of $0.351 per share.  The Company’s Preferred Stock Redeemable as Common liability was reduced by $3,182,405, accrued interest was reduced by $171,628, preferred stock was reduced by $95, and a loss on settlement of debt of $456,823 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

Common stock issued for services and debt settlement

During January 2009, the Company issued 190,000 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $51,300 based on the quoted market price of stock on the transaction date, or $.27 per share. The company’s accounts payable was reduced by $52,500 and a gain on settlement of debt of $1,200 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

During February 2009, the Company issued 80,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $33,600 based on the quoted market price of stock on the transaction date, or $.42 per share. Stock-based compensation expense of $33,600 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

During March 2009, the Company issued 150,000 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $52,500 based on the quoted market price of stock on the transaction date, or $.35 per share. The Company’s account payable was reduced by $50,000 and loss on settlement of debt of $2,500 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

During March 2009, the Company issued 33,333 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $11,667 based on the quoted market price of stock on the transaction date, or $.35 per share. The Company’s accounts payable was reduced by $12,000 and gain on settlement of debt of $333 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

During March 2009, the Company issued 25,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $8,750 based on the quoted market price of stock on the transaction date, or $.35 per share. Stock-based compensation expense of $8,750 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and the year ended December 31, 2008

NOTE 8:         STOCKHOLDERS’ EQUITY – continued

Common stock issued for convertible debt

In March 2009, the Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum. The Note matures in March of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.35 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $1,058 has been recognized in the accompanying financial statements for the three months ending March 31, 2009.

Common stock options

Options granted to non-employees, accounted for under the fair value method

During February 2009, the Company granted three consultants options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $.50 per share. The options are fully vested and expire February 5, 2012. The quoted market price of the common stock at the time of issuance of the options was $.49 per share. The Company valued the options in accordance with SFAS 123(R). The fair value of the options totaled $228,654 using the Black-Scholes option pricing model.  The Company’s accounts payable was reduced by $79,500 and a loss on settlement of debt of $149,154 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.37%
Dividend yield	0.00%
Volatility factor	211.2%
Weighted average expected life	3 years

The following schedule summarizes the changes in the Company’s stock option plan:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$424,138	$0.75
Options granted	1,250,000	0.15-0.50	2.34 years	150,000	0.29
Options exercised	-	-	-	-	-
Options expired	(2,389,986)	1.05	-	-	1.05
Balance at March 31, 2009	4,469,035	$0.15-1.05	2.32 years	$574,138	$0.46
Exercisable at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$424,138	$0.75
Exercisable at March 31, 2009	4,469,035	$0.15-1.05	3.86 years	$574,138	$0.46

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2009 and the year ended December 31, 2008

NOTE 9:         SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2008, the Company had the following non-cash investing and financing activities:

•	Decreased Common Stock Subscriptions Payable by $185,688 and increased common stock by $826 and increased paid in capital by $184,862.

During the three months ended March 31, 2009, the Company had the following non-cash investing and financing activities:

•	Decreased trade accounts payable by $114,500 and increased paid in capital by $115,093 and increased common stock by $373 and decreased loss on settlement of debt by $966.

•
Decreased Accrued Interest Payable by $171,628 and decreased Preferred Stock Redeemable by $3,182,405 and decreased Preferred Stock by $95 and increased Paid In Capital by $3,800,095 and increased Common Stock by $10,857 and increased loss on settlement of debt by $456,824.

NOTE 10:      SUBSEQUENT EVENTS

In April 2009 the Company received $50,000 in exchange for a one year convertible note at ten percent interest. The note and the interest can be converted into stock at $.40 at election of note holder. The note holder also received 20,000 shares of common stock for entering into this transaction.

In April 2009 the Company sold 55,556 shares of its common stock at $.27 per share.

In April 2009 the Company sold 525,000 shares of its common stock at $.20 per share plus an equal amount of one year warrants, exercisable at $0.40.

In April 2009 the Company purchased a cyclotron for $235,000 to establish a second production facility at a site yet to be determined.

In April 2009 the Company issued 50,000 shares of its common stock valued at $0.31 per share on the date of issuance, in exchange for rent.

In May 2009 the Company named a new member to the Company’s Board of Directors and issued that member 200,000, three year, options to purchase the Company’s common stock at an exercise price of $0.26 per share.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

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

UTEK, a publicly-held corporation, also entered into a technology transfer agreement with Manakoa Services Corporation.  Manakoa Services Corporation has recently changed its name to TeslaVision Corporation.  Mr. Katzaroff is an officer and a director of TeslaVision Corporation.  TeslaVision Corporation is not a shell company but is not current in its reporting.  Other than Mr. Katzaroff’s service as an officer of both corporations, there is no relationship between TeslaVision Corporation and Advanced Medical Isotope Corporation.

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

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

Customers

Our customers include a broad range of hospitals, universities, research centers and national laboratories, in addition to academic and government institutions.  These customers are located in essentially all major U.S. and international markets.  In July 2008, we began production of F-18 in our production facilities in Kennewick, Washington.  Sales of F-18 for the quarter ended March 31, 2009 totaled approximately 87% of total revenue.

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

Research and Development / Intellectual Property

The Company has made through acquisitions the following investments in patent licenses and intellectual property during 2007:

●	$75,000 for a patent license fee, good for the life of the patent, for the production of Actinium 225;

●	$3,040,000 of preferred stock issuance for a patent license, good for the life of the patent, of a Neutron Generator; and

●
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

Results of Operations

The following table sets forth information from our statements of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues	$60,975	$32,335
Cost of goods sold	21,836	17,537
Gross profit	39,139	14,798
Operating expenses	610,824	1,466,738
Operating loss	(571,685)	(1,451,940)
Non-operating expenses	(606,944)	-
Interest expense	(181,870)	(16,076)
Net income (loss)	$(1,360,499)	$(1,468,016)

Details related to Revenues and Cost of Goods Sold for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues
Stable Isotopes	$7,875	$32,335
F-18	53,100	-
Total Revenue	$60,975	$32,335

Cost of Goods Sold
Stable Isotopes	$6,500	$17,537
F-18	15,336	-
Total Cost of Goods Sold	$21,836	$17,537

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

Revenue

Revenue was $60,975 for the three months ended March 31, 2009 and $32,335 for the three months ended March 31, 2008. During 2007 we began our stable isotope marketing program which was acquired through the purchase of the Life Science division of Isonics, Inc. During the three months ended March 31, 2008, we continued the stable isotope marketing program generating all of the $32,335 revenues for that period compared to $7,875 of the three months ended March 31, 2009 revenues attributable to stable isotopes. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008, accounting for $53,100 of the total three months ended March 31, 2009 revenues.

Cost of Goods Sold

Cost of Goods Sold for the three months ended March 31, 2009 was $21,836.  Cost of goods sold for the three months ended March 31, 2008 was $17,537. The cost of goods sold of $17,537 for the three months ended March 31, 2008, 54.2% of revenues, was our cost of the stable isotopes included in revenues. The $21,836 cost of goods sold for the three months ended March 31, 2009 consists of $6,500, 82.5% of associated revenues for stable isotopes and $15,336, 28.9% of associated revenues, was our costs for the F-18 production (consisting mostly of supplies). The reason for the increase in the cost of goods sold percentage from the three months ended March 31, 2008 (54.2%) to the three months ended March 31, 2009 (82.5%) for stable isotopes was due to a reduction in sales price for stable isotopes we were able to obtain. We have worked with our supplier in an attempt to reduce our costs for stable isotopes in an effort to keep the cost of goods sold in line with available pricing for the product.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 and 2008 was $610,824 and $1,466,738 respectively.  The decrease in operating expenses from 2008 to 2009 can be attributed largely to amortization of licenses and intangible assets ($6,250 for the three months ended March 31, 2009 versus $310,740 for the three months ended March 31, 2008), professional fees ($169,687 for the three months ended March 31, 2009 versus $252,433 for the three months ended March 31, 2008), stock options granted ($87,236 for the three months ended March 31, 2009 versus $638,628 for the three months ended March 31, 2008) and payroll expense ($100,129 for the three months ended March 31, 2009 versus $140,924 for the three months ended March 31, 2008) and an increase in depreciation ($134,418 for the three months ended March 31, 2009 versus $9,562 for the three months ended March 31, 2008).

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Depreciation and amortization expense	$140,668	$320,302

Professional fees	169,687	252,433
Stock options granted	87,236	638,628
Payroll expenses	100,129	140,924
General and administrative expenses	112,939	106,753
Sales and marketing expense	165	7,698
	$610,824	$1,466,738

Non-Operating Expense

Non operating expense for the three months ended March 31, 2009 and 2008 was $788,814 and $16,076, respectively. The increase in non-operating loss is due to an increase in interest expense ($181,870 for the three months ended March 31, 2009 versus $16,076 for the three months ended March 31, 2008), and loss on settlement of debt ($606,944 for the three months ended March 31, 2009 versus $0 for the three months ended March 31, 2008).

Net Loss

Our net loss for the three months ended March 31, 2009 and 2008 was $1,360,499, and $1,468,016, respectively.

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

Liquidity and Capital Resources

At March 31, 2009, we had negative working capital of $2,969,687, as compared to $6,278,593 at December 31, 2008. During the three months ended March 31, 2009 we experienced negative cash flow from operations of $168,680, and we expended $598 for investing activities while adding $303,817 from financing activities.  As of March 31, 2009, we had $0 commitments for capital expenditures.

We have generated material operating losses since inception. We have incurred a net loss of $11,761,268 from January 1, 2006 (inception) through March 31, 2009, including a net loss of $1,360,499 for the three months ended March 31, 2009. We expect to continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

Based on the current cash run rate, approximately $1,000,000 will be needed to fund operations for an additional year. As disclosed in the risk factors, we are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond.  We will need to raise an additional $10,000,000 in the next year to develop three isotope manufacturing centers and complete our aggressive growth plans.  We may, however, choose to modify our growth and operating plans to the extent of available funding, if any.

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

Contractual Obligations (payments due by period)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	2,097,934	354,400	1,208,609	534,925
Production center lease	174,158	47,779	126,379
Corporate office lease	70,859	60,736	10,123
License agreement with Regents of the University of California	385,000	25,000	120,000	180,000	60,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007. The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

For the three months ended March 31, 2009 and the year ended December 31, 2008, we had no long term liability reported on the financial statements due to the Company being out of compliance with the terms of the debt and therefore being subjected to the possibility of the entire loan being called due. The long term liability is related to two capital lease obligations we obtained in September 2007 that are secured by equipment and the personal guarantee of the two major shareholders. The lease allowed the company to acquire a Pulsar 7 PET Isotope Production System and ancillary equipment.

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In March 2009, FASB unanimously voted for the FASB “Accounting Standards Codification” (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T.   Controls and Procedures.

(a)          Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Based upon management’s knowledge of our operations and accounting functions, management’s assessment concerning the effectiveness of our internal controls and disclosure controls and procedures is that those are not effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and accumulated and communicated to our senior management, including our CEO, to allow timely decisions regarding required disclosures.

Our known material weaknesses include:

Resources: As of March 31, 2009 we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Written Policies & Procedures: We need to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity transactions, and prepare, review and submit SEC filings in a timely manner.

Audit Committee: We do not have, and are not required, to have an audit committee.  An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

Given the existence of these material weaknesses, management believes that other, non-identified material weaknesses may have existed and continue to exist.  These material weaknesses will be remedied as described below.

Management is committed to improving its internal controls and will (1) perform an assessment of its internal control using the COSO framework or other framework as deemed appropriate, (2) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (3) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (4) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (5) may consider appointing an audit committee comprised of independent board members in the future.

This annual report does not include an attestation report by our registered public accounting firm regarding our internal controls over financial reporting.

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.   Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A.  Risk Factors.

There have been no material changes from the disclosure provided in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock sale

In March 2009 the Company issued 37,037 shares for cash of $10,000 at $.27 per share.

In March 2009 the Company issued 1,500,000 shares for cash of $225,000 at $.15 per share. The Company granted 750,000 warrants in conjunction with this transaction. The warrants have an exercise price of $0.15 and a two year life.

Preferred stock

The Company issued 95,000 shares of preferred stock in September, 2006 to Utek Corporation for the Company’s purchase of technology from Utek. A board member of the Company acquired the 95,000 shares of the Company’s Series A Preferred Stock from Utek in February 2009.  In March 2009 the board member converted the 95,000 shares of the Company’s Series A Preferred Stock and the related accrued interest into 10,857,142 shares of the Company’s common stock. The value of the transaction totaled $3,810,857 based on common stock’s average closing price for the ten trading days before the date of conversion of $0.351 per share.  The Company’s Preferred Stock Redeemable as Common liability was reduced by $3,182,405, accrued interest was reduced by $171,628, preferred stock was reduced by $95, and a loss on settlement of debt of $456,823 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

Common stock issued for services and debt settlement

During January 2009, the Company issued 190,000 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $51,300 based on the quoted market price of stock on the transaction date, or $.27 per share. The company’s accounts payable was reduced by $52,500 and a gain on settlement of debt of $1,200 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

During February 2009, the Company issued 80,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $33,600 based on the quoted market price of stock on the transaction date, or $.42 per share. Stock-based compensation expense of $33,600 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

During March 2009, the Company issued 150,000 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $52,500 based on the quoted market price of stock on the transaction date, or $.35 per share. The Company’s account payable was reduced by $50,000 and loss on settlement of debt of $2,500 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

During March 2009, the Company issued 33,333 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $11,667 based on the quoted market price of stock on the transaction date, or $.35 per share. The Company’s accounts payable was reduced by $12,000 and gain on settlement of debt of $333 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - continued

Common stock issued for services and debt settlement - continued

During March 2009, the Company issued 25,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $8,750 based on the quoted market price of stock on the transaction date, or $.35 per share. Stock-based compensation expense of $8,750 has been recognized in the accompanying financial statements for the three months ended March 31, 2009.

Common stock issued for convertible debt

In March 2009, the Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum. The Note matures in March of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.35 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $1,058 has been recognized in the accompanying financial statements for the three months ending March 31, 2009.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.        Exhibits.

(a)	Exhibits

	Number	Description
	31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002
	31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002
	32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: May 20, 2009	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer