Form 10-K/A
period 2008-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2009-06-24
CIK 1449349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A
(Amendment No. 1)

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

Because we have a history of losses, our future profitability is uncertain and we have not been a reporting company for a substantial period of time, our common stock is a speculative investment.

We are engaged in the production and distribution of medical isotopes and medical isotope technologies.  Medical isotopes are used in molecular imaging, therapy, and nuclear medicine to diagnose, manage and treat diseases.  We employ innovative production methods to offer a wide range of reliable, domestically produced medical isotopes.  Companies that are implementing innovative technologies are speculative investments.

Our Chief Executive Officer, Mr. James C. Katzaroff, is an investor in companies that are developing emerging technologies.  Mr. Katzaroff is an officer and a director of TeslaVision Corporation.  TeslaVision Corporation is not a shell company but is not current in its reporting and has not been profitable.  Other than Mr. Katzaroff’s service as an officer of both corporations, there is no relationship between TeslaVision Corporation and Advanced Medical Isotope Corporation.  TeslaVision Corporation has recently changed its name from Manakoa Services Corporation.

UTEK, a company which we entered into a technology transfer agreement, is also a speculative investor.  UTEK Corporation is a publicly-held corporation that, pursuant to its public filings, completed 45 technology transfers, including one with Manakoa Services Corporation, during their fiscal years ended December 31, 2007 and 2006.

Since an investment in our common stock is a speculative investment, you should not invest in our company unless you are in a position to lose the entire amount of such investment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has traded over-the-counter on the OTC Pink Sheets under the symbol “ADMD.PK” since May 2006.  The following table sets forth the quarterly high and low bid information for our common stock for the period January 1, 2006 through December 31, 2008:

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

Names/Identities of Persons to whom Securities Issued	Issue Date	Amount of Shares Issued	Price of Shares	Aggregate Value of Securities Issued ($)	Purpose of Issuance
Consultant	May 2006	600,000	$0.20	$120,000	Consulting services
William J. Stokes	August 2006	1,500,000	$0.18	$270,000	Compensation for Officer
Consultant	September 2006	250,000	$0.18	$45,000	Consulting services
Consultant	September 2006	300,000	$0.18	$54,000	Legal services
Consultant	September 2006	500,000	$0.18	$90,000	Compensation as Chief Scientific Officer

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES. - continued

RECENT SALES OF UNREGISTERED SECURITIES - continued

Names/Identities of Persons to whom Securities Issued	Issue Date	Amount of Shares Issued	Price of Shares	Aggregate Value of Securities Issued ($)	Purpose of Issuance
Consultant	February 2007	250,000	$0.30	$75,000	Patent license
Consultant	March 2007	250,000	$0.87	$217,500	Business consulting services
Investors	April 2007	112,277	$0.71	$79,717	Private Offering
Consultant	May 2007	250,000	$0.07	$120,000	Exercise of Options
Consultant	June 2007	160,000	$0.75	$120,000	Settlement of Debt
Carl Cadwell	June 2007	2,215,000	$0.40	$850,000	Private Offering
Landlord	August 2007	416,667	$0.45	$187,500	Prepaid rent
Consultant	September 2007	100,000	$0.82	$82,000	Business consulting services
Consultants	November 2007	117,000	$0.74	$86,580	Legal services
Consultant	November 2007	15,000	$0.75	$11,250	Consulting services
Consultant	December 2007	25,000	$0.75	$18,750	Consulting services
Consultant	December 2007	7,000	$0.82	$5,740	Bonus
William J. Stokes	December 2007	1,000,000	$0.07	$70,000	Exercise of Options (Company paid exercise price)
Preferred Stockholder	December 2007	299,642	$0.56	$167,495	Stock Conversion
Investors	January 2008	137,500	$0.40	$55,000	Private Offering
Consultant	January 2008	250,000	$0.29	$72,500	Exercise of Warrants
Investors	February 2008	950,000	$0.40	$380,000	Private Offering
Investors	February 2008	825,893	$0.22	$185,688	Private Offering (received in 2007)
Consultant	March 2008	299,642	$0.78	$233,720	Business consulting services
Investors	March 2008	550,700	$0.40	$220,280	Private Offering
Investors	April 2008	92,856	$0.18	$185,688	Private Offering (received in 2007)
Consultants	April 2008	310,000	$0.75	$232,500	Business consulting services
Consultant	July 2008	3,818	$0.63	$2,405	Business consulting services
Investors	July 2008	250,000	$0.40	$100,000	Private Offering
Investors	August 2008	150,000	$0.40	$60,000	Private Offering
Consultants	September 2008	100,000	$0.55	$54,688	Loan Fee
Consultant	October 2008	87,900	$0.53	$46,857	Business consulting services
Consultant	October 2008	35,000	$0.58	$20,300	Business consulting services
Consultants	September 2008	20,000	$0.43	$8,746	Loan Fee
Consultant	November 2008	129,765	$0.17	$72,500	Exercise of Options
Consultant	November 2008	35,000	$0.35	$15,750	Business consulting services
Consultant	November 2008	375,000	$0.51	$191,250	Business consulting services
Investors	November 2008	333,333	$0.30	$100,000	Private Offering
Consultant	December 2008	27,253	$0.33	$9,099	Business consulting services
Consultants	December 2008	150,000	$0.31	$46,053	Loan Fee
Consultant	January 2009	190,000	$0.27	$51,300	Accounts payable for services
Consultant	February 2009	80,000	$0.42	$33,600	Business consulting services
Consultant	March 2009	25,000	$0.35	$33,600	Business consulting services
Consultant	March 2009	150,000	$0.35	$52,500	Accounts payable for services
Consultant	March 2009	33,333	$0.35	$11,666	Business consulting services
Consultants	March 2009	40,000	$0.28	$11,032	Loan Fee
Investor	March 2009	37,037	$0.27	$10,000	Private offering
Investor	March 2009	1,500,000	$0.15	$225,000	Private offering
Investor	April 2009	55,556	$0.27	$15,000	Private offering
Investor	April 2009	525,000	$0.20	$105,000	Private offering
Investor	April 2009	50,000	$0.31	$15,500	Rent for offices
Investor	April 2009	20,000	$0.35	$7,000	Issued to Convertible Noteholder

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

Net cash used for operating activities in 2008 was 1,543,998 compared to 312,978 in 2007.  The $1,231,020 increase in cash used was a result of a net loss that was $3,298,364 higher in 2009 partially offset by higher non-cash expenses included in the 2008 net loss, primarily $1,211,392 for common stock issued for services in 2008, an increase of $1,093,072 compared against $118,320 in 2007 and $903,535 for the impairment of intangible assets in 2008.  In 2008, our management concluded the patent license for the Neutron Generator was no longer of value to the Company and wrote off the net unamortized portion balance of $643,917 early.  Further, in 2008, our management concluded the intangible assets acquired from Isonics were no longer of value and wrote off the total net unamortized portion balance of $259,618 early.  The issues affecting the value and related writeoff of our intangible assets did not affect any of our fixed assets.

Net cash used in investing activities in 2008 increased $154,483 to $1,710,590 from $1,556,107 in 2007 as a result of an additional $788,639 used to purchase equipment in 2008, partially offset by cash used to buy intangible assets in 2007.  In 2008, we used $829,800 to purchase an accelerator.

Net cash provided by financing activities in 2008 increased $1,377,474 to $3,286,711 from $1,909,237 in 2007.  The increase was primarily a result of a $1,051,128 increase in proceeds from capital leases and a $20,564 increase in proceeds from the cash sales of our common shares, partially offset by an increase of $249,501 in principal payments on our capital leases.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our evaluation immediately revealed that there were material weaknesses primarily as a result of our lack of personnel and , therefore,  management did not prepare a written evaluation using the COSO framework or other methodology .

ITEM 9A(T). CONTROLS AND PROCEDURES. - continued

Management’s Report on Internal Control over Financial Reporting - continued

Resources: We have limited number of personnel with requisite expertise in the key functional areas of finance and accounting.  This leads to an inadequate segregation of duties.

Written Policies & Procedures: We do not have and need to prepare written policies and procedures for accounting and financial reporting.

Audit Committee: We do not have, and are not required, to have an audit committee.  An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is ineffective based on those criteria.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing an audit committee comprised of both management and outside board members in the future.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

NAME	AGE	POSITION
James C. Katzaroff	51	CEO and Chairman
L. Bruce Jolliff	58	Chief Financial Officer
Carlton Cadwell	64	Director

William J. Stokes resigned, effective May 21, 2009, as our President citing constraints upon his availability to continue to serve as an officer.  Pursuant to his employment agreement, we are not liable for any severance payments to Mr. Stokes. William E. Root resigned, effective May 12, 2009, as one of our directors citing constraints upon his availability to continue to serve as a director.  On May 12, 2009, the Board of Directors of the Company appointed Dr. Michael Korenko to its Board of Directors to the Board to fill the vacancy created by the resignation of Mr. Root.  Dr. Korenko will serve a term expiring at the next annual meeting or until his successor is elected and qualified.  Upon Dr. Korenko’s acceptance of the appointment, the Company granted Dr. Korenko a three-year option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.26 per share.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Dr. Michael Korenko, Director

For the past three years Dr. Korenko has performed as the Business Development Manager for the Curtiss-Wright Electro-Mechanical Corporation. His responsibilities have been for the business development, technology transfer, joint ventures, teaming agreements and acquisitions in the Western United States and Canada.  Previously Dr. Korenko, for five years, was the Chief Operating Officer for Curtiss-Wright Electro-Mechanical Corporation. His responsibilities were for internal operations of a $190 million engineering/manufacturing business in the utility and defense business sectors.  Dr. Korenko was the Westinghouse Vice President in charge of the 300 and 400 areas, including the Fast Flux Testing Facility (FFTF) and all the engineering, safety analysis, and projects for the Hanford site. He was also the Executive Vice President of Closure for Safe Sites of Colorado at Rocky Flats.   Dr. Korenko has a Doctor of Science from MIT, was a NATO Postdoctoral Fellow at Oxford University, and was selected as a White House Fellow for the Department of Defense, reporting to Secretary Cap Weinberger. Mike Korenko currently is the author of 28 patents and has received many awards, including the National Energy Resources Organization Research and Development Award, the U.S. Steelworkers Award for Excellence in Promoting Safety, and the Westinghouse Total Quality Award for Performance Manager of the Year.  Most relevant to AMIC, Dr. Korenko is the co-inventor with AMIC Chief Science Officer Dr. Robert Schenter, of a patent-pending process converting nuclear waste into medical isotopes.

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

(1)
Mr. Stokes did not receive the compensation required by his employment agreement.  The Board of Directors issued stock awards to Mr. Stokes in place of his salary.  William J. Stokes resigned, effective May 21, 2009, as our President citing constraints upon his availability to continue to serve as an officer.  Pursuant to his employment agreement, we are not liable for any severance payments to Mr. Stokes.

(2)	Mr. Jolliff received an additional $1,124 and $39,267 to compensate him for additional duties he performed that were not contemplated in his employment contract.

ITEM 11. EXECUTIVE COMPENSATION. - continued

Narrative to Summary Compensation Table

We have employment agreements with L. Bruce Jolliff and Fu-Min Su that determine the compensation paid to each of them.   Our Chief Executive Officer, James C. Katzaroff, does not have a written employment agreement and therefore no structured  amount or schedule of pay so no accruals are made for his compensation.  In 2007 and 2008, he received $112,034 and $192,109, respectively, in salary.  During this period of limited liquidity for the Company the CEO has taken limited compensation.  Through June 11, 2009, he has received only $37,500 in salary.

We paid bonuses to certain employees based on their performance, our need to retain such employees and funds available.  All bonus payments were approved by our board of directors.

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

William E. Root resigned, effective May 12, 2009, as one of our directors citing constraints upon his availability to continue to serve as a director.

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

Indebtedness from related parties

In February and March of 2009, we received $22,800 from James C. Katzaroff for funds needed to meet operating expenses. The Company repaid $4,700 leaving a balance of $18,100 at March 31, 2009.  There is no interest being charged on these loans.

We had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan from James C. Katzaroff and Carlton Cadwell.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009. There is no security held as collateral for this loan. As of December 31, 2008, all payments were current on this shareholder loan.

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

In November 2006 the Company received $30,000 from an employee, who is not an officer, in the form of a loan and in April 2007 received another $50,000 from the same employee. The loan did not bear interest. In June 2007 the Company extinguished the $80,000 debt through the issuance of 160,000 shares of the Company’s common stock. The fair market value at the time was $.75, resulting in a $40,000 loss from extinguishment of debt.  The employee, who was not an affiliate of any officer or principal shareholder of the Advanced Medical Isotope Corporation made the loan to help us with our liquidity.

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

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Cash Flow

			From inception of
			development stage on
	Year ended	Year ended	January 1, 2006 through
	December 31, 2008	December 31, 2007	December 31, 2008
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss	$(6,158,755)	$(2,869,391)	$(10,400,769)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	288,256	22,313	310,569
Amortization of licenses and intangible assets	1,242,958	1,135,841	2,700,757
Amortization of prepaid expense paid with stock	208,609	247,688	533,797
Amortization of debt discount	39,198	-	39,198
Impairment of intangible assets	903,535	-	903,535
Common stock issued for services	1,211,392	118,320	1,743,712
Stock options issued for services	347,422	592,447	1,079,869
Stock issued for repairs and maintenance	7,875	-	7,875
Loss on conversion of shareholder loan	-	40,000	40,000
Changes in operating assets and liabilities:
Accounts receivable	(23,747)	(12,000)	(35,747)
Inventory	21,300	(28,400)	(7,100)
Prepaid expenses	(3,000)	-	(3,000)
Deposits	(149,478)	(5,930)	(155,408)
Accounts payable	326,530	180,489	507,019
Payroll liabilities	(36,065)	45,163	9,098
Stock based consulting fees payable	212,644	-	212,644
Accrued interest	17,328	125,565	188,956
Accrued interest (rolled into notes payable)	-	94,917	142,375

Net cash used by operating activities	(1,543,998)	(312,978)	(2,182,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from investment	-	-	310,000
Cash used to acquire equipment	(1,685,996)	(897,357)	(2,583,353)
Cash used to acquire patents	(24,594)	-	(24,594)
Cash used to acquire intangible assets	-	(658,750)	(658,750)

Net cash provided by investing activities	(1,710,590)	(1,556,107)	(2,956,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from bank line of credit	179,000	40,908	219,908
Payments on line of credit	(219,908)	-	(219,908)
Proceeds from Washington Trust debt	199,908	-	199,908
Payments on Washington Trust debt	(5,309)	-	(5,309)
Proceeds from convertible debt	675,000	-	675,000
Proceeds from officers related party debt	48,000	-	48,000
Payments on officer related party debt	(48,000)	-	(48,000)
Proceeds from capital lease	1,748,142	697,014	2,445,156
Principal payments on capital lease	(277,902)	(28,401)	(306,303)
Proceeds received from shareholder loan	-	50,000	80,000
Proceeds from cash sales of common shares	915,280	894,716	1,809,996
Proceeds from exercise of options and warrants	72,500	52,500	125,000
Proceeds from subscription shares payable	-	202,500	202,500

Net cash provided by financing activities	3,286,711	1,909,237	5,225,948

Net increase in cash and cash equivalents	32,123	40,152	86,631

Cash and cash equivalents, beginning of period	54,508	14,356	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,631	$54,508	$86,631

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,772	$18,502	$44,274
Cash paid for income taxes	$-	$-	$-

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

The Company periodically reviews the carrying values of patents in accordance with SFAS No. 144 and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value. In accordance with this policy, management concluded the patent license for the Neutron Generator was no longer of value to the Company. This decision resulted in the Company writing off the net unamortized portion balance of $643,917 early. The issues affecting the value and related writeoff of our license fees did not affect any of our fixed assets.

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

The Company periodically reviews the net carrying values of intangible assets in accordance with SFAS No. 144 and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value. In accordance with this policy, management concluded the intangible assets acquired from Isonics were no longer of value to the Company. This decision resulted in the Company writing off the total net unamortized portion balance of $259,618 early. The issues affecting the value and related writeoff of our intangible assets did not affect any of our fixed assets.

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

2009	$140,579
2010	37,500
2011	37,500
2012	21,875
$237,454

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

Common stock issued for convertible debt

During September 2008, the Company issued 100,000 shares of its common stock in exchange for $250,000 convertible note ; convertible at $1.05 per share at the election of noteholder . The value of the $250,000 debt plus the $.70 fair market value of the 100,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $250,000 debt and the value of the 100,000 shares. This computation resulted in an allocation of $195,313 toward the debt and $54,688 to the shares. The $54,688 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $18,229 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

During November 2008, the Company issued 20,000 shares of its common stock in exchange for $50,000 convertible note ; convertible at $0.40 per share at the election of shareholder . The value of the $50,000 debt plus the $.53 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. This computation resulted in an allocation of $16,258 toward the debt and $8,746 to the shares and $24,996 to the beneficial conversion feature. The $8,746 value of the shares and the $24,996 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,624 has been recognized in the accompanying financial statements for the year ended December 31, 2008.

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

ITEM 15. EXHIBITS.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Savage Mountain Sports Corporation dated January 11, 2000. (1)
3.2	By-Laws (1)
3.3	Articles and Certificate of Merger of HHH Entertainment Inc. and Savage Mountain Sports Corporation dated April 3, 2000. (1)
3.4	Articles and Certificate of Merger of Earth Sports Products Inc. and Savage Mountain Sports Corporation dated May 11, 2000. (1)
3.5	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation dated May 23, 2006. (1)
3.6	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006. (1)
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (1)
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000. (1)
10.3	Employment Agreement dated August 15, 2006 with William J. Stokes. (1)
10.4	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation dated September 22, 2006. (1)
10.5	Employment Agreement dated May 16, 2007 with Leonard Bruce Jolliff. (1)
10.6	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007. (1)
10.7	Employment Agreement dated January 15, 2008 with Dr. Fu-Min Su. (1)
23.1	Consent of HJ & Associates, LLC (3)
31.1	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32	Certification of Chief Executive Officer and Chief Fiancial Officer pursuant to 18 U.S.C. SECTION 1350 (4)

1. Incorporated by reference to the Company's Registration Statement on Form 10 as filed with the SEC on November 12, 2008.
2. Incorporated by reference to the Company's Registration Statement on Form 10/A as filed with the SEC on February 17, 2009.
3. Incorporated by reference to the Company's Annual Report of Form 10-K as filed with the SEC on April 15, 2009.
4 . Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: June 24 , 2009	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer , Director and Chairman

Date: June 24, 2009	By:	/s/ L. Bruce Jolliff
Name: L. Bruce Jolliff
Title: Chief Financial Officer

Date: June 24, 2009	By:	/s/ Carlton Cadwell
Name: Carlton Cadwell
Title: Director