Form 10-Q
period 2009-06-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2009-08-19
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 0-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of August 18, 2009 was 51,121,680.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheets as of June 30, 2009 and December 31, 2008	3
Statements of Operations for the six months and three months ended June 30, 2009 and June 30, 2008	4
Statements of Shareholders’ Equity (Deficit) for the six months ended June 30,2009	5
Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008	5-6
Notes to Condensed Consolidated Financial Statement	8-15
Item 2. Management’s Discussion and Analysis or Plan of Operation	16-27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T. Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits	31

SIGNATURES	31

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,	December 31,
	2009	2008
	(unaudited)

Current Assets:
Cash and cash equivalents	$47,117	86,631
Accounts receivable	14,540	35,747
Prepaid expenses	-	3,000
Prepaid expenses paid with stock, current portion	84,897	140,579
Inventory	16,275	7,100
Total current assets	162,829	273,057

Fixed assets, net of accumulated depreciation	2,003,949	2,272,784

Other assets:
License fees, net of amortization	14,583	27,083
Patents	51,885	24,594
Prepaid expenses paid with stock, long-term portion	78,125	96,875
Deposits	390,406	155,406
Total other assets	534,999	303,958
Total assets	$2,701,777	2,849,799

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$470,332	580,258
Accrued interest payable	59,487	188,956
Payroll liabilities payable	7,938	9,098
Preferred stock redeemable as common	-	3,182,405
Loans from shareholder	177,739	194,599
Convertible notes payable	867,959	257,481
Current portion of capital lease obligations	2,012,126	352,119
Total current liabilities	3,595,581	4,764,916

Long term liabilities:
Capital lease obligations, net of current portion	-	1,786,734
Total liabilities	3,595,581	6,551,650

Shareholders’ Equity (Deficit):
Preferred stock, $.001 par value; 100,000 authorized;
0 and 95,000 shares issued and outstanding, respectively	-	95
Common stock, $.001 par value; 100,000,000 shares authorized;
50,571,680 and 36,778,612 shares issued and outstanding,
respectively	50,572	36,779
Subscriptions receivable	-	-
Paid in capital	14,446,300	9,546,087
Accumulated deficit prior to the development stage	(2,884,043)	(2,884,043)
Deficit accumulated during the development stage	(12,506,633)	(10,400,769)
Total shareholders’ equity (deficit)	(893,804)	(3,701,851)
Total liabilities and shareholders’ equity (deficit)	$2,701,777	2,849,799

 The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

					From inception of
					development stage
	Three months ended		Six months ended		on January 1, 2006
	June 30,		June 30,		through June 30,
	2009	2008	2009	2008	2009

Revenues	$79,167	$51,086	$140,142	$3,421	$538,439
Cost of goods sold	29,263	58,103	51,099	75,640	262,397
Gross profit (deficit)	49,904	(7,017)	89,043	7,781	276,042

Operating expenses
Sales and marketing expenses	5,262	23,828	5,427	31,526	57,160
Start up costs	-	-	-	-	62,510
Write off of impaired assets	-	-	-	-	903,535
Depreciation and amortization	140,668	320,596	281,336	640,898	3,270,349
Professional fees	132,812	516,936	302,499	739,150	2,770,643
Stock options granted	124,036	576,339	211,272	753,140	2,155,111
Payroll expenses	107,828	127,660	207,957	268,584	979,743
General and administrative
expenses	119,809	108,843	232,748	215,596	980,498
Total operating expenses	630,415	1,674,202	1,241,239	2,648,894	11,179,549
Operating loss	(580,511)	(1,681,219)	(1,152,196)	(2,641,113)	(10,903,507)

Non-operating income (expense):
Interest expense	(198,454)	(39,593)	(380,324)	(55,669)	(932,282)
Investment loss	-	-	-	-	(28,500)
Gain on extinguishment of debt	33,600	-	33,600	-	33,600
Loss on conversion of shareholder
Loan	-	-	(606,944)	-	(675,944)
Non-operating income
(expense), net	(164,854)	(39,593)	(953,668)	(55,669)	(1,603,126)
Loss before Income Taxes	(745,365)	(1,720,812)	(2,105,864)	(2,696,782)	(12,506,633)
Income Tax Provision	-	-	-	-	-
Net loss	$(745,365)	$(1,720,812)	$(2,105,864)	$(2,696,782)	$(12,506,633)
Loss per common share	$(0.01)	$(0.05)	$(0.05)	$(0.08)
Weighted average common shares
Outstanding	50,245,355	34,970,548	44,820,387	33,875,632

 The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)

							Accumulated	Drficit
							Deficit	Accumulated
	Series A Preferred						Prior to	During
	Stock		Common Stock		Paid in	Subscriptions	Development	Development
Balances at ,	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Stage	Total
December 31, 2008	95,000	$95	36,778,61	$36,779	$9,546,087	$-	$(2,884,043)	$(10,400,769)	$(3,701,851)
Common stock issued for:
Debt settlement January
2009 ($.27 per share)	-	-	190,000	190	51,110	-	-	-	51,300
Services February 2009
($.42 per share)	-	-	80,000	80	33,520	-	-	-	33,600
Debt settlement March
2009 ($.35 per share)	-	-	150,000	150	52,350	-	-	-	52,500
Debt settlement March
2009 ($.35 per share)	-	-	33,333		11,633	-	-	-	11,666
Services March 2009
($.35 per share)	-	-	25,000	25	8,725	-	-	-	8,750
Loan fee March 2009
($.28 per share)	-	-	40,000	40	10,992	-	-	-	11,032
Cash March 2009
($.27 per share)	-	-	37,037	37	9,963		-	-	10,000
Cash March 2009
($.15 per share)	-	-	1,500,000	1,500	223,500	-	-	-	225,000
Cash April 2009							-
($.27 per share)	-	-	55,556	56	14,944	-	-	-	15,000
Cash April 2009
($.20 per share)	-	-	525,000	525	104,475	-	-	-	105,000
Rent April 2009
($.31 per share)	-	-	50,000	50	15,450	-	-	-	15,500
Loan fee April 2009
($.31 per share)	-	-	20,000	20	6,120	-	-	-	6,148
Loan fee May 2009
($.28 per share)	-	-	20,000	20	5,016	-	-	-	5,036
Loan fee June 2009
($.27 per share)	-	-	110,000	110	26,695	-	-	-	26,805
Cash June 2009
($.27 per share)	-	-	100,000	100	26,900	-	-	-	27,000
Convert 95,000 convertible
preferred shares ($.351
per share)	(95,000)	(95)	10,857,142	10,857	3,800,095	-	-	-	3,810,857
Debt settlement January
2009 through issuance
of 500,000, 3 year, stock
options exercisable at
$.50 per share	-	-	-	-	228,654	-	-	-	228,654
Intrinsic value of convertible
debt issued March 2009	-	-	-	-	14,365	-	-	-	14,365
Intrinsic value of convertible
debt issued April 2009	-	-	-	-	12,592	-	-	-	12,592
Intrinsic value of convertible
debt issued May 2009	-	-	-	-	5,036	-	-	-	5,036
Intrinsic value of convertible
debt issued June 2009	-	-	-	-	26,805	-	-	-	26,805
Vesting of stock options
March 2009	-	-		-	87,236	-	-	-	87,236
Vesting of stock options
June 2009	-	-	-	-	124,037	-	-	-	124,037
Net loss	-	-			-			(2,105,864)	(2,105,864)
Balances at June 30, 2009 (unaudited)	-	$-	50,571,680	$50,572	$14,446,300	$-	$(2,884,043)	$(12,506,633)	$(893,804)

 The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Cash Flow
(unaudited)

			From inception of
			development stage on
	Six months ended	Six months ended	January 1, 2006 through
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss	$(2,105,864)	$(2,696,782)	$(12,506,633)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	268,836	19,419	579,405
Amortization of licenses and intangible assets	12,500	621,479	2,713,257
Amortization of convertible debt discount	243,289	-	282,487
Amortization of prepaid expenses paid with stock	89,932	129,263	623,729
Impairment of intangible assets	-	-	903,535
Common stock issued for services	33,600	221,700	1,777,312
Stock options issued for services	211,273	753,140	1,291,142
Stock issued for repairs and maintenance	-	-	7,875
Net loss on settlement of debt	573,344	-	613,344
Changes in operating assets and liabilities:
Accounts receivable	21,207	(5,940)	(14,540)
Inventory	-9,175	20,012	(16,275
Prepaid expenses	3,000	(8,471	-
Deposits	(235,000)	(645)	(390,408)
Accounts payable	171,239	138,504	678,258
Payroll liabilities	(1,160)	(44,790)	7,938
Stock based consulting fees payable	(44,815)	115,325	167,829
Accrued interest rolled into notes payable	-	-	142,375
Accrued interest	42,158	-	231,114
Net cash used by operating activities	(725,636)	(737,786)	(2,908,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from investment	-	-	310,000
Cash used to acquire equipment	-	(1,515,232)	(2,583,353)
Cash used to acquire patents	(27,291)	-	(51,885)
Cash used to acquire intangible assets	-	-	(658,750)
Net cash used in investing activities	(27,291)	(1,515,232)	(2,983,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from bank line of credit	-	179,000	219,908
Payments on line of credit	-	(20,000)	(219,908)
Proceeds from Washington Trust debt	-	-	199,908
Payments on Washington Trust debt	(16,860)	-	(22,169)
Proceeds from capital lease	-	1,473,305	2,445,156
Principal payments on capital lease	(126,727)	(138,578)	(433,030)
Proceeds from convertible note	475,000	-	1,150,000
Proceeds from officers related party debt	22,800	-	70,800
Payments on officers related party debt	(22,800)	-	(70,800)
Proceeds received from shareholder loan	-	-	80,000
Proceeds from cash sales of common shares	382,000	655,280	2,648,713
Proceeds from exercise of options and warrants	-	72,500	125,000
Proceeds from subscription shares payable	-	-	202,500
Net cash provided by financing activities	713,413	2,221,507	5,939,361

 The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Cash Flow
(unaudited)

Statements of Cash Flow (unaudited) - continued

Net increase (decrease) in cash and cash equivalents	(39,514)	(31,511)	47,117

Cash and cash equivalents, beginning of period	86,631	54,508	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,117	$22,997	$47,117

Supplemental disclosures of cash flow information:
Cash paid for interest	$181,870	$55,669	$226,144
Cash paid for income taxes	$-	$-	$-

 The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended June 30, 2009 and the year ended December 31, 2008

NOTE 1:                      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2009.

Reclassification

Certain expenses for the period ended June 30, 2008 were reclassified to conform with the expenses for the period ended June 30, 2009.

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

We anticipate a requirement of $3 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $7 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $47,117 cash on hand which means there will be an anticipated shortfall of nearly the full $10 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended June 30, 2009 and the year ended December 31, 2008

NOTE 3:                      FIXED ASSETS

Fixed assets consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Production equipment	$2,113,218	$2,113,218
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	20,128	20,128
	2,583,353	2,583,353
Less accumulated depreciation	(579,404)	(310,569)
	$2,003,949	$2,272,784

Accumulated depreciation related to fixed assets is as follows:

	June 30, 2009	December 31, 2008
Production equipment	$464,081	$252,759
Building	109,413	54,707
Office equipment	4,977	2,543
Leasehold improvements	933	560
	$579,404	$310,569

Depreciation expense for the above fixed assets for the six months ended June 30, 2009 and the six months ended June 30, 2008, respectively, was $268,836 and $19,419.

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Intellectual property	$-	$250,750
Contracts and agreements	-	213,000
Customer lists	-	195,000
License Fee	75,000	2,972,625
Patents	51,885	24,594
	126,885	3,655,969
Less accumulated amortization	(60,417)	(2,700,757)
Less Impairment Expense	-	(903,535)
Intangible assets net of accumulated amortization	$66,468	$51,677

Amortization expense for the above intangible assets for the six months ended June 30, 2009 and the six months ended June 30, 2008, respectively, was $12,500 and $621,479.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended June 30, 2009 and the year ended December 31, 2008

NOTE 5:                      RELATED PARTY TRANSACTIONS

Indebtedness from related parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time it was paid off and replaced with a loan from two of the major shareholders. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009. There is no security held as collateral for this loan. As of June 30, 2009, the balance was $177,739 and all payments were current on this shareholder loan.

During the first three months of 2009 the Company received a total of $22,800 from a shareholder and officer in the form of a loan and the Company repaid $4,700 of this loan, leaving a balance of $18,100 as of March 31, 2009. All of the $18,100 balance was repaid in April 2009. There was no interest obligation on this loan to the Company.

Rent expenses

The Company began renting office and warehouse space, known as the Production Facility, effective August 1, 2007, located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the six months ended June 30, 2009 and the six months ended June 30, 2008 the Company incurred rent expenses for this facility totaling $22,680 and $21,000 respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the six months ended June 30, 2009 and the six months ended June 30, 2008 the Company amortized $18,750 and $18,750, respectively, of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into a twelve month lease for its corporate offices with three four month options to renew, but in no event will the lease extend beyond May 31, 2010. The lease agreement calls for monthly rental payments of $5,061 per month. During the six months ended June 30, 2009 and the six months ended June 30, 2008 the Company incurred rent expenses for this facility totaling $30,368 and $1,339, respectively.

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of June 30, 2009, are as follows:

	Production	Corporate
	Facility	Offices	Total
Twelve months ended June 30, 2010	$48,686	$55,675	$104,361
Twelve months ended June 30, 2011	52,581	-	52,581
Twelve months ended June 30, 2012	56,788	-	56,788
Twelve months ended June 30, 2013	4,672	-	4,672

Total	$162,727	$55,675	$218,402

Rental expense for the six months ended June 30, 2009 and the six months ended June 30, 2008 consisted of the following:

	Six Months ended June 30, 2009	Six Months ended June 30, 2008

Office and warehouse lease effective August 1, 2007
Monthly rental payments	$22,680	$21,000
Rental expense in the form of stock issuance	18,750	18,750
Corporate office	30,368	1,339
Total Rental Expense	$70,798	$41,089

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended June 30, 2009 and the year ended December 31, 2008

NOTE 6:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond June 30, 2009; however all of which are expected to expire sometime within the next twelve months. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid Expenses are expected to mature as follows:

For the twelve month period ending June 30, 2010	$84,897
For the twelve month period ending June 30, 2011	37,500
For the twelve month period ending June 30, 2012	37,500
For the twelve month period ending June 30, 2013	3,125
$163,022

NOTE 7:                      INCOME TAXES

At June 30, 2009, the Company has net operating loss carry forwards available to offset future taxable income if any of approximately $12,500,000, which will begin to expire in 2028. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the changes in ownership.

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

NOTE 8:                      CAPITAL LEASES

The Company was in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor. The Company believed at the time of the issuance of the December 31, 2008 financial statements that it had remedied the default which existed at year end. Accordingly the Company had recorded a current and long term portion of the capital leases. Subsequent to the issuance of the December 31, 2008 financial statements, the Company has determined that more likely than not that it is in default of the terms of the capital leases. Accordingly it has recorded the entire value of the leases as a current obligation.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended June 30, 2009 and the year ended December 31, 2008

NOTE 9:                      STOCKHOLDERS’ EQUITY

Common stock sale

In March 2009 the Company issued 37,037 shares for cash of $10,000 at $.27 per share.

In March 2009 the Company issued 1,500,000 shares for cash of $225,000 at $.15 per share. The Company granted 750,000 warrants in conjunction with this transaction. The warrants have an exercise price of $0.15 and a two year life.

In April 2009 the Company issued 55,556 shares for cash of $15,000 at $.27 per share.

In April 2009 the Company issued 525,000 shares for cash of $105,000 at $.20 per share. The Company granted 525,000 warrants in conjunction with this transaction. The warrants have an exercise price of $0.40 and a one year life.

In June 2009 the Company issued 100,000 shares for cash of $27,000 at $.27 per share.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended June 30, 2009 and the year ended December 31, 2008

NOTE 9:                      STOCKHOLDERS’ EQUITY – continued

During April 2009, the Company issued 50,000 shares of its common stock in exchange for rent. The value of the transaction totaled $15,500 based on the quoted market price of stock on the transaction date, or $.31 per share. Rental expense of $3,875 has been recognized in the accompanying financial statements for the six months ended June 30, 2009. The remaining $11,625 has been recorded in pre-paid expenses at June 30, 2009, and will be amortized to rent expense over the next nine months.

Common stock issued for convertible debt

In March of 2009, the Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum. The Note matures in March of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.35 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $7,407 has been recognized in the accompanying financial statements for the six months ending June 30, 2009.

In April of 2009, the Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum. The Note matures in April of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share.  The value of the $50,000 debt plus the $0.31 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $31,268 toward the debt and $6,140 to the shares and $12,592 to the beneficial conversion feature.  The $6,140 value of the shares and the $12,592 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $833 has been recognized in the accompanying financial statements for the six months ending June 30, 2009.

In May of 2009, the Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum. The Note matures in May of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share.  The value of the $50,000 debt plus the $0.28 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $39,928 toward the debt and $5,036 to the shares and $5,036 to the beneficial conversion feature.  The $5,036 value of the shares and the $5,036 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $520 has been recognized in the accompanying financial statements for the six months ending June 30, 2009.

In June of 2009, the Company issued 110,000 shares of its common stock and a convertible promissory note in the amount of $275,000 with interest payable at 10% per annum. The Note matures in June of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.27 per share. The value of the $275,000 debt plus the $0.27 fair market value of the 110,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $275,000 debt and the value of the 110,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $221,390 toward the debt and $26,805 to the shares and $26,805 to the beneficial conversion feature.  The $26,805 value of the shares and the $26,805 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,720 has been recognized in the accompanying financial statements for the six months ending June 30, 2009.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended June 30, 2009 and the year ended December 31, 2008

NOTE 9:                      STOCKHOLDERS’ EQUITY – continued

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

During May 2009, the Company granted a board member options to purchase 200,000 shares of the Company’s common stock, at an exercise price of $.26 per share. The options are fully vested and expire May 8, 2012. The quoted market price of the common stock at the time of issuance of the options was $.26 per share. The Company valued the options in accordance with SFAS 123(R). The fair value of the options totaled $36,800 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.39%
Dividend yield	0.00%
Volatility factor	120.2%
Weighted average expected life	3 years

The following schedule summarizes the changes in the Company’s stock option plan:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$424,138	$0.75
Options granted	1,975,000	0.15-0.50	2.80 years	-	0.29
Options exercised	-	-	-	-	-
Options expired	(2,804,021)	0.17-1.05	-	(89,138)	-
Balance at June 30, 2009	4,780,000	$0.15-1.05	1.98years	$485,000	$0.46
Exercisable at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$424,138	$0.75
Exercisable at June 30, 2009	4,780,000	$0.17-1.05	1.98 years	$485,000	$0.46

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended June 30, 2009 and the year ended December 31, 2008

NOTE 10:                      SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2008, the Company had the following non-cash investing and financing activities:

•	Decreased Common Stock Subscriptions Payable by $185,688 and increased common stock by $826 and increased paid in capital by $184,862.

During the six months ended June 30, 2009, the Company had the following non-cash investing and financing activities:

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

NOTE 11:                      SUBSEQUENT EVENTS

In July 2009 the Company issued 50,000 shares to a consultant for services valued at $0.28 per share or $14,000.

In August the Company issued 500,000 shares to a consultant for a two year consulting agreement valued at $.30 per share or $150,000.

The Company has evaluated its subsequent events as of August 18, 2009 which is the date the financial statements were available to be published.

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

Indium-111:  We plan to offer Indium Chloride and Indium Oxine during the first six months of 2010.

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

Customers

Our customers include a broad range of hospitals, universities, research centers and national laboratories, in addition to academic and government institutions.  These customers are located in essentially all major U.S. and international markets.  In July 2008, we began production of F-18 in our production facilities in Kennewick, Washington.  Sales of F-18 for the quarter ended June 30, 2009 totaled approximately 61% of total revenue.

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

Employees

As of June 30, 2009, we had five full time employees.  At any given time, we utilize eight to ten contract employees to assist with the company operations.  We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

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

Results of Operations

The following table sets forth information from our statements of operations for the six months and three months ended June 30, 2009 and 2008.

	Six months Ended June 30, 2009	Six months Ended June 30, 2008	Three months Ended June 30, 2009	Three months Ended June 30, 2008
Revenues	$140,142	$83,421	$79,167	$51,086
Cost of goods sold	51,099	75,640	29,263	58,103
Gross profit	89,043	7,781	49,904	(7,017)
Operating expenses	1,241,239	2,648,894	630,415	1,674,202
Operating loss	1,152,196	(2,641,113)	(580,511)	(1,681,219)
Non-operating expenses	(573,344)	(-)	33,600	-
Interest expense	(380,324)	(55,669)	(198,454)	(39,593)
Net income (loss)	$(2,105,864)	$(2,696,782)	$(745,365)	$(1,720,812)

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

Comparison for the Six Months Ended June 30, 2009 and June 30, 2008

Revenue

Revenue was $140,142 for the six months ended June 30, 2009 and $83,421 for the six months ended June 30, 2008.  The increase was the result of F-18 sales.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $101,700 of the total six months ended June 30, 2009 revenues.  During the six months ended June 30, 2008, we marketed only our stable isotopes, generating all of the $83,421 revenues for that period compared to $33,542 of the six months ended June 30, 2009 from stable isotopes.  Revenue for stable isotopes were lower in the six months ended June 30, 2009 as a result of lower volume partially offset by higher pricing.

Cost of Goods Sold

Cost of Goods Sold for the six months ended June 30, 2009 was $51,099.  Cost of goods sold for the six months ended June 30, 2008 was $75,640. The cost of goods sold of $75,640 for the six months ended June 30, 2008, equal to 90.7% of revenues, was our cost of the stable isotopes included in revenues. The $51,099 cost of goods sold for the six months ended June 30, 2009 consists of $22,402, 66.8% of associated revenues for stable isotopes and $28,697, 28.2% of associated revenues, was our costs for the F-18 production (consisting mostly of supplies). The reason for the decrease in the cost of goods sold percentage from the six months ended June 30, 2008 (90.7%) to the six months ended June 30, 2009 (66.8%) for stable isotopes was due to an increase in sales price for stable isotopes we were able to obtain.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 and 2008 were $1,241,239 and $2,648,894 respectively.  The decrease in operating expenses from 2008 to 2009 can be attributed largely to amortization of licenses and intangible assets ($12,500 for the six months ended June 30, 2009 versus $621,479 for the six months ended June 30, 2008), professional fees ($302,499 for the six months ended June 30, 2009 versus $739,150 for the six months ended June 30, 2008), stock options granted ($211,272 for the six months ended June 30, 2009 versus $753,140 for the six months ended June 30, 2008) and payroll expense ($207,957 for the six months ended June 30, 2009 versus $268,584 for the six months ended June 30, 2008) partially offset by an increase in depreciation ($268,835 for the six months ended June 30, 2009 versus $19,419 for the six months ended June 30, 2008).

	Six months Ended June 30, 2009	Six months Ended June 30, 2008
Depreciation and amortization expense	$281,336	$640,898
Professional fees	302,499	739,150
Stock options granted	211,272	753,140
Payroll expenses	207,957	268,584
General and administrative expenses	232,748	215,596
Sales and marketing expense	5,427	31,526
	$1,241,239	$2,648,894

Non-Operating Expense

Non operating expense for the six months ended June 30, 2009 and 2008 was $953,668 and $55,669, respectively. The increase in non-operating loss is due to an increase in interest expense ($380,324 for the six months ended June 30, 2009 versus $55,669 for the six months ended June 30, 2008), and loss on settlement of debt ($606,945 for the six months ended June 30, 2009 versus $0 for the six months ended June 30, 2008).

Net Loss

Our net loss for the six months ended June 30, 2009 and 2008 was $2,105,864, and $2,696,782, respectively, as a result of the items described above.

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

Comparison for the Three Months Ended June 30, 2009 and June 30, 2008

Revenue

Revenue was $79,167 for the three months ended June 30, 2009 and $51,086 for the three months ended June 30, 2008. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008, accounting for $48,600 of the total three months ended June 30, 2009 revenues.  During the three months ended June 30, 2008, we marketed our stable isotopes generating all of the $51,086 revenues for that period compared to $25,667 for the three months ended June 30, 2009 revenues attributable to stable isotopes.

Cost of Goods Sold

Cost of Goods Sold for the three months ended June 30, 2009 was $29,263.  Cost of goods sold for the three months ended June 30, 2008 was $58,103. The cost of goods sold of $58,103 for the three months ended June 30, 2008, 113.7% of revenues, consists of $35,908 attributable to sales of stable isotopes, 70.3% of those stable isotope sales, and another $22,195 of supplies. The $29,263 cost of goods sold for the three months ended June 30, 2009 consists of $15,902, 62.0% of associated revenues for stable isotopes and $13,361, 27.5% of associated revenues, was our costs for the F-18 production (consisting mostly of supplies). The reason for the decrease in the cost of goods sold percentage from the three months ended June 30, 2008 (70.3%) to the three months ended June 30, 2009 (62.0%) for stable isotopes was due to an increase in sales price for stable isotopes we were able to obtain.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 and 2008 was $630,415 and $1,674,202 respectively.  The decrease in operating expenses from 2008 to 2009 can be attributed largely to amortization of licenses and intangible assets ($6,250 for the three months ended June 30, 2009 versus $310,740 for the three months ended June 30, 2008), professional fees ($132,812 for the three months ended June 30, 2009 versus $516,936 for the three months ended June 30, 2008), stock options granted ($124,036 for the three months ended June 30, 2009 versus $576,339 for the three months ended June 30, 2008) and payroll expense ($107,828 for the three months ended June 30, 2009 versus $127,660 for the three months ended June 30, 2008) partially offset by an increase in depreciation ($134,418 for the three months ended June 30, 2009 versus $9,856 for the three months ended June 30, 2008).

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Depreciation and amortization expense	$140,668	$320,596
Professional fees	132,812	516,936
Stock options granted	124,036	576,339
Payroll expenses	107,828	127,660
General and administrative expenses	119,809	108,843
Sales and marketing expense	5,262	23,828
	$630,415	$1,674,202

Non-Operating Expense

Non operating expense for the three months ended June 30, 2009 and 2008 was $164,854 and $39,593, respectively.  Non-operating expense for the three months ended June 30, 2009 consisted on interest expense of $198,454, partially offset by a $33,600 gain on extinguishment of debt.

Net Loss

Our net loss for the three months ended June 30, 2009 and 2008 was $745,365, and $1,720,812, respectively, as a result of the items described above.

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

Liquidity and Capital Resources

At June 30, 2009, we had negative working capital of $3,432,752, as compared to $4,491,859 at December 31, 2008. During the six months ended June 30, 2009 we experienced negative cash flow from operations of $725,636, and we expended $27,291 for investing activities while adding $713,413 of cash flows from financing activities.  As of June 30, 2009, we had $0 commitments for capital expenditures.

Cash used in operating activities was comparable for the six month periods ending June 30, 2009 and June 30, 2008.  Cash used in operating activities was primarily a result of our net loss, partially offset by non-cash items, such as amortization, included in that net loss and common stock issued for services and other expenses.  Cash used in investing activities decreased from $1,515,232 for the six month period ended June 30, 2008 to 27,291 for the six month period ended June 30, 2009.  Cash was used to acquire equipment during the 2008 six month period.  We generated less cash from investing activities in the six months ended June 30, 2009 as we had lower proceeds of cash from sales of common stock and proceeds from a capital lease in the six-month period ended June 30, 2008.

We have generated material operating losses since inception. We have incurred a net loss of $12,506,633 from January 1, 2006 (inception) through June 30, 2009, including a net loss of $745,365 for the three months ended June 30, 2009. We expect to continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

Contractual Obligations (payments due by period)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	2,012,126	359,258	1,210,611	442,257
Production center lease	162,727	48,686	114,014
Corporate office lease	55,675	55,675
License agreement with Regents of the University of California	385,000	25,000	120,000	180,000	60,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007. The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We were in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor. We believed at the time of the issuance of the December 31, 2008 financial statements that we had remedied the default which existed at year end. Accordingly we recorded a current and long term portion of the capital leases. Subsequent to the issuance of the December 31, 2008 financial statements, we determined that more likely than not that it is in default of the terms of the capital leases. Accordingly we recorded the entire value of the leases as a current obligation.

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation - continued

Recently Issued Accounting Pronouncements

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

Our known material weaknesses include:

Resources: As of June 30, 2009 we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2009 the Company issued 55,556 shares for cash of $15,000 at $.27 per share.

In April 2009 the Company issued 525,000 shares for cash of $105,000 at $.20 per share. The Company granted 525,000 warrants in conjunction with this transaction. The warrants have an exercise price of $0.40 and a one year life.

In June 2009 the Company issued 100,000 shares for cash of $27,000 at $.27 per share.

Preferred stock

The Company issued 95,000 shares of preferred stock in September, 2006 to Utek Corporation for the Company’s purchase of technology from Utek. A board member of the Company acquired the 95,000 shares of the Company’s Series A Preferred Stock from Utek in February 2009.  In March 2009 the board member converted the 95,000 shares of the Company’s Series A Preferred Stock and the related accrued interest into 10,857,142 shares of the Company’s common stock. The value of the transaction totaled $3,810,857 based on common stock’s average closing price for the ten trading days before the date of conversion of $0.351 per share.  The Company’s Preferred Stock Redeemable as Common liability was reduced by $3,182,405, accrued interest was reduced by $171,628, preferred stock was reduced by $95, and a loss on settlement of debt of $456,823 has been recognized in the accompanying financial statements for the three months ended June 30, 2009.

Common stock issued for services and debt settlement

During January 2009, the Company issued 190,000 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $51,300 based on the quoted market price of stock on the transaction date, or $.27 per share. The company’s accounts payable was reduced by $52,500 and a gain on settlement of debt of $1,200 has been recognized in the accompanying financial statements for the three months ended June 30, 2009.

During February 2009, the Company issued 80,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $33,600 based on the quoted market price of stock on the transaction date, or $.42 per share. Stock-based compensation expense of $33,600 has been recognized in the accompanying financial statements for the three months ended June 30, 2009.

During March 2009, the Company issued 150,000 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $52,500 based on the quoted market price of stock on the transaction date, or $.35 per share. The Company’s account payable was reduced by $50,000 and loss on settlement of debt of $2,500 has been recognized in the accompanying financial statements for the three months ended June 30, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - continued

Common stock issued for services and debt settlement - continued

During March 2009, the Company issued 33,333 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $11,667 based on the quoted market price of stock on the transaction date, or $.35 per share. The Company’s accounts payable was reduced by $12,000 and gain on settlement of debt of $333 has been recognized in the accompanying financial statements for the three months ended June 30, 2009.

During March 2009, the Company issued 25,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $8,750 based on the quoted market price of stock on the transaction date, or $.35 per share. Stock-based compensation expense of $8,750 has been recognized in the accompanying financial statements for the three months ended June 30, 2009.

During April 2009, the Company issued 50,000 shares of its common stock in exchange for rent. The value of the transaction totaled $15,500 based on the quoted market price of stock on the transaction date, or $.31 per share. Rental expense of $3,875 has been recognized in the accompanying financial statements for the six months ended June 30, 2009. The remaining $11,625 has been recorded in prepaid expenses at June 30, 2009, and will be amortized to rent expense over the next nine months.

Common stock issued for convertible debt

In March 2009, the Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum. The Note matures in March of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.35 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $6,349has been recognized in the accompanying financial statements for the three months ending June 30, 2009.

In April of 2009, the Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum. The Note matures in April of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share.  The value of the $50,000 debt plus the $0.31 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $31,268 toward the debt and $6,140 to the shares and $12,592 to the beneficial conversion feature.  The $6,140 value of the shares and the $12,592 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $833 has been recognized in the accompanying financial statements for the six months ending June 30, 2009.

In May of 2009, the Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum. The Note matures in May of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share.  The value of the $50,000 debt plus the $0.28 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $39,928 toward the debt and $5,036 to the shares and $5,036 to the beneficial conversion feature.  The $5,036 value of the shares and the $5,036 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $520 has been recognized in the accompanying financial statements for the six months ending June 30, 2009.

In June of 2009, the Company issued 110,000 shares of its common stock and a convertible promissory note in the amount of $275,000 with interest payable at 10% per annum. The Note matures in June of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.27 per share. The value of the $275,000 debt plus the $0.27 fair market value of the 110,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $275,000 debt and the value of the 110,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $221,390 toward the debt and $26,805 to the shares and $26,805 to the beneficial conversion feature.  The $26,805 value of the shares and the $26,805 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,720 has been recognized in the accompanying financial statements for the six months ending June 30, 2009.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.        Exhibits.

(a)	Exhibits

	Number	Description
	31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002
	31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002
	32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: August 19, 2009	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer Principal Executive Officer

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: August 19, 2009	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer