Form 10-Q
period 2009-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2009-11-23
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 0-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

The number of shares of registrant’s common stock outstanding, as of November 20, 2009 was 51,933,379.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheets as of September 30, 2009 and December 31, 2008	3
Statements of Operations for the nine months and three months ended September 30, 2009 and September 30, 2008	4
Statements of Shareholders’ Equity (Deficit) for the nine months ended September 30,2009	5-6
Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008	7-8
Notes to Condensed Consolidated Financial Statement	9-17
Item 2. Management’s Discussion and Analysis or Plan of Operation	18-29
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4T. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29-33
Item 3. Defaults Upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	33
Item 6. Exhibits	33
35
SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,773	86,631
Accounts receivable	29,660	35,747
Prepaid expenses	-	3,000
Prepaid expenses paid with stock, current portion	155,632	140,579
Inventory	17,050	7,100
Total current assets	204,115	273,057

Fixed assets, net of accumulated depreciation	1,869,531	2,272,784

Other assets:
License fees, net of amortization	8,333	27,083
Patents	93,886	24,594
Prepaid expenses paid with stock, long-term portion	131,250	96,875
Deposits	390,406	155,406
Total other assets	623,875	303,958
Total assets	$2,697,521	2,849,799

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$629,786	580,258
Accrued interest payable	88,040	188,956
Payroll liabilities payable	5,585	9,098
Preferred stock redeemable as common	-	3,182,405
Loans from shareholder	172,034	194,599
Convertible notes payable	1,147,574	257,481
Current portion of capital lease obligations	1,923,883	352,119
Total current liabilities	3,966,902	4,764,916

Long term liabilities:
Capital lease obligations, net of current portion	-	1,786,734
Total liabilities	3,966,902	6,551,650

Shareholders’ Equity (Deficit):
Preferred stock, $.001 par value; 100,000 authorized;
0 and 95,000 shares issued and outstanding, respectively	-	95
Common stock, $.001 par value; 100,000,000 shares authorized;
51,773,490 and 36,778,612 shares issued and outstanding,
respectively	51,773	36,779
Subscriptions receivable	-	-
Paid in capital	15,073,428	9,546,087
Accumulated deficit prior to the development stage	(2,884,043)	(2,884,043)
Deficit accumulated during the development stage	(13,510,539)	(10,400,769)
Total shareholders’ equity (deficit)	(1,269,381)	(3,701,851)
Total liabilities and shareholders’ equity (deficit)	2,697,521	2,849,799

The accompanying notes are an integral part of these financial statements dvanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Operations
(unaudited)

					From inception of
					development stage
	Three months ended		Nine months ended		on January 1, 2006
	September 30,		September 30,		through September 30,
	2009	2008	2009	2008	2009

Revenues	$102,245	$103,985	$242,387	$187,406	$640,684
Cost of goods sold	44,607	48,461	95,706	124,101	307,004
Gross profit	57,638	55,524	146,681	63,305	333,680

Operating expenses
Sales and marketing expenses	1,200	2,752	6,627	34,279	58,360
Start up costs	-	-	-	-	62,510
Write off of impaired assets	-	-	-	-	903,535
Depreciation and amortization	140,668	445,726	422,003	1,086,623	3,411,016
Professional fees	318,628	198,088	621,127	937,237	3,089,271
Stock options granted	183,746	127,086	395,018	880,226	2,338,857
Payroll expenses	92,306	114,870	300,263	383,453	1,072,048
General and administrative
expenses	115,482	180,681	348,229	396,279	1,095,982
Total operating expenses	852,030	1,069,203	2,093,267	3,718,097	12,031,579
Operating loss	(794,392)	(1,013,679)	(1,946,586)	(3,654,792)	(11,697,899)

Non-operating income (expense):
Interest expense	(209,514)	(50,703)	(589,839)	(106,372)	(1,141,796)
Investment loss	-	-	-	-	(28,500)
Gain on extinguishment of debt	-	-	33,600	-	33,600
Loss on conversion of shareholder
loan	-	-	(606,944)	-	(675,944)
Non-operating income
(expense), net	(209,514)	(50,703)	(1,163,183)	(106,372)	(1,812,640)
Loss before Income Taxes	(1,003,906)	(1,064,382)	(3,109,769)	(3,761,164)	(13,510,539)
Income Tax Provision	-	-	-	-	-
Net loss	$(1,003,906)	$(1,064,382)	$(3,109,769)	$(3,761,164)	$(13,510,539)
Loss per common share	$(0.02)	$(0.03)	$(0.07)	$(0.11)
Weighted average common shares
Outstanding	51,016,791	35,085,000	46,908,553	34,281,967

The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)

							Accumulated	Deficit
							Deficit	Accumulated
	Series A Preferred						Prior to	During
	Stock		Common Stock		Paid in	Subscriptions	Development	Development
Balances at ,	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Stage	Total
December 31, 2008	95,000	$95	36,778,612	$36,779	$9,546,087	$-	$(2,884,043)	$(10,400,769)	$(3,701,851)
Common stock issued for:
Debt settlement January
2009 ($.27 per share)	-	-	190,000	190	51,110	-	-	-	51,300
Services February 2009
($.42 per share)	-	-	80,000	80	33,520	-	-	-	33,600
Debt settlement March
2009 ($.35 per share)	-	-	150,000	150	52,350	-	-	-	52,500
Debt settlement March
2009 ($.35 per share)	-	-	33,333	33	11,633	-	-	-	11,666
Services March 2009
($.35 per share)	-	-	25,000	25	8,725	-	-	-	8,750
Loan fee March 2009
($.28 per share)	-	-	40,000	40	10,992	-	-	-	11,032
Cash March 2009
($.27 per share)	-	-	37,037	37	9,963		-	-	10,000
Cash March 2009
($.15 per share)	-	-	1,500,000	1,500	223,500	-	-	-	225,000
Cash April 2009							-
($.27 per share)	-	-	55,556	56	14,944	-	-	-	15,000
Cash April 2009
($.20 per share)	-	-	525,000	525	104,475	-	-	-	105,000
Rent April 2009
($.31 per share)	-	-	50,000	50	15,450	-	-	-	15,500
Loan fee April 2009
($.31 per share)	-	-	20,000	20	6,120	-	-	-	6,140
Loan fee May 2009
($.28 per share)	-	-	20,000	20	3,855	-	-	-	3,875
Loan fee June 2009
($.27 per share)	-	-	110,000	110	21,200	-	-	-	21,310
Cash June 2009
($.27 per share)	-	-	100,000	100	26,900	-	-	-	27,000

Services July 2009
($ .28 per share	-	-	50,000	50	139,950	-	-	-	14,000
Services August 2009
($ .30 per share	-	-	500,000	500	149,500	-	-	-	150,000
Loan Fee September 2009
($ 31 per share	-	-	90,560	91	30,462	-	-	-	30,552
Cash September 2009
($ .25 per share	-	-	60.000	60	14,940	-	-	-	15,000
Services September 2009
($ .39 per share	-	-	345,000	345	134,205	-	-	-	134,550
Services September 2009
($ .32 per share)	-	-	156,250	156	49,844	-	-	-	50,000
Convert 95,000 convertible
preferred shares ($.351
per share) (95,000)		(95)	10,857,142	10,857	3,800,095	-	-	-	3,810,857

Debt settlement January
2009 through issuance
of 500,000, 3 year, stock
options exercisable at
$.50 per share	-	-	-	-	228,654	-	-	-	228,654
Intrinsic value of convertible
debt issued March 2009	-	-	-	-	14,365	-	-	-	14,365
Intrinsic value of convertible
debt issued April 2009	-	-	-	-	12,592	-	-	-	12,592
Intrinsic value of convertible
debt issued September 2009	-	-	-	-	88,978	-	-	-	88,978

Vesting of stock options
March 2009	-	-		-	87,236	-	-	-	87,236
Vesting of stock options
June 2009	-	-	-	-	124,037	-	-	-	124,037
Vesting of stock options
September 2009	-	-	-	-	183,746	-	-	-	183,746
Net loss	-	-			-			(3,109,769)	(3,109,769)
Balances at September 30, 2009 (unaudited)	-	$-	51,773,490	$51,773	$15,073,428	$-	$(2,884,043)	$(13,510,539)	$(1,269,381)

The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Cash Flow
(unaudited)
			From inception of
			development stage on
	Nine months ended	Nine months ended	January 1, 2006 through
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss	$(3,109,769)	$(3,761,164)	$(13,510,539)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	403,252	154,405	713,821
Amortization of licenses and intangible assets	18,750	932,218	2,719,507
Amortization of convertible debt discount	416,034	4,557	455,232
Amortization of prepaid expenses paid with stock	112,197	170,066	645,994
Impairment of intangible assets	-	-	903,535
Common stock issued for services	182,150	224,105	1,925,862
Common stock issued for rent	-	-	-
Stock options issued for services	395,019	880,226	1,474,888
Stock issued for repairs and maintenance	-	-	7,875
Net loss on settlement of debt	606,944	-	646,944
Changes in operating assets and liabilities:
Accounts receivable	6,087	(40,737)	(29,660)
Inventory	(9,950)	18,638	(17,050)
Prepaid expenses	3,000	(23,652)	-
Deposits	(235,000)	(4,784)	(390,408)
Accounts payable	299,456	224,443	806,476
Payroll liabilities	(3,513)	(45,163)	5,585
Other payables	-	178,544	-
Stock based consulting fees payable	(31,800)	-	180,844
Accrued interest rolled into notes payable	-	-	142,375
Accrued interest	70,712	15,525	259,668
Net cash used by operating activities	(876,431)	(1,072,773)	(3,059,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from investment	-	-	310,000
Cash used to acquire equipment	-	(1,698,496)	(2,583,353)
Cash used to acquire patents	(69,292)	-	(93,886)
Cash used to acquire intangible assets	-	16,320	(658,750)
Net cash used in investing activities	(69,292)	(1,714,816)	(3,025,989)

The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Cash Flow
(unaudited)
			From inception of
			development stage on
	Nine months ended	Nine months ended	January 1, 2006 through
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	6,117	-
Proceeds received from bank line of credit	-	179,000	219,908
Payments on line of credit	-	(20,000)	(219,908)
Proceeds from Washington Trust debt	-	-	199,908
Payments on Washington Trust debt	(22,565)	-	(27,874)
Proceeds from capital lease	-	1,622,874	2,445,156
Principal payments on capital lease	(214,970)	(192,690)	(521,273)
Proceeds from convertible note	701,400	195,312	1,376,400
Proceeds from officers related party debt	22,800	-	70,800
Payments on officers related party debt	(22,800)	-	(70,800)
Proceeds received from shareholder loan	-	-	80,000
Proceeds from cash sales of common shares	397,000	709,968	2,206,996
Proceeds from exercise of options and warrants	-	72,500	125,000
Proceeds from subscription shares payable	-	160,000	202,500
Net cash provided by financing activities	860,865	2,773,081	6,086,813

Net increase (decrease) in cash and cash equivalents	(84,858)	(54,508)	1,773

Cash and cash equivalents, beginning of period	86,631	54,508	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,773	$-	$1,773

Supplemental disclosures of cash flow information:
Cash paid for interest	$228,582	$3,879	$226,144
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2009 and the year ended December 31, 2008

NOTE 1:                      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2009.

Reclassification

Certain expenses for the period ended September 30, 2008 were reclassified to conform with the expenses for the period ended September 30, 2009.

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

We anticipate a requirement of $3 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $7 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $1,773 cash on hand which means there will be an anticipated shortfall of nearly the full $10 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2009 and the year ended December 31, 2008

NOTE 3:                      FIXED ASSETS

Fixed assets consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Production equipment	$2,113,218	$2,113,218
Building	446772	446772
Leasehold improvements	3,235	3,235
Office equipment	20,128	20128
	2,583,353	2,583,353
Less accumulated depreciation	(713,822)	(310,569)
	$1,869,531	$2,272,784

Accumulated depreciation related to fixed assets is as follows:

	December 31, 2008	December 31, 2008
Production equipment	$569,742	$252,759
Building	136,766	54,707
Office equipment	6,194	2,543
Leasehold improvements	1,120	560
	$713,822	$310,569

Depreciation expense for the above fixed assets for the nine months ended September 30, 2009 and the nine months ended September 30, 2008, respectively, was $403,253 and $154,405.

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Intellectual property	$-	$250,750
Contracts and agreements	-	213,000
Customer lists	-	195,000
License Fee	75,000	2,972,625
Patents	93,886	24,594
	168,886	3,655,969
Less accumulated amortization	(66,667)	(2,700,757)
Less Impairment Expense	-	(903,535)
Intangible assets net of accumulated amortization	$102,219	$51,677

Amortization expense for the above intangible assets for the nine months ended September 30, 2009 and the nine months ended September 30, 2008, respectively, was $18,750 and $932,218.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2009 and the year ended December 31, 2008

NOTE 5:                      RELATED PARTY TRANSACTIONS

Indebtedness from related parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time it was paid off and replaced with a loan from two of the major shareholders. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009. There is no security held as collateral for this loan. As of September 30, 2009, the balance was $172,034 and all payments were current on this shareholder loan.

During the first three months of 2009 the Company received a total of $22,800 from a shareholder and officer in the form of a loan and the Company repaid $4,700 of this loan, leaving a balance of $18,100 as of March 31, 2009. All of the $18,100 balance was repaid in April 2009. There was no interest obligation on this loan to the Company.

Rent expenses

The Company began renting office and warehouse space, known as the Production Facility, effective August 1, 2007, located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the nine months ended September 30, 2009 and the nine months ended September 30, 2008 the Company incurred rent expenses for this facility totaling $34,020 and $32,060 respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the nine months ended September 30, 2009 and the nine months ended September 30, 2008 the Company amortized $28,125 and $28,125, respectively, of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew, but in no event will the lease extend beyond May 31, 2010. The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month. During the nine months ended September 30, 2009 and the nine months ended September 30, 2008 the Company incurred rent expenses for this facility totaling $45,552 and $16,523, respectively. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month.

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of September 30, 2009, are as follows:

	Production	Corporate
	Facility	Offices	Total
Twelve months ended September 30, 2010	$49,642	$24,192	$73,834
Twelve months ended September 30, 2011	53,612	-	53,612
Twelve months ended September 30, 2012	47,617	-	47,617
Twelve months ended September 30, 2013	-	-	-

Total	$150,871	$24,192	$175,063

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2009 and the year ended December 31, 2008

NOTE 5:                      RELATED PARTY TRANSACTIONS - continued

Rental expense for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 consisted of the following:

	Nine Months ended	Nine Months ended
	September 30, 2009	September 30, 2008

Office and warehouse lease effective August 1, 2007
Monthly rental payments	$34,020	$32,060
Rental expense in the form of stock issuance	28,125	28,125
Corporate office	45,552	16,523
Total Rental Expense	$107,697	$76,708

NOTE 6:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond September 30, 2009. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid Expenses are expected to mature as follows:

For the twelve month period ending September 30, 2010	$155,632
For the twelve month period ending September 30, 2011	100,000
For the twelve month period ending September 30, 2012	31,250
For the twelve month period ending September 30, 2013	-
$286,882

NOTE 7:                      INCOME TAXES

At September 30, 2009, the Company has net operating loss carry forwards available to offset future taxable income if any of approximately $12,500,000, which will begin to expire in 2028. The utilization of the net operating loss carry forwards is dependent upon the tax laws in effect at the time the net operating loss carry forwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carry forwards as a result of the changes in ownership.

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

NOTE 8:                      CAPITAL LEASES

The Company was in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor. The Company believed at the time of the issuance of the December 31, 2008 financial statements that is had remedied the default which existed at year end. Accordingly the Company had recorded a current and long term portion of the capital leases. Subsequent to the issuance of the December 31, 2008 financial statement, the Company has determined that more likely than not that it is in default of the terms of the capital leases. Accordingly it has recorded value of the leases as a current obligation.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2009 and the year ended December 31, 2008

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

In September 2009 the Company issued 60,000 shares for cash of $15,000 at $.25 per share.

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

Common stock issued for services and debt settlement

During January 2009, the Company issued 190,000 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $51,300 based on the quoted market price of stock on the transaction date, or $.27 per share. The company’s accounts payable was reduced by $52,500 and a gain on settlement of debt of $1,200 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During February 2009, the Company issued 80,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $33,600 based on the quoted market price of stock on the transaction date, or $.42 per share. Stock-based compensation expense of $33,600 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During March 2009, the Company issued 150,000 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $52,500 based on the quoted market price of stock on the transaction date, or $.35 per share. The Company’s account payable was reduced by $50,000 and loss on settlement of debt of $2,500 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2009 and the year ended December 31, 2008

NOTE 9:                      STOCKHOLDERS’ EQUITY – continued

During March 2009, the Company issued 33,333 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $11,667 based on the quoted market price of stock on the transaction date, or $.35 per share. The Company’s accounts payable was reduced by $12,000 and gain on settlement of debt of $333 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During March 2009, the Company issued 25,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $8,750 based on the quoted market price of stock on the transaction date, or $.35 per share. Stock-based compensation expense of $8,750 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During April 2009, the Company issued 50,000 shares of its common stock in exchange for rent. The value of the transaction totaled $15,500 based on the quoted market price of stock on the transaction date, or $.31 per share. Rental expense of $15,500 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During July 2009, the Company issued 50,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $14,000 based on the quoted market price of stock on the transaction date, or $.28 per share. Stock-based compensation expense of $14,000 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During August 2009, the Company issued 500,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $150,000 based on the quoted market price of stock on the transaction date, or $.30 per share. Stock-based compensation expense of $12,500 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009. The remaining $137,500 is reported as a reduction of equity in the accompanying financial statements.

During September 2009, the Company issued 285,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $111,150 based on the quoted market price of stock on the transaction date, or $.39 per share. Stock-based compensation expense of $111,150 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During September 2009, the Company issued 60,000 shares of its common stock as bonus compensation to employees. The value of the transaction totaled $23,400 based on the quoted market price of stock on the transaction date, or $.39 per share. Stock-based compensation expense of $23,400 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During September 2009, the Company issued 156,250 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $50,000 based on the quoted market price of stock on the transaction date, or $.32 per share. Stock-based compensation expense of $50,000 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

Common stock issued for convertible debt

In March of 2009, the Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum. The Note matures in March of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.35 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $13,756 has been recognized in the accompanying financial statements for the nine months ending September 30, 2009.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2009 and the year ended December 31, 2008

NOTE 9:                      STOCKHOLDERS’ EQUITY – continued

In April of 2009, the Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum. The Note matures in April of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share.  The value of the $50,000 debt plus the $0.31 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $43,860 toward the debt and $6,140 to the shares and $12,592 to the beneficial conversion feature.  The $6,140 value of the shares and the $12,592 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $7,805 has been recognized in the accompanying financial statements for the nine months ending September 30, 2009.

In May of 2009, the Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum. The Note matures in May of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share.  The value of the $50,000 debt plus the $0.21 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $46,125 toward the debt and $3,875 to the shares and resulted in no beneficial conversion feature.  The $3,875 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $1,373 has been recognized in the accompanying financial statements for the nine months ending September 30, 2009.

In June of 2009, the Company issued 110,000 shares of its common stock and a convertible promissory note in the amount of $275,000 with interest payable at 10% per annum. The Note matures in June of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.27 per share. The value of the $275,000 debt plus the $0.21 fair market value of the 110,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $275,000 debt and the value of the 110,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $253,690 toward the debt and $21,310 to the shares and resulted in no beneficial conversion feature.  The $21,310 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $6,659 has been recognized in the accompanying financial statements for the nine months ending September 30, 2009.

In September of 2009, the Company issued 90,560 shares of its common stock and a convertible promissory note in the amount of $226,400 with interest payable at 10% per annum. The Note matures in September of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share. The value of the $226,400 debt plus the $0.39 fair market value of the 90,560 shares at the date of the agreement was prorated to arrive at the allocation of the original $226,400 debt and the value of the 90,560 shares and the beneficial conversion feature.  The computation resulted in an allocation of $195,848 toward the debt and $30,552 to the shares and $88,978 to the beneficial conversion feature.  The $30,552 value of the shares and the $88,978 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $9,961 has been recognized in the accompanying financial statements for the nine months ending September 30, 2009.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2009 and the year ended December 31, 2008

NOTE 9:                      STOCKHOLDERS’ EQUITY – continued

Common stock options

Options granted to non-employees, accounted for under the fair value method

During February 2009, the Company granted three consultants options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $.50 per share. The options are fully vested and expire February 5, 2012. The quoted market price of the common stock at the time of issuance of the options was $.49 per share. The fair value of the options totaled $228,654 using the Black-Scholes option pricing model.  The Company’s accounts payable was reduced by $79,500 and a loss on settlement of debt of $149,154 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

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

During August 2009, the Company granted a board member options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $.27 per share. The options are fully vested and expire August 6, 2012. The quoted market price of the common stock at the time of issuance of the options was $.27 per share. The fair value of the options totaled $96,400 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.65%
Dividend yield	0.00%
Volatility factor	98.3%
Weighted average expected life	3 years

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2009 and the year ended December 31, 2008

NOTE 9:                      STOCKHOLDERS’ EQUITY – continued

The following schedule summarizes the changes in the Company’s stock option plan:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$424,138	$0.75
Options granted	2,475,000	0.15-0.50	2.80 years	165,000	0.29
Options exercised	-	-	-	-	-
Options expired	(3,204,021)	0.17-1.05	-	-89,138	-
Balance at September 30, 2009	4,880,000	$0.15-0.55	2.03 years	$500,000	$0.40
Exercisable at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$424,138	$0.75
Exercisable at September 30, 2009	4,880,000	$0.15-0.55	2.00 years	$500,000	$0.40

NOTE 10:                    OTHER RISKS AND OBLIGATIONS

The Company entered into an agreement effective January 22, 2009 for a two year project to develop and bring to market an innovative compact-systems technology for producing critically needed medical isotopes. The Company is to contribute $760,000 in the form of services to this project. To date, no services have been performed.

NOTE 11:                      SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2008, the Company had the following non-cash investing and financing activities:

•	Decreased Common Stock Subscriptions Payable by and increased paid in capital by $205,500.
•	Decreased Stock Based Consulting Fees Payable and increased Stock Based Consulting Fees Expense by $10,800.

During the nine months ended September 30, 2009, the Company had the following non-cash investing and financing activities:

•	Decreased trade accounts payable by $114,500 and increased paid in capital by $115,093 and increased common stock by $373 and decreased loss on settlement of debt by $966.

•
Decreased Accrued Interest Payable by $171,628 and decreased Preferred Stock Redeemable by $3,182,405 and decreased Preferred Stock by $95 and increased Paid In Capital by $3,800,095 and increased Common Stock by $10,857 and increased loss on settlement of debt by $456,824.

NOTE 12:                    SUBSEQUENT EVENTS

The Company has evaluated its subsequent events as of November 23, 2009 which is the date the financial statements were issued.

Item 2.Management’s Discussion and Analysis or Plan of Operation.

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

Item 2.Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 2.Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 2.Management’s Discussion and Analysis or Plan of Operation - continued

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

Based on our experience in the industry, it is our belief that no other accelerator in North America has sufficient flexibility to produce the full spectrum of PET imaging radioisotopes, as well as other high-demand isotopes, both short and long lived, for diagnostic and therapeutic applications.  We are in default on our lease for the PET imaging radioscope If the lessors repossess the equipment, it would have an adverse effect on our revenues, results of operations and financial condition and our ability to implement our future growth plans.

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

Customers

Our customers include a broad range of hospitals, universities, research centers and national laboratories, in addition to academic and government institutions.  These customers are located in essentially all major U.S. and international markets.  In July 2008, we began production of F-18 in our production facilities in Kennewick, Washington.  [Sales of F-18 for the quarter ended September 30, 2009 totaled approximately 68% of total revenue.]

The company is also working with United Pharmacy Partners Inc (UPPI). UPPI has a network of approximately 120 nuclear pharmacies within the United States. We have entered into an affiliation agreement with UPPI to provide to the UPPI network preferred prices and special terms and conditions for certain products that we anticipate to manufacture or re-sell during 2009 and 2010.

Item 2.Management’s Discussion and Analysis or Plan of Operation - continued

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

Employees

As of September 30, 2009, we had five full time employees.  At any given time, we utilize eight to ten contract employees to assist with the company operations.  We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

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

Item 2.Management’s Discussion and Analysis or Plan of Operation - continued

Results of Operations

The following table sets forth information from our statements of operations for the nine months and three months ended September 30, 2009 and 2008.

	Nine months	Nine months	Three months	Three months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues	$242,387	$187,406	$102,245	$103,985
Cost of goods sold	95,706	124,101	44,607	48,461
Gross profit	146,681	63,305	57,638	55,524
Operating expenses	2,093,267	3,718,097	852,030	1,069,203
Operating loss	(1,946,586)	(3,654,792)	(794,392)	(1,013,679)
Non-operating expenses	(573,344)	(-)	(-)	-
Interest expense	(589,839)	(106,372)	(209,514)	(50,703)
Net income (loss)	$(3,109,769)	$(3,761,164)	$(1,003,906)	$(1,064,382)

Comparison for the Nine Months Ended September 30, 2009 and September 30, 2008

Revenue

Revenue was $242,387 for the nine months ended September 30, 2009 and $187,406 for the nine months ended September 30, 2008.  The increase was the result of F-18 sales.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $164,700 of the total nine months ended September 30, 2009 revenues and $29,400 of the nine months ended September 30, 2008 revenues. Stable isotope sales were $77,687 and $158,006 for the nine months ended September 30, 2009 and 2008 respectively. Revenue for stable isotopes were lower in the nine months ended September 30, 2009 as a result of lower volume partially offset by higher pricing.

Cost of Goods Sold

Cost of Goods Sold for the nine months ended September 30, 2009 was $95,706.  Cost of goods sold for the nine months ended September 30, 2008 was $124,101. The cost of goods sold of $124,101 for the nine months ended September 30, 2008, equal to 66.2% of total revenues, consists of $5,928 for F-18 costs, 20.2% of F-18 revenues, and $118,173 for stable isotopes, 74.8% of stable isotope revenues.  The $95,706 cost of goods sold for the nine months ended September 30, 2009, equal to 39.5% of total revenues, consists of $53,079, 68.3% of associated revenues for stable isotopes and $42,627, 25.9% of associated revenues for F-18 production (consisting mostly of supplies). The reason for the overall decrease in the cost of goods sold percentage from the nine months ended September 30, 2008 (66.2%) to the nine months ended September 30, 2009 (39.5%) was due to an increase in production and distribution of F-18 which has a lower cost of goods sold associated with it.

	Nine months ended September 30, 2009				Nine months ended September 30, 2009
	F-18		Stable Isotopes		F-18		Stable Isotopes
Revenues	$164,700	100%	$77,687	100%	$29,400	100%	$158,006	100%
Cost of goods sold	$42,627	25,9%	$53,079	68.3%	$5,928	20,2%	$118,173	74.8%

Item 2.Management’s Discussion and Analysis or Plan of Operation - continued

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 and 2008 were $2,093,267 and $3,718,097 respectively.  The decrease in operating expenses from 2008 to 2009 can be attributed largely to amortization of licenses and intangible assets ($18,750 for the nine months ended September 30, 2009 versus $932,218 for the nine months ended September 30, 2008), professional fees ($621,127 for the nine months ended September 30, 2009 versus $937,237 for the nine months ended September 30, 2008), stock options granted ($395,018 for the nine months ended September 30, 2009 versus $880,226 for the nine months ended September 30, 2008) and payroll expense ($300,263 for the nine months ended September 30, 2009 versus $383,453 for the nine months ended September 30, 2008) partially offset by an increase in depreciation ($403,253 for the nine months ended September 30, 2009 versus $154,405 for the nine months ended September 30, 2008).

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008
Depreciation and amortization expense	$422,003	$1,086,623
Professional fees	621,127	937,237
Stock options granted	395,018	880,226
Payroll expenses	300,263	383,453
General and administrative expenses	348,229	396,279
Sales and marketing expense	6,627	34,279
	$2,093,267	$3,718,097

Non-Operating Expense

Non operating expense for the nine months ended September 30, 2009 and 2008 was $1,163,183 and $106,372, respectively. The increase in non-operating loss is due to an increase in interest expense ($589,839 for the nine months ended September 30, 2009 versus $106,372 for the nine months ended September 30, 2008), and loss on settlement of debt ($606,944 for the nine months ended September 30, 2009 versus $0 for the nine months ended September 30, 2008).

Net Loss

Our net loss for the nine months ended September 30, 2009 and 2008 was $3,109,769, and $3,761,164, respectively, as a result of the items described above.

Comparison for the Three Months Ended September 30, 2009 and September 30, 2008

Revenue

Revenue was $102,245 for the three months ended September 30, 2009 and $103,985 for the three months ended September 30, 2008. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008, accounting for $63,000 of the total three months ended September 30, 2009 revenues and $29,400 of the total three months ended September 30, 2008.  During the three months ended September 30, 2008, we marketed our stable isotopes generating $74,585 revenues for that period compared to $39,245 for the three months ended September 30, 2009 revenues attributable to stable isotopes.

Cost of Goods Sold

Cost of Goods Sold for the three months ended September 30, 2009 was $44,607.  Cost of goods sold for the three months ended September 30, 2008 was $48,461. The cost of goods sold of $48,641 for the three months ended September 30, 2008, equal to 46.7% of total revenues, consists of $5,928 for F-18 costs, 20.2% of F-18 revenues, and $42,534 for stable isotopes, 57.0% of stable isotope revenues.  The $44,607 cost of goods sold for the three months ended September 30, 2009, equal to 43.6% of total revenues, consists of $30,678, 78.2% of associated revenues for stable isotopes and $13,929, 22.1% of associated revenues for F-18 production (consisting mostly of supplies). The reason for the decrease in the cost of goods sold percentage from the three months ended September 30, 2008 (46.8%) to the three months ended September 30, 2009 (43.6%) was due to an increase in production and distribution of F-18 which has a lower cost of goods sold associated with it.

	Three months ended September 30, 2009				Three months ended September 30, 2009
	F-18		Stable Isotopes		F-18		Stable Isotopes
Revenues	$63,00	100%	$39,245	100%	$39,400	100%	$74,585	100%
Cost of goods sold	$13,929	22.1%	$30,678	78.2%	$5,928	20.2%	$42,534	57.0%

Item 2.Management’s Discussion and Analysis or Plan of Operation - continued

Operating Expenses

Operating expenses for the three months ended September 30, 2009 and 2008 was $852,030 and $1,069,203 respectively.  The decrease in operating expenses from 2008 to 2009 can be attributed largely to amortization of licenses and intangible assets ($6,250 for the three months ended September 30, 2009 versus $310,740 for the three months ended September 30, 2008), professional fees ($318,628 for the three months ended September 30, 2009 versus $198,088 for the three months ended September 30, 2008), stock options granted ($183,746 for the three months ended September 30, 2009 versus $127,086 for the three months ended September 30, 2008) and payroll expense ($92,306 for the three months ended September 30, 2009 versus $114,870 for the three months ended September 30, 2008).

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Depreciation and amortization expense	$140,668	$445,726
Professional fees	318,628	198,088
Stock options granted	183,746	127,086
Payroll expenses	92,306	114,870
General and administrative expenses	115,482	180,681
Sales and marketing expense	1,200	2,752
	$852,030	$1,069,203

Non-Operating Expense

Non operating expense, consisting wholly of interest expense, for the three months ended September 30, 2009 and 2008 was $209,514 and $50,703, respectively.

Net Loss

Our net loss for the three months ended September 30, 2009 and 2008 was $1,003,906, and $1,064,382, respectively, as a result of the items described above.

Liquidity and Capital Resources

At September 30, 2009, we had negative working capital of $3,762,787, as compared to $4,491,859 at December 31, 2008. During the nine months ended September 30, 2009 we experienced negative cash flow from operations of $876,431, and we expended $69,292 for investing activities while adding $860,865 of cash flows from financing activities.  As of September 30, 2009, we had $0 commitments for capital expenditures.

Cash used in operating activities was comparable for the nine month periods ending June 30, 2009 and June 30, 2008.  Cash used in operating activities was primarily a result of our net loss, partially offset by non-cash items, such as amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  Cash used in investing activities decreased from $1,714,816 for the nine month period ended September 30, 2008 to 69,292 for the nine month period ended September 30, 2009.  Cash was used to acquire equipment during the 2008 nine month period.  We generated less cash from investing activities in the nine months ended September 30, 2009 as we had lower proceeds of cash from sales of common stock and proceeds from a capital lease in the nine-month period ended September 30, 2008.

We have generated material operating losses since inception. We have incurred a net loss of $13,510,539 from January 1, 2006 (inception) through September 30, 2009, including a net loss of $1,003,906 for the three months ended September 30, 2009. We expect to continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

Item 2.Management’s Discussion and Analysis or Plan of Operation - continued

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

Contractual Obligations (payments due by period)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	1,923,883	363,590	1,560,293	0
Production center lease	150,871	53612	47,617
Corporate office lease	24,192	24,192
License agreement with Regents of the University of California	385,000	25,000	120,000	180,000	60,000 each year

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

Item 2.Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 2.Management’s Discussion and Analysis or Plan of Operation - continued

Stock-based compensation

Effective January 1, 2006, the Company adopted  Update to Codifiation: ASC Topic 505 (SFAS No. 123 (Revised 2004)), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements based on their estimated grant-date fair value. The Company has estimated expected forfeitures, as required by ASC Topic 505, and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

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

Item 4T.Controls and Procedures.

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

Item 4T.Controls and Procedures - continued

Our known material weaknesses include:

Resources: As of September 30, 2009 we had one full-time employee in general management and no full-time employees with the requisite expertise in the key functional areas of finance and accounting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

Item 1.Legal Proceedings.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock sale

In March 2009 the Company issued 37,037 shares for cash of $10,000 at $.27 per share.

In March 2009 the Company issued 1,500,000 shares for cash of $225,000 at $.15 per share. The Company granted 750,000 warrants in conjunction with this transaction. The warrants have an exercise price of $0.15 and a two year life.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds - continued

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

In September 2009 the Company issued 60,000 shares for cash of $15,000 at $.25 per share.

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

Common stock issued for services and debt settlement

During January 2009, the Company issued 190,000 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $51,300 based on the quoted market price of stock on the transaction date, or $.27 per share. The company’s accounts payable was reduced by $52,500 and a gain on settlement of debt of $1,200 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During February 2009, the Company issued 80,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $33,600 based on the quoted market price of stock on the transaction date, or $.42 per share. Stock-based compensation expense of $33,600 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During March 2009, the Company issued 150,000 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $52,500 based on the quoted market price of stock on the transaction date, or $.35 per share. The Company’s account payable was reduced by $50,000 and loss on settlement of debt of $2,500 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During March 2009, the Company issued 33,333 shares of its common stock in payment of accounts payable for business consulting services. The value of the transaction totaled $11,667 based on the quoted market price of stock on the transaction date, or $.35 per share. The Company’s accounts payable was reduced by $12,000 and gain on settlement of debt of $333 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During March 2009, the Company issued 25,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $8,750 based on the quoted market price of stock on the transaction date, or $.35 per share. Stock-based compensation expense of $8,750 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During April 2009, the Company issued 50,000 shares of its common stock in exchange for rent. The value of the transaction totaled $15,500 based on the quoted market price of stock on the transaction date, or $.31 per share. Rental expense of $7,750 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009. The remaining $7,750 has been recorded in prepaid expenses at September 30, 2009, and will be amortized to rent expense over the next six months.

During July 2009, the Company issued 50,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $14,000 based on the quoted market price of stock on the transaction date, or $.28 per share. Stock-based compensation expense of $14,000 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds - continued

Common stock issued for services and debt settlement - continued

During August 2009, the Company issued 500,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $150,000 based on the quoted market price of stock on the transaction date, or $.30 per share. Stock-based compensation expense of $12,500 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009. The remaining $137,500 is reported as a reduction of equity in the accompanying financial statements.

During September 2009, the Company issued 285,000 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $111,150 based on the quoted market price of stock on the transaction date, or $.39 per share. Stock-based compensation expense of $111,150 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During September 2009, the Company issued 60,000 shares of its common stock as bonus compensation to employees. The value of the transaction totaled $23,400 based on the quoted market price of stock on the transaction date, or $.39 per share. Stock-based compensation expense of $23,400 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

During September 2009, the Company issued 156,250 shares of its common stock in exchange for business consulting services. The value of the transaction totaled $50,000 based on the quoted market price of stock on the transaction date, or $.32 per share. Stock-based compensation expense of $50,000 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

Common stock issued for convertible debt

In March 2009, the Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum. The Note matures in March of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.35 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $13,756 has been recognized in the accompanying financial statements for the nine months ending September 30, 2009.

In April of 2009, the Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum. The Note matures in April of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share.  The value of the $50,000 debt plus the $0.31 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $31,268 toward the debt and $6,140 to the shares and $12,592 to the beneficial conversion feature.  The $6,140 value of the shares and the $12,592 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $7,805 has been recognized in the accompanying financial statements for the nine months ending September 30, 2009.

In May of 2009, the Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum. The Note matures in May of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share.  The value of the $50,000 debt plus the $0.21 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $46,125 toward the debt and $3,875 to the shares and resulted in no beneficial conversion feature.  The $3,875 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $1,373 has been recognized in the accompanying financial statements for the nine months ending September 30, 2009.

In June of 2009, the Company issued 110,000 shares of its common stock and a convertible promissory note in the amount of $275,000 with interest payable at 10% per annum. The Note matures in June of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.27 per share. The value of the $275,000 debt plus the $0.21 fair market value of the 110,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $275,000 debt and the value of the 110,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $253,690 toward the debt and $21,310 to the shares and resulted in no beneficial conversion feature.  The $21,310 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $6,659 has been recognized in the accompanying financial statements for the nine months ending September 30, 2009.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds - continued

Common stock issued for convertible debt - continued

In September of 2009, the Company issued 90,560 shares of its common stock and a convertible promissory note in the amount of $226,400 with interest payable at 10% per annum. The Note matures in September of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share. The value of the $226,400 debt plus the $0.39 fair market value of the 90,560 shares at the date of the agreement was prorated to arrive at the allocation of the original $226,400 debt and the value of the 90,560 shares and the beneficial conversion feature.  The computation resulted in an allocation of $195,848 toward the debt and $30,552 to the shares and $88,978 to the beneficial conversion feature.  The $30,552 value of the shares and the $88,978 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $9,961 has been recognized in the accompanying financial statements for the nine months ending September 30, 2009.

Common stock options

Options granted to non-employees, accounted for under the fair value method

During February 2009, the Company granted three consultants options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $.50 per share. The options are fully vested and expire February 5, 2012. The quoted market price of the common stock at the time of issuance of the options was $.49 per share. The fair value of the options totaled $228,654 using the Black-Scholes option pricing model.  The Company’s accounts payable was reduced by $79,500 and a loss on settlement of debt of $149,154 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

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

During August 2009, the Company granted a board member options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $.27 per share. The options are fully vested and expire August 6, 2012. The quoted market price of the common stock at the time of issuance of the options was $.27 per share. The fair value of the options totaled $96,400 using the Black-Scholes option pricing model.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds - continued

Common stock options - continued

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.65%
Dividend yield	0.00%
Volatility factor	98.3%
Weighted average expected life	3 years

The following schedule summarizes the changes in the Company’s stock option plan:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$424,138	$0.75
Options granted	2,475,000	0.15-0.50	2.80 years	165,000	0.29
Options exercised	-	-	-	-	-
Options expired	(3,204,021)	0.17-1.05	-	-89,138	-
Balance at September 30, 2009	4,880,000	$0.15-0.55	2.03 years	$500,000	$0.4
Exercisable at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$424,138	$0.75
Exercisable at September 30, 2009	4,880,000	$0.15-0.55	2.00 years	$500,000	$0.4

Item 3.Defaults Upon Senior Securities.

Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.Other Information.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 23, 2009	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer Principal Executive Officer

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 23, 2009	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer