Form 10-Q/A
period 2009-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2010-01-27
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
(Amendment No. 1)

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

Statement of Changes in Shareholders’ Equity (Deficit) (unaudited) - continued

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

Statements of Cash Flow (unaudited) - continued

			From inception of
			development stage on
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

We anticipate a requirement of $1 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $7 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $1,773 cash on hand which means there will be an anticipated shortfall of nearly the full $10 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

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

Cash used in operating activities was comparable for the nine month periods ending September 30, 2009 and September 30, 2008.  Cash used in operating activities was primarily a result of our net loss, partially offset by non-cash items, such as amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  Cash used in investing activities decreased from $1,714,816 for the nine month period ended September 30, 2008 to 69,292 for the nine month period ended September 30, 2009.  Cash was used to acquire equipment during the 2008 nine month period.  We generated less cash from investing activities in the nine months ended September 30, 2009 as we had lower proceeds of cash from sales of common stock and proceeds from a capital lease in the nine-month period ended September 30, 2008.

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

The recent economic events, including the substantial decline in global capital markets, as well as the lack of liquidity in the capital markets, could impact our ability to obtain financing and our ability to execute our business plan. As a result of market conditions, the Company modified its growth and operating plans by planning fewer isotope production centers and not developing certain technologies that were written off in 2008. Although market conditions have deteriorated, we believe healthcare institutions will continue to purchase the medical solutions that we distribute. As a development stage company with modest sales from our inception, we are unable to determine the effect of the recent economic crises on our sales.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 2. Management’s Discussion and Analysis or Plan of Operation - continued

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

Item 4T. Controls and Procedures - continued

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

(b)         Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Common stock sale - continued

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

Preferred stock

The Company issued 95,000 shares of preferred stock in September, 2006 to Utek Corporation for the Company’s purchase of technology from Utek. A board member of the Company acquired the 95,000 shares of the Company’s Series A Preferred Stock from Utek in February 2009.  In March 2009 the board member converted the 95,000 shares of the Company’s Series A Preferred Stock and the related accrued interest into 10,857,142 shares of the Company’s common stock. The value of the transaction totaled $3,810,857 based on common stock’s average closing price for the ten trading days before the date of conversion of $0.351 per share.  The Company’s Preferred Stock Redeemable as Common liability was reduced by $3,182,405, accrued interest was reduced by $171,628, preferred stock was reduced by $95, and a loss on settlement of debt of $456,823 was recognized in the first quarter of 2009 .

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: January 27, 2010	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer Principal Executive Officer

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: January 27, 2010	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer