Form 10-K
period 2009-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2010-03-17
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 0-53497

(Exact name of registrant as specified in charter)

Delaware	80-0138937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8131 W. Grandridge Blvd.  Suite 101, Kennewick WA 99336

(Address of principal executive offices) (Zip Code)

(509) 736-4000

Registrant's telephone Number:

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

i

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009 based on the price at which the common equity was last sold on such date was approximately $5,438,841.   Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of February 28, 2010, there were 53,249,730 shares of the registrant’s Common Stock outstanding.

ii

Advanced Medical Isotope Corporation
Report on Form 10-K

iii

PART I.

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this document contains “forward-looking statements” that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words.  The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information.  Advanced Medical Isotope Corporation believes that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able accurately to predict or control.  Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-K because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses.  The factors listed below in the section captioned “Risk Factors” within Item 1A, “Business” within Item 1, as well as other cautionary language in this Form 10-K, describe such risks, uncertainties and events that may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of any of the events described as risk factors could have a material adverse effect on our business, results of operations and financial position.

ITEM 1.	BUSINESS.

General Development of Business

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

SMSC had limited activity from inception and was considered dormant from the period May 1, 2000 through December 31, 2005.  On September 6, 2006, SMSC changed its name to Advanced Medical Isotope Corporation.  The Company began planned principal operations in August 2007 and has been considered a Development Stage Company; however, as a result of operations and revenues during 2009, the Company has fully commenced its planned operations, generated significant revenues, and is no longer considered a Development Stage Company.

On September 27, 2006, the Company acquired the assets of Neu-Hope Technologies, Inc (“NHTI”), a Florida corporation and a subsidiary of UTEK Corporation (“UTEK”), a Delaware Corporation, and $310,000 from UTEK in exchange for 100,000 shares of Series A Preferred Stock (which Series A Preferred Stock was later converted to shares of the Company’s common stock in March 2009).  The Company conducted the acquisition in order to obtain cash and NHTI’s technology.

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

The Company has never filed for bankruptcy and has never been subject to receivership or similar proceedings.

ITEM 1.	BUSINESS. - continued

Narrative Description of Business

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

The August 9, 2009 issue of the Los Angeles times reported that there are currently more than 15 million nuclear medicine procedures are performed each year in the U.S.  Approximately one-third of all patients admitted to U.S. hospitals undergo at least one medical procedure that employs the use of medical isotopes.

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

Products

We currently offer the following products:

Stable Isotopes:

We currently offer worldwide distribution of O-18 enriched water and a wide range of other stable isotopes.  Our product line of stable isotopes includes the following elements: Antimony, Barium, Cadmium, Calcium, Cerium, Chromium, Copper, Dysprosium, Erbium, Europium, Gadolinium, Gallium, Germanium, Hafnium, Indium, Iron, Krypton, Lanthanum, Lead, Lutetium, Magnesium, Mercury, Molybdenum, Neodymium, Nickel, Osmium, Palladium, Platinum, Potassium, Rhenium, Rubidium, Ruthenium, Samarium, Selenium, Silicon, Silver, Strontium, Sulphur, Tellurium, Thallium, Tin, Titanium, Tungsten, Vanadium, Xenon, Ytterbium, Zinc, and Zirconium.

Radio Pharmaceuticals:

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

ITEM 1.	BUSINESS. - continued

Products - continued

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

Status of New Products

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

Competition

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

ITEM 1.	BUSINESS. - continued

Competition - continued

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

Customers

Our customers include a broad range of hospitals, universities, research centers and national laboratories, in addition to academic and government institutions.  These customers are located in essentially all major U.S. and international markets.  Sales for the years ended December 31, 2007 consisted mainly of imported stable isotopes.  Sales to our customers whose sales were greater than 10% of our total sales for the year ended December 31, 2007 totaled 24.9%, 17.5%, and 15.5% of total revenues in 2007.

In July 2008, we began production of F-18 in our production facilities in Kennewick, Washington.  Sales of F-18 for the year ended December 31, 2008 totaled approximately 29% of total revenue.  Sales to our customers whose sales were greater than 10% of our total sales for the year ended December 31, 2008 totaled 17.8%, 14.2%, and 11.7% of total revenues in 2008.

Our sales for 2009 consisted of both F-18 (70.3% of total revenues) and stable isotopes (29.7% of total revenues). Sales to customers whose sales were greater than 10% of our total sales for the year ended December 31, 2009 totaled 70.3%.

The company is also working with United Pharmacy Partners Inc (UPPI). UPPI has a network of approximately 120 nuclear pharmacies within the United States. We have entered into an affiliation agreement with UPPI to provide to the UPPI network preferred prices and special terms and conditions for certain products that we anticipate to manufacture or re-sell during 2010.

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

ITEM 1.	BUSINESS. - continued

Manufacturing - continued

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

In November 2007, we entered into an agreement with the Idaho Accelerator Center (“IAC”), located on the campus of Idaho State University in Pocatello, ID, to create a regional medical isotope production center.  The IAC will investigate the production of a variety of isotopes at IAC facilities and we will proceed with conceptual planning for production facility development.  We intend to use the IAC to develop and manufacture medical isotopes.

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

Patents, Trademarks, Licenses

License Agreement:

On September 27, 2006, we acquired the assets of NHTI from UTEK.  Included in the acquired assets was a Non-Exclusive License Agreement with the Regents of the University of California (“University”) for a neutron generator in exchange for preferred stock.  NHTI paid a non-refundable fee in the amount of $25,000 in connection with the license agreement.  The license fee is non-refundable unless our commercialization plan is deemed unacceptable by the University.  If the plan is deemed unacceptable, the license agreement will terminate.  To date, no commercialization plan has been deemed acceptable or unacceptable.  In consideration for the license, we agreed to pay royalties equal to the greater of three percent of the selling price of each licensed product we sell or the maintenance fee according to the following schedule:

2008	$10,000	*
2009	$15,000	*
2010	$15,000
2011	$45,000
2012 and each year thereafter	$60,000
	$145,000
                                 * These items have not been paid to date.

The License Agreement may be cancelled by giving 90 days written notice to the University.  We did not have a relationship with UTEK before the acquisition of Neu Hope Technologies and we do not currently have any business relationship or affiliation with UTEK.  In fact, in 2008, due to the Company’s lack of funds to act upon the patent license for the neutron generator and develop the technology, the Company lost considerable ground towards the advantages of utilization of the patent license.

ITEM 1.	BUSINESS. - continued

Research and Development / Intellectual Property

We spent approximately $67,006 and $90,150 during the years ended December 31, 2009 and December 31, 2008, respectively, on research and development.  This cost was incurred to a University for tests involved in the making of isotopes.

Additionally the Company has made, through acquisitions, the following investments in patent licenses and intellectual property during 2007:

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

The amortization of these items is computed using the straight-line method over the following estimated useful lives:

•	Intellectual property ……….. 3 years
•	Contracts and agreements …. 3 years
•	Customer lists ……………… 2 years

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

In 2008, due to the Company’s lack of funds to act upon the patent license for the neutron generator and develop the technology, the Company lost considerable ground towards the advantages of utilization of the patent license.  Since other companies made progress towards the development of the patent license technology and management no longer has the means or interest in pursuing the development of this technology, the Company’s management determined that the patent license for the Neutron Generator no longer had value to the Company and wrote off the net unamortized portion balance of $643,917 in 2008.

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

ITEM 1.	BUSINESS. - continued

Government Regulation - continued

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

Employees

As of December 31, 2009, we had five full time employees.  At any given time, we utilize eight to ten contract employees to assist with the company operations.  We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

Reports to Security Holders

The Company will prepare and file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the United States Securities and Exchange Commission (the “SEC”).  Persons may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time.  Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Moreover, the Company maintains a website at http://www.isotopeworld.com that contains important information about the Company, including biographies of key management personnel, as well as information about the Company’s business.  This information is publicly available (i.e., not password protected) and is updated regularly.

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

We have a limited operating history upon which you can base an evaluation of our business and prospects.  As a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties to which our business is subject.  To address these risks and uncertainties, we must do the following:

•	Successfully execute our business strategy;
•	Respond to competitive developments; and,
•	Attract, integrate, retain and motivate qualified personnel.

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

RISKS ASSOCIATED WITH OUR BUSINESS - continued

We have increasing cash requirements.

We have generated material operating losses since inception.  We have incurred a net loss of $14,392,763 from January 1, 2006 through December 31, 2009, including a net loss of $3,991,995 for the year ended December 31, 2009 and $6,158,755 for the year ended December 31, 2008.  We expect to continue to experience net operating losses.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next 12 months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  If we are unable to generate profits and unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

We are in default on our capital lease obligations.

We have two capital lease obligations for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007.  The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We were in default on the capital lease obligations as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the leases by an amount of $35,000 as per notice from the debtor.  We were in default on the capital lease obligations as of December 31, 2009 due to failure to maintain the minimum debt service coverage ratio identified in the leases.  Accordingly we recorded the entire value of the leases as a current obligation.  If the lessors repossess the equipment, it would have an adverse effect on our revenues, results of operations and financial condition and our ability to implement our future growth plans.

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

Our success is heavily dependent on the continued active participation of our current executive officers listed under Item 8, below.  We do not have key-man insurance on any of our officers or consultants.  We are highly dependent upon certain consultants and collaborating scientists.  Loss of the services of one or more of our officers or consultants could have a material adverse effect upon our business, results of operations or financial condition.  Certain key employees have no employment contracts.

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon exercise of warrants and options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares.

ITEM 1A.	RISK FACTORS. - continued

RISKS RELATED TO OUR COMMON STOCK - continued

Our controlling shareholders may exercise significant control over us.

Our directors, executive officers and principal shareholders beneficially own approximately 62.2% of the outstanding shares of our common stock.  Our shareholders do not have cumulative voting rights with respect to the election of directors.  If our principal shareholders vote together, they could effectively elect all of our directors.

The issuance of shares upon exercise of derivative securities may cause immediate and substantial dilution to our existing shareholders.

We have outstanding options and warrants for the issuance of 5,049,327 shares as of the year ended December 31, 2009.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.  The issuance of shares upon the exercise of warrants and options may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise.  The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

 The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

Our headquarters has office and production space which makes it adequate for the Company to conduct its ongoing business operations.

On July 17, 2007, the Company entered into a lease at 6211 West Okanogan Avenue, Kennewick Washington, 99336 to be used as the company’s production center.  The term of the lease was five years and it commenced on August 1, 2007.  Monthly rent for the first year of tenancy was $3,500.  Under the terms of the lease, the monthly rent would increase 8% each year so that monthly rent for the year beginning August 1, 2008 was $3,780, monthly rent for the year beginning August 1, 2009 was $4,092.  The landlord of this space is non-affiliated shareholder of the company, though one that holds less than 5 percent of the total outstanding shares.

Additionally, in June 2008, the Company entered into two 12-month leases for its corporate offices with three 4-month options to renew, but in no event will the leases extend beyond May 31, 2010.  These lease agreements call for monthly rental payments of $2,733 and $2,328 per month respectively.  During the period covered by this report, effective November 1, 2009, the Company terminated that portion of the lease agreements consisting of the $2,328 per month payment.

ITEM 3.	LEGAL PROCEEDINGS.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and the Registrant does not know nor is it aware of any legal proceedings threatened or contemplated against it.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

During the fourth quarter of 2009, there were no matters submitted to a vote of the shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Pinksheets under the symbol “ADMD.PK.”  The following table sets forth, in U.S. dollars the high and low bid prices for each of the calendar quarters indicated, as reported by the Pinksheets for the past two fiscal years.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Bid Prices
	High	Low
2009
Quarter ended December 31	$0.65	$0.29
Quarter ended September 30	0.39	0.18
Quarter ended June 30	0.35	0.21
Quarter ended March 31	0.50	0.27

2008
Quarter ended December 31	$0.72	$0.26
Quarter ended September 30	0.78	0.35
Quarter ended June 30	0.89	0.44
Quarter ended March 31	0.84	0.56

Holders

As of February 28, 2010 there were 53,249,730 shares of common stock outstanding and approximately 180 stockholders of record.

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

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any compensation plan under which equity securities are authorized for issuance.  We have however granted and issued options and warrants to purchase and acquire shares of our common stock.  The following table sets forth information as of December 31, 2009 and 2008, with respect to our equity compensation plans previously approved by shareholders and equity compensation plans not previously approved by shareholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	0		$0		0
Equity compensation plans not approved by stockholders	3,655,000		$0.45		0
Total	3,655,000	(1)	$0.45	(1)	0

(1) This information is provided in conjunction with the instructions to Paragraph (d) as required for Item 201 of  Regulation S-K.  While there are no equity compensation plans in general, the Company does have individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

Recent Sales of Unregistered Securities

In October 2009 the Company issued 13,889 restricted shares of its common stock in exchange for a cash contribution of $5,000 from an accredited investor.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In October 2009 the Company received $155,000 from an accredited investor in exchange for a one year convertible note at ten percent interest.  The note and the interest can be converted into stock at $.51 at election of note holder.  The note holder also received 66,000 restricted shares of common stock for entering into this transaction.  No underwriters were used.  The securities and convertible note were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

In November 2009 the Company received $200,000 from an accredited investor in exchange for a one year convertible note at ten percent interest.  The note and the interest can be converted into stock at $.59 at election of note holder.  The note holder also received 80,000 restricted shares of common stock for entering into this transaction.  No underwriters were used.  The securities and convertible note were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

 In December 2009 the Company received $100,000 from an accredited investor in exchange for a one year convertible note at ten percent interest.  The note and the interest can be converted into stock at $.59 at election of note holder.  The note holder also received 40,000 restricted shares of common stock for entering into this transaction.  No underwriters were used.  The securities and convertible note were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Recent Sales of Unregistered Securities - continued

In December 2009 the Company issued 56,818 restricted shares of its common stock in exchange for a cash contribution of $25,000 from an accredited investor.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In December 2009 the Company issued 40,000 restricted shares of its common stock in exchange for a cash contribution of $23,200 from an accredited investor.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In December 2009 the Company issued 50,000 restricted shares of common stock in consideration of the capital contribution of $31,143 through the conversion of the unpaid fees due and owing for consultation regarding the possible expansion of the linear accelerator facilities.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In December 2009 the Company issued 8,620 restricted shares of its common stock in exchange for a cash contribution of $5,000 from an accredited investor.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Subsequent to the Period Covered by this Report

In January 2010, James C. Katzaroff, the Company’s Chief Executive Officer and Chairman of the Board exercised an option to purchase 250,000 shares of the Company’s restricted common stock at an exercise price of $.29 per share.  The Company issued 250,000 restricted shares of its common stock in exchange for a cash contribution of $72,500.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In January 2010 the Company received $100,000 from an accredited investor in exchange for a one year convertible note at ten percent interest.  The note and the interest can be converted into stock at $.50 at election of note holder.  The note holder also received 40,000 shares of common stock for entering into this transaction.  The securities and convertible note were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

In January 2010 the Company issued 25,000 restricted shares of its common stock in exchange for a cash contribution of $14,500 from an accredited investor.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In January 2010 the Company issued 41,667 restricted shares of its common stock in exchange for a cash contribution of $20,000 from an accredited investor.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In January 2010 the Company issued 15,625 restricted shares of its common stock in exchange for a cash contribution of $7,500 from an accredited investor.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In January 2010 the Company issued 8,620 restricted shares of its common stock in exchange for a cash contribution of $5,000 from an accredited investor.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In February 2010 the Company issued 700,000 shares to two consultants for consulting services valued at $.50 per share or $350,000.  The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

 In February 2010 the Company received $100,000 from an accredited investor in exchange for a one year convertible note at ten percent interest. The note and the interest can be converted into stock at $.50 at election of note holder. The note holder also received 40,000 shares of common stock for entering into this transaction.  The securities and convertible note were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.

Comparison for the Year Ended December 31, 2009 and December 31, 2008

The following table sets forth information from our statements of operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues	$320,363	$268,242
Cost of goods sold	125,685	155,457
Gross profit	194,678	112,785
Operating expenses	2,744,327	6,052,087
Operating loss	(2,549,649)	(5,939,302)
Non-operating expenses	(602,718)	-
Interest expense	(839,628)	(219,453)
Net income (loss)	$(3,991,995)	$(6,158,755)

Revenue

Revenue was $320,363 for the year ended December 31, 2009 and $268,242 for the year ended December 31, 2008.  The increase was the result of F-18 sales.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $225,300 of the total twelve months ended December 31, 2009 revenues and $76,500 of the twelve months ended December 31, 2008 revenues.  Stable isotope sales were $95,063 and $191,742 for the twelve months ended December 31, 2009 and 2008 respectively.  Revenue for stable isotopes were lower in the twelve months ended December 31, 2009 as a result of lower volume partially offset by higher pricing.

Cost of Goods Sold

Cost of Goods Sold for the twelve months ended December 31, 2009 was $125,685.  Cost of goods sold for the twelve months ended December 31, 2008 was $155,457.  The cost of goods sold of $155,457 for the twelve months ended December 31, 2008, equal to 58.0% of total revenues, consists of $39,198 for F-18 costs, 51.2% of F-18 revenues, and $116,259 for stable isotopes, 60.6% of stable isotope revenues.  The $125,685 cost of goods sold for the twelve months ended December 31, 2009, equal to 39.2% of total revenues, consists of $69,178, 72.8% of associated revenues for stable isotopes and $56,507, 25.1% of associated revenues for F-18 production (consisting mostly of supplies).  The reason for the overall decrease in the cost of goods sold percentage from the twelve months ended December 31, 2008 (58.0%) to the twelve months ended December 31, 2009 (39.2%) was due to an increase in production and distribution of F-18 which has a lower cost of goods sold associated with it.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Cost of Goods Sold - continued

	Twelve months ended December 31, 2009				Twelve months ended December 31, 2008
	F-18		Stable Isotopes		F-18		Stable Isotopes
Revenues	$225,300	100%	$95,063	100%	$76,500	100%	$191,742	100%
Cost of goods sold	$56,507	25.1%	$69,178	72.8%	$39,198	51.2%	$116,259	60.6%

 Operating Expenses

Operating expenses for the twelve months ended December 31, 2009 and 2008 were $2,744,327 and $6,052,087 respectively.  The decrease in operating expenses from 2008 to 2009 can be attributed largely to amortization of licenses and intangible assets ($25,000 for the twelve months ended December 31, 2009 versus $1,242,958 for the twelve months ended December 31, 2008), professional fees ($766,861 for the twelve months ended December 31, 2009 versus $1,281,557 for the twelve months ended December 31, 2008), stock options granted ($480,024 for the twelve months ended December 31, 2009 versus $1,211,392 for the twelve months ended December 31, 2008) and payroll expense ($433,175 for the twelve months ended December 31, 2009 versus $574,228 for the twelve months ended December 31, 2008) partially offset by an increase in depreciation ($537,671 for the twelve months ended December 31, 2009 versus $288,256 for the twelve months ended December 31, 2008).

In 2008, due to the Company’s lack of funds to act upon the patent license for the neutron generator and develop the technology, the Company lost considerable ground towards the advantages of utilization of the patent license.   Since other companies made progress towards the development of the patent license technology and management no longer has the means or interest in pursuing the development of this technology, the Company’s management determined that the patent license for the Neutron Generator no longer had value to the Company and wrote off the net unamortized portion balance of $643,917 in 2008.

Further, in 2008, due to the lack of forward progress on developing products with the intangible assets acquired from Isonics and competitors working to improve similar technology and secure customers coupled with the Company’s lack of funds, it is the Company’s management’s opinion that the Company has fallen behind the competition and the intangible assets acquired from Isonics no longer have value to the Company, the Company wrote off the total net unamortized portion balance of $259,618 in 2008.

	Twelve months Ended December 31, 2009	Twelve months Ended December 31, 2008
Depreciation and amortization expense	$562,671	$1,531,214
Impairment expense	-	903,535
Professional fees	766,861	1,281,557
Stock options granted	480,024	1,211,392
Payroll expenses	433,175	574,228
General and administrative expenses	494,969	510,813
Sales and marketing expense	6,627	39,348
	$2,744,327	$6,052,087

Non-Operating Expense

Non operating expense for the twelve months ended December 31, 2009 and 2008 was $1,442,346 and $219,453, respectively.  The increase in non-operating loss is due to an increase in interest expense ($839,628 for the twelve months ended December 31, 2009 versus $219,453 for the twelve months ended December 31, 2008), and loss on settlement of debt ($602,718 for the twelve months ended December 31, 2009 versus $0 for the twelve months ended December 31, 2008).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Net Loss

Our net loss for the twelve months ended December 31, 2009 and 2008 was $3,991,995, and $6,158,755, respectively, as a result of the items described above.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2009

At December 31, 2009, we had negative working capital of $4,145,881, as compared to $6,278,593 at December 31, 2008.  During the twelve months ended December 31, 2009 we experienced negative cash flow from operations of $1,013,028, and we expended $316,882 for investing activities while adding $1,280,841 of cash flows from financing activities.  As of December 31, 2009, we had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $1,543,998 for the twelve month period ending December 31, 2008 to $1,013,028 for the twelve month period ending December 31, 2009.  Cash used in operating activities was primarily a result of our net loss, partially offset by non-cash items, such as amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  Cash used in investing activities decreased from $1,710,590 for the twelve month period ended December 31, 2008 to $316,882 for the twelve month period ended December 31, 2009.  Cash was used to acquire equipment during the 2008 twelve month period.  We generated less cash from investing activities in the twelve months ended December 31, 2009 as we had lower proceeds of cash from sales of common stock and we had proceeds from a capital lease in the twelve month period ended December 31, 2008.

We have generated material operating losses since inception.  We have incurred a net loss of $14,392,764 from January 1, 2006 through December 31, 2009, including a net loss of $3,991,995 for the twelve months ended December 31, 2009.  We expect to continue to experience net operating losses.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

We have modified our growth and operating plans as a result of our continuing losses.  The going concern disclosure in Note 1 to our audited financial statements for the years ended December 31, 2009 and 2008 anticipated that we would need $1 million in funds over the next twelve months to maintain current operation activities.  Our financial statements were issued on February 26, 2010.  As a result of changes to our business plans since that date, our current cash run rate is approximately $1 million.

Based on the current cash run rate, approximately $1,000,000 will be needed to fund operations for an additional year.  As disclosed in the risk factors, we are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond.  We will need to raise an additional $15,000,000 in the next year to develop an infrastructure for Brachytherapy production and distribution as well as to initiate a Molybdenum 99 production facility.  We may, however, choose to further modify our growth and operating plans to the extent of available funding, if any.

The recent economic events, including the substantial decline in global capital markets, as well as the lack of liquidity in the capital markets, could impact our ability to obtain financing and our ability to execute our business plan. Although market conditions have deteriorated, we believe healthcare institutions will continue to purchase the medical solutions that we distribute.  Having only modest sales since our inception, we are unable to determine the effect of the recent economic crises on our sales.

Year Ended December 31, 2008

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Liquidity and Capital Resources - continued

Net cash used for operating activities in 2008 was $1,543,998 compared to $312,978 in 2007.  The $1,231,020 increase in cash used was a result of a net loss that was $3,298,364 higher in 2009 partially offset by higher non-cash expenses included in the 2008 net loss, primarily $1,211,392 for common stock issued for services in 2008, an increase of $1,093,072 compared against $118,320 in 2007 and $903,535 for the impairment of intangible assets in 2008.  In 2008, Due to the Company’s lack of funds to act upon the patent license for the Neutron Generator and develop the technology, the Company lost considerable ground towards the advantages of utilization of the patent license.  Since other companies made progress towards the development of the patent license technology and management no longer has the means or interest in pursuing the development of this technology, the Company’s management determined that the patent license for the Neutron Generator no longer had value to the Company and wrote off the net unamortized portion balance of $643,917 in 2008.  Further, in 2008, due to the lack of forward progress on developing products with the intangible assets acquired from Isonics and competitors working to improve similar technology and secure customers coupled with the Company’s lack of funds, it is the Company’s management’s opinion that the Company has fallen behind the competition and the intangible assets acquired from Isonics no longer have value to the Company, the Company wrote off the total net unamortized portion balance of $259,618 in 2008.  The issues affecting the value and related writeoff of our intangible assets did not affect any of our fixed assets.

Net cash used in investing activities in 2008 increased $154,483 to $1,710,590 from $1,556,107 in 2007 as a result of an additional $788,639 used to purchase equipment in 2008, partially offset by cash used to buy intangible assets in 2007.  In 2008, we used $829,800 to purchase an accelerator.

Net cash provided by financing activities in 2008 increased $1,377,474 to $3,286,711 from $1,909,237 in 2007.  The increase was primarily a result of a $1,051,128 increase in proceeds from capital leases and a $477,281 increase in proceeds from the cash sales of our common shares, partially offset by an increase of $249,501 in principal payments on our capital leases.

Contractual Obligations (payments due by period as of December 31, 2009)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$1,839,418	$374,345	$1,151,074	$313,999	$
Production center lease	105,293	50,622	54,671
Corporate office lease	13,665	13,665
License agreement with Regents of the University of California	385,000	25,000	120,000	180,000		60,000 per year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007.  The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We were in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor.  We believed at the time of the issuance of the December 31, 2008 financial statements that we had remedied the default which existed at year end.  Accordingly we recorded a current and long term portion of the capital leases.  Subsequent to the issuance of the December 31, 2008 financial statements, we determined that more likely than not that it is in default of the terms of the capital leases.  Accordingly we recorded the entire value of the leases as a current obligation.  The Company was in default on the capital lease obligation as of December 31, 2009 due to failure to maintain the minimum debt service ratio identified in the lease.

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated shareholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011.  During the year ended December 31, 2009 and 2008 the Company incurred rent expenses for this facility totaling $46,872 and $43,400, respectively.  In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $.40 per share for a total of 416,667 shares.  The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2009 and 2008 the Company amortized $37,500 and $37,500, respectively, of this stock issuance and recognized it as rent expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Contractual Obligations (payments due by period as of December 31, 2009) - continued

Future minimum rental payments required under the Company’s current rental agreement in excess of one year as of December 31, 2009, are as follows:

Twelve months ended December 31, 2010	$50,622
Twelve months ended December 31, 2011	54,671
Twelve months ended December 31, 2012	33,332
Twelve months ended December 31, 2013	-
Total	$138,625

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew, but in no event will the lease extend beyond May 31, 2010.  The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month.  During the twelve months ended December 31, 2009 and 2008 the Company incurred rent expenses for this facility totaling $56,076 $31,708, respectively.  Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month.

Future minimum rental payments required under the Company’s current rental agreement in excess of one year as of December 31, 2009, are as follows:

Twelve months ended December 31, 2010	$13,665
Twelve months ended December 31, 2011	-
Twelve months ended December 31, 2012	-
Twelve months ended December 31, 2013	-
Total	$13,665

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Critical Accounting Policies - continued

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2009, the Company has experienced no bad debt write offs from operations.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Critical Accounting Policies - continued

•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

License Fees

License fees resulted from the acquisition of a patent license, for the production of Actinium 225, from a related individual for common stock valued, at the time of acquisition, at $75,000, and from the result of the acquisition of a patent license, for a Nutron Generator, from Neu-Hope Technologies for preferred stock valued, at the time of acquisition, at $3,040,000, discounted for 4.25% incremental borrowing rate to $2,897,625. License fees are stated at cost, less accumulated amortization. Amortization of license fees is computed using the straight-line method over the estimated economic useful life of the assets.

The Company periodically reviews the carrying values of patents and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value. In accordance with this policy, management concluded the patent license for the Nutron Generator was no longer of value to the Company. This decision resulted in the Company writing off the net unamortized portion balance of $643,917 in 2008.

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $25,000 and $990,875 for the years ended December 31, 2009 and 2008, respectively. Based on the license fees recorded at December 31, 2009, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $2,083, will be fully amortized during the year ending December 31, 2010.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Critical Accounting Policies - continued

An impairment loss must be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used.

The Company periodically reviews the net carrying values of intangible assets and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value. In accordance with this policy, management concluded the intangible assets acquired from Isonics were no longer of value to the Company. This decision resulted in the Company writing off the total net unamortized portion balance of $259,618 in 2008.

Amortization was computed using the straight-line method over the following estimated useful lives:

Intellectual property	3 years
Contracts and agreements	3 years
Customer lists	2 years

Amortization of intangible assets was $0 and $252,083 for the years ended December 31, 2009 and 2008, respectively. All intangible assets were fully written off as of December 31, 2008 and so no further amortization of intangible assets will be recognized from these assets in ensuing years.

Patents

Patent filing costs totaling $24,594 were capitalized at December 31, 2008 and another $81,882 were capitalized during the twelve months ended 2009; resulting in a total $106,476 of capitalized patents at December 31, 2009.  The patents are pending and are being developed, as such, they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the first half of fiscal year ended December 31, 2008 was derived solely from the sales of Oxygen 18, which is used in the production of medical isotopes. In July 2008 the Company also began recognizing revenue from the production of Floride 18 produced with the Linear Accelerator. Revenue for the fiscal year ended December 31, 2009 consisted of both the sales of Oxygen 18 and Floride 18. The Company recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

Net Loss Per Share

The Company accounts for its income (loss) per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings/loss per share is computed by dividing income (loss) available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Critical Accounting Policies - continued

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2009 and 2008 are as follows:

	2009	2008

Convertible debt	$5,150,333	$1,269,541
Preferred stock	-	7,577,381
Common stock options	5,049,327	5,609,021

Total potential dilutive securities	$10,199,660	$14,455,943

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

The Company incurred $67,006 and $90,150 research and development costs for the years ended December 31, 2009 and 2008 respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the years ended December 31, 2009 and 2008.

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

Income Taxes

To address accounting for uncertainty in tax positions, the Company clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company also provides guidance on de-recognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2009 and 2008.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2009 and 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Critical Accounting Policies - continued

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the years ended December 31, 2009 and 2008, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-Based Compensation

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete.  The Company recognizes the fair value of the equity instruments issued that result in an asset or expense being recorded by the company, in the same period(s) and in the same manner, as if the Company has paid cash for the goods or services.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification ™ (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company‘s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added no additional required disclosure relative to the date through which subsequent events have been evaluated. For the Company, this standard was effective beginning April 1, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Critical Accounting Policies - continued

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements For the Company this ASU was effective October 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 of Exhibit FS and is hereby incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE.

Previously disclosed in our Form 10 filed November 12, 2008.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 9A(T).	CONTROLS AND PROCEDURES. - continued

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2009, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there is a material weakness due to the lack of segregation of duties.  In order to address and resolve this weakness we will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as our financial means allow.  To date, our limited financial resources have not allowed us to hire the additional personnel necessary to address this material weakness.

Additionally, as a result of management’s assessment, management has determined that there is a significant deficiency with regard to the lack of a backup process for electronic financial information.  There is no stored backup offsite or in a media safe, and as such, there are no regularly run test restorations of said financial information.  In order to address and resolve this deficiency we are currently researching the options available given our financial means to have a regularly scheduled and dependable offsite backup of our Company records.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of directors and executive officers

Our current directors and executive officers are as follows:

NAME	AGE	POSITION
James C. Katzaroff	52	CEO and Chairman
L. Bruce Jolliff	60	Chief Financial Officer
Carlton Cadwell	65	Director
Michael Korenko	64	Director

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified.  Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

James C. Katzaroff, the Chief Executive Officer and Chairman of the Board is the founder of Advanced Medical Isotope Corporation.  Initially a financial consultant with Wall Street firms Bateman Eichler, Smith Barney and EF Hutton, Mr. Katzaroff has been responsible for senior-level corporate strategy, fostering investment banking relationships, and served as a senior financial advisor for numerous start-ups and development-stage companies.  From 1998 to 2001, Mr. Katzaroff held senior positions including Chief Financial Officer, Senior Vice President of Finance, Senior Vice President, and Corporate Secretary of Telemac Corporation, an international communications company active in the wireless telephony market.  In 2001 he became Chairman and CEO of Apogee Biometrics, and in 2004 became President of Manakoa Services Corporation, currently serving as its interim CEO.  He holds a Bachelor’s Degree in Business Economics from the University of California, Santa Barbara, and has completed advanced management courses at the University of Washington.

Leonard Bruce Jolliff, the Chief Financial Office, joined Advanced Medical Isotope Corporation as chief financial officer in 2006.  For nine years prior to joining the Company, Mr. Jolliff was a sole practitioner in the role of CFO for Hire and as a Forensic Accountant, working with companies ranging from Fortune 500 to small family operations.  Mr. Jolliff is a CPA and a member of the Washington Society of CPAs.  He is also a CFE and a member of the Association of Certified Fraud Examiners.  Mr. Jolliff has held CFO and Controller positions in an array of industries and has worked as a CPA in public practice.

Carl Cadwell, a Director, joined Advanced Medical Isotope Corporation as a director in 2006.  Dr. Cadwell brings over 30 years of experience in business management, strategic planning, and implementation.  He co-founded Cadwell Laboratories, Inc. in 1979 and has served as its President since its inception.  Cadwell Laboratories, Inc. is a major provider of neurodiagnostic medical devices and is the parent company of QuickMed, Inc., an electronic medical records company.  After receiving his bachelor’s degree from the University of Oregon in 1966 and a doctoral degree from the University of Washington in 1970, he began his career serving in the United States Army as a dentist for 3 years.  From 1973 to 1980, Dr. Cadwell practiced dentistry in private practice and started several businesses.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - continued

Identification of directors and executive officers - continued

Dr. Michael Korenko, a Director, has for the past three years performed as the Business Development Manager for the Curtiss-Wright Electro-Mechanical Corporation.  His responsibilities have been for the business development, technology transfer, joint ventures, teaming agreements and acquisitions in the Western United States and Canada. Previously Dr. Korenko, for five years, was the Chief Operating Officer for Curtiss-Wright Electro-Mechanical Corporation.  His responsibilities were for internal operations of a $190 million engineering/manufacturing business in the utility and defense business sectors.  Dr. Korenko was the Westinghouse Vice President in charge of the 300 and 400 areas, including the Fast Flux Testing Facility (FFTF) and all the engineering, safety analysis, and projects for the Hanford site.  He was also the Executive Vice President of Closure for Safe Sites of Colorado at Rocky Flats.  Dr. Korenko has a Doctor of Science from MIT, was a NATO Postdoctoral Fellow at Oxford University, and was selected as a White House Fellow for the Department of Defense, reporting to Secretary Cap Weinberger. Mike Korenko currently is the author of 28 patents and has received many awards, including the National Energy Resources Organization Research and Development Award, the U.S. Steelworkers Award for Excellence in Promoting Safety, and the Westinghouse Total Quality Award for Performance Manager of the Year.  Most relevant to Advanced Medical Isotope Corporation, Dr. Korenko is the co-inventor with Advanced Medical Isotope Corporation Chief Science Officer Dr. Robert Schenter, of a patent-pending process converting nuclear waste into medical isotopes.

Identification of Significant Employees

Fu-Min Su, Ph.D., Chief Radiochemist, was appointed as Advanced Medical Isotope Corporation’s Chief Radio-Chemist and Radiation Safety Officer in 2007.  With over 20 years experience in medical isotope R&D and manufacture, Dr. Su is also knowledgeable in the area of coordinating and conducting clinical trials.  He has worked as a senior scientist for a several bio-technology firms, including NeoRx Corporation from 1987 through 1998, Nycomed-Amersham Imaging in 1999, Bristol-Myers Squibb from 2000 to 2006, and Cellectar, LLC in 2007, during which time he developed various radiopharmaceuticals, isotope production methods and generator systems.  Dr. Su has authored a number of scientific papers, and has written numerous abstracts for the Journal of Nuclear Medicine.  He also holds several patents relating to radionuclide production and preparation.  Dr. Su received his Ph.D. from the University of Washington.

Family Relationships

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)           any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)           any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)           being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading  Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - continued

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC.  Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2009, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have three directors.  We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of three directors, two of which are outside independent directors, and as of the date hereof we have not established an audit committee.  Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

Our board of directors has determined that none of them qualify as an “audit committee financial expert”, as defined by the rules of the SEC.  We intend to appoint such persons to the Board of Directors and committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange. We do not currently have any independent directors.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2009 and 2008 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Total ($)
James C. Katzaroff,	2009	$113,150	$0		$0	$0	$113,150
CEO and Chairman	2008	$192,109	$0		$0	$50,819	$242,928

William J. Stokes,	2008	$40,000	$8,500		$0	$0	$48,500
President (1)

L. Bruce Jolliff,	2009	$130,000	$0		$0	$0	130,000
CFO (2)	2008	$139,267	$25,000	$		$25,409	$189,676

Fu-Min Su,	2009	$90,000	$5,000		$19,500	$0	$114,500
Chief Radiochemist	2008(3)	$74,615	$5,000		$76,750	$25,409	$181,774

(1)
Mr. Stokes did not receive the compensation required by his employment agreement.  The Board of Directors issued stock awards to Mr. Stokes in place of his salary.  Mr. Stokes resigned, effective May 21, 2009, as our President citing constraints upon his availability to continue to serve as an officer.  Pursuant to his employment agreement, we are not liable for any severance payments to Mr. Stokes.

(2)	Mr. Jolliff received an additional $1,124 and $39,267 and $30,000 to compensate him for additional duties he performed that were not contemplated in his employment contract.
(3)	Dr. Fu Min-Su’s began his employment with the Company in March 2008. As a result, he did not collect a full-year’s salary in 2008. He earned ten months of his annual salary of $90,000.

Narrative Disclosure to Summary Compensation Table

We have employment agreements with L. Bruce Jolliff and Fu-Min Su that determine the compensation paid to each of them.  We had an employment agreement with William J. Stokes during his employment with us.  Our Chief Executive Officer, James C. Katzaroff, does not have a written employment agreement and therefore no structured amount or schedule of pay so no accruals are made for his compensation.  In 2008 and 2009, he received $192,109 and $113,150, respectively, in salary.  During this period of limited liquidity for the Company the CEO has taken limited compensation.

We paid bonuses to certain employees based on their performance, our need to retain such employees and funds available.  All bonus payments were approved by our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION - continued

Narrative Disclosure to Summary Compensation Table - continued

Employment Agreement with L. Bruce Jolliff

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

Employment Agreement with Dr. Fu Min-Su

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

Outstanding Equity Awards

The following table sets forth all outstanding equity awards held by our Named Executive Officers as of the end of last fiscal year.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James C. Katzaroff	250,000	-	$0.29	1-23-2010
	100,000	-	$0.55	11-26-2011

William J. Stokes	-	-	$-	-

L. Bruce Jolliff	500,000	1,000,000	$0.50	5-16-2012
	50,000	-	$0.55	11-26-2011

Fu-Min Su	50,000	-	$0.55	11-26-2011

Narrative Disclosure to Outstanding Equity Awards

During January 2007, the Company granted James C. Katzaroff an option to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $.29 per share.  The options are fully vested and expire January 23, 2010. The quoted market price of the common stock at the time of issuance of the options was $.27 per share.

ITEM 11.	EXECUTIVE COMPENSATION - continued

Narrative Disclosure to Outstanding Equity Awards - continued

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

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors in 2009 and 2008:

	Fees Earned
	or Paid	Stock	Option
Name	in Cash ($)	Awards ($)	Awards ($)	Total ($)
Carlton Cadwell	$-	$-	$50,819	$50,819
William Root	$-	$-	$12,705	$12,705
Michael Korenko	$-	$-	$133,233	$133,233

William E. Root resigned, effective May 12, 2009.

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

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on February 28, 2010.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	James C. Katzaroff 6208 W Okanogan Avenue Kennewick, WA 99336	6,969,002	13.1%

Common Stock	Carlton Cadwell 6208 W Okanogan Avenue Kennewick, WA 99336	23,886,873	44.9%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on February 28, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on February 28, 2010, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.  Beneficial ownership of shares includes 100,000 options currently exercisable by James C. Katzaroff, and 5,060,168 options and convertible debt currently exercisable by Carlton Caldwell.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. - continued

Security ownership of Managements

The following table sets forth, as of February 28, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  As of February 28, 2010, there were 53,249,730 shares outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	James C. Katzaroff 6208 W Okanogan Avenue Kennewick, WA 99336	6,969,002	13.1%

Common Stock	L. Bruce Jolliff 6208 W Okanogan Avenue Kennewick, WA 99336	1,550,000	2.9%

Common Stock	Carlton Cadwell 6208 W Okanogan Avenue Kennewick, WA 99336	23,886,873	44.9%

Common Stock	Michael Korenko 6208 W Okanogan Avenue Kennewick, WA 99336	700,000	1.3%

	All Officers and Directors as a group (4 individuals)	33,105,875	62.2%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on February 28, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on February 28, 2010, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.  Beneficial ownership of shares includes 100,000 options currently exercisable by James C. Katzaroff, 1,550,000 options currently exercisable by L. Bruce Jolliff, 5,060,168 options and convertible debt currently exercisable by Carlton Caldwell and 700,000 options currently exercisable by Michael Korenko.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE

Potential Conflicts Of Interest

James C. Katzaroff, Chief Executive Officer and Chairman of the Board owns a substantial interest in Mirari Corporation (“Mirari”).  The Company has had business dealings with Mirari (See below).

Indebtedness from related parties

In February and March of 2009, we received $40,800 from James C. Katzaroff for funds needed to meet operating expenses.  The Company repaid the loan during 2009.  There was no interest being charged on the loan.

We had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan from James C. Katzaroff and Carlton Cadwell.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010.  There is no security held as collateral for this loan.  As of December 31, 2009, all payments were current on this shareholder loan.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $55,000 and $60,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008 were $1,500 and $3,000, respectively. These fees related to the preparation of federal income returns.

 All Other Fees

There were $7,500 and $11,000 in other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2009 and 2008, respectively.

ITEM 15.	EXHIBITS.

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The Consolidated Balance Sheet of Advanced Medical Isotope Corporation as of December 31, 2009 and 2008, the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, the Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2009 and December 31, 2008, and Statements of Cash Flows for the years ended December 31, 2009 and 2008, and together with the notes thereto and the report of HJ & Associates, LLC as required by Item 8 are included in this 2009 Annual Report on Form 10-K as Exhibit FS and is hereby incorporated by reference.

ITEM 15.	EXHIBITS. - continued

3.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference.  Exhibit numbers correspond to the numbering system in Item 601of Regulation S-K.  Exhibits 10.1 through 10.20 relate to compensatory plans incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Savage Mountain Sports Corporation dated January 11, 2000. (1)
3.2	By-Laws (1)
3.3	Articles and Certificate of Merger of HHH Entertainment Inc. and Savage Mountain Sports Corporation dated April 3, 2000. (1)
3.4	Articles and Certificate of Merger of Earth Sports Products Inc. and Savage Mountain Sports Corporation dated May 11, 2000. (1)
3.5	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation dated May 23, 2006. (1)
3.6	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006. (1)
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (1)
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000. (1)
10.3	Employment Agreement dated August 15, 2006 with William J. Stokes. (1)
10.4	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation dated September 22, 2006. (1)
10.5	Employment Agreement dated May 16, 2007 with Leonard Bruce Jolliff. (1)
10.6	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007. (1)
10.7	Employment Agreement dated January 15, 2008 with Dr. Fu-Min Su. (1)
23.1	Consent of HJ & Associates, LLC (3)
31.1	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350 (4)
FS	Advanced Medical Isotope Corporation Financial Statements for year ended December 31, 2009(4)

(1) Incorporated by reference to the Company's Registration Statement on Form 10 as filed with the SEC on November 12, 2008.
(2) Incorporated by reference to the Company's Registration Statement on Form 10/A as filed with the SEC on February 17, 2009.
(3) Incorporated by reference to the Company's Annual Report of Form 10-K as filed with the SEC on April 15, 2009.
(4) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: March 16, 2010	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer, Director and Chairman

Date: March 16, 2010	By:	/s/ L. Bruce Jolliff
Name: L. Bruce Jolliff
Title: Chief Financial Officer

Date: March 16, 2010	By:	/s/ Carlton Cadwell
Name: Carlton Cadwell
Title: Director

Date: March 16, 2010	By:	/s/ Mike Korenko
Name: Mike Korenko
Title: Director

Exhibit FS

Advanced Medical Isotope Corporation
Index to Financial Statements

Pages

Report of Independent Registered Public Accounting Firm for 2009 and 2008	F-2

Financial Statements:

Balance Sheets as of December 31, 2009 and 2008	F-3

Statements of Operations for the years ended December 31, 2009 and 2008	F-4

Statement of Shareholders’ Equity (Deficit) for the years ended December 31, 2009 and 2008	F-5

Statements of Changes in Cash Flow for the years ended December 31, 2009 and 2008	F-6 - 7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Advanced Medical Isotope Corporation
Kennewick, Washington

We have audited the accompanying consolidated balance sheets of Advanced Medical Isotope Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Medical Isotope Corporation as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management's assessment of the effectiveness of Advanced Medical Isotope Corporation's internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

/s/  HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2010

Advanced Medical Isotope Corporation
Balance Sheets

ASSETS
	December 31,	December 31,
	2009	2008

Current Assets:
Cash and cash equivalents	$37,562	$86,631
Accounts receivable	19,030	35,747
Prepaid expenses	-	3,000
Prepaid expenses paid with stock, current portion	151,432	140,579
Inventory	1,550	7,100
Total current assets	209,574	273,057

Fixed assets, net of accumulated depreciation	1,970,113	2,272,784

Other assets:
License fees, net of amortization	2,083	27,083
Patents	106,476	24,594
Prepaid expenses paid with stock, long-term portion	103,125	96,875
Deposits	158,171	155,406
Total other assets	369,855	303,958

Total assets	$2,549,542	$2,849,799

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$622,713	$580,258
Accrued interest payable	131,264	188,956
Payroll liabilities payable	20,047	9,098
Preferred stock redeemable as common	-	3,182,405
Loans from shareholder	163,275	194,599
Convertible notes payable	1,581,504	257,481
Current portion of capital lease obligations	1,839,418	352,119
Total current liabilities	4,358,221	4,764,916

Long term liabilities:
Capital lease obligations, net of current portion	-	1,786,734
Total liabilities	4,358,221	6,551,650

Shareholders’ Equity (Deficit):
Preferred stock, $.001 par value; 100,000 authorized;
0 and 95,000 shares issued and outstanding, respectively	-	95
Common stock, $.001 par value; 100,000,000 shares authorized;
52,128,817 and 36,778,612 shares issued and outstanding,
respectively	52,129	36,779
Paid in capital	15,415,998	9,546,087
Accumulated deficit	(17,276,806)	(13,284,812)
Total shareholders’ equity (deficit)	(1,808,679)	(3,701,851)

Total liabilities and shareholders’ equity (deficit)	$2,549,542	$2,849,799

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Operations

	Years ended
	December 31,
	2009	2008

Revenues	$320,363	$268,242
Cost of goods sold (exclusive of depreciation, shown separately below)	125,685	155,457
Gross profit	194,678	112,785

Operating expenses
Sales and marketing expenses	6,627	39,348
Depreciation and amortization expense	562,671	1,531,214
Impairment expense	-	903,535
Professional fees	766,861	1,281,557
Stock options granted	480,024	1,211,392
Payroll expenses	433,175	574,228
General and administrative expenses	494,969	510,813
Total operating expenses	2,744,327	6,052,087

Operating loss	(2,549,649)	(5,939,302)

Non-operating income (expense):
Interest expense	(839,627)	(219,453)
Net loss on settlement of debt	(602,718)	-
Non-operating income (expense), net	(1,442,345)	(219,453)

Loss before Income Taxes	(3,991,994)	(6,158,755)

Income Tax Provision	-	-

Net loss	(3,991,994)	$(6,158,755)

Loss per common share	$(0.08)	$(0.18)

Weighted average common shares outstanding	48,168,743	34,745,710

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Changes in Shareholders’ Equity (Deficit)

	Series A Preferred
	Stock		Common Stock		Paid in Capital	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount		Receivable	Deficit	Total

Balances at December 31, 2007	95,000	$95	31,664,631	$31,665	$6,152,861	$202,500	$(7,126,057)	$(738,936)

Common stock issued for:
Cash	-	-	2,371,533	2,371	912,909	-	-	915,280
Stock option exercised	-	-	250,000	250	72,250	-	-	72,500
Services & other	-	-	1,303,698	1,304	772,368	-	-	773,672
Loan fees on convertible debt	-	-	270,000	270	109,217	-	-	109,487

Issuance of shares in 2008
for cash received 2007	-	-	918,750	919	201,581	(202,500)	-	-
Stock offering costs	-	-	-	-	(233,721)	-	-	(233,721)
Vesting of stock options	-	-	-	-	1,211,392	-	-	1,211,392
Intrinsic value of convertible
debt issued	-	-	-	-	347,230	-	-	347,230
Net Loss	-	-	-	-	-	-	(6,158,755)	(6,158,755)

Balances at December 31, 2008	95,000	95	36,778,612	36,779	9,546,087	-	(13,284,812)	(3,701,851)

Common stock issued for:
Cash	-	-	2,396,920	2,397	452,803	-	-	455,200
Services & other	-	-	1,629,583	1,629	541,738	-	-	543,367
Loan fees on convertible debt	-	-	466,560	467	157,379	-	-	157,846

Convert 95,000 convertible
preferred shares ($.351
per share)	(95,000)	(95)	10,857,142	10,857	3,800,095	-	-	3,810,857
Stock options granted for
payables	-	-	-	-	237,000	-	-	237,000
Intrinsic value of convertible
debt issued	-	-	-	-	200,872	-	-	200,872
Vesting of stock options	-	-	-	-	480,024	-	-	480,024
Net loss	-	-	-	-	-	-	(3,991,994)	(3,991,994)

Balances at December 31, 2009	-	$-	52,128,817	$52,129	$15,415,998	$-	$(17,276,806)	$(1,808,679)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow

	Year ended	Year ended
	December 31, 2009	December 31, 2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(3,991,994)	$(6,158,755)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	537,671	288,256
Amortization of licenses and intangible assets	25,000	1,242,958
Amortization of convertible debt discount	526,341	39,198
Amortization of prepaid expenses paid with stock	148,397	208,609
Impairment of intangible assets	-	903,535
Common stock issued for services	182,150	347,422
Stock options issued for services	480,024	1,211,392
Stock issued for repairs and maintenance	-	7,875
Net loss on settlement of debt	602,718	-
Changes in operating assets and liabilities:
Accounts receivable	16,717	(23,747)
Inventory	5,549	21,300
Prepaid expenses	3,000	(3,000)
Deposits	-	(149,478)
Accounts payable	316,114	326,530
Payroll liabilities	10,949	(36,065)
Stock based consulting fees payable	10,400	212,644
Accrued interest	113,936	17,328

Net cash used by operating activities	(1,013,028)	(1,543,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire equipment	(235,000)	(1,685,996)
Cash used to acquire patents	(81,882)	(24,594)
Net cash used in investing activities	(316,882)	(1,710,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from bank line of credit	-	179,000
Payments on line of credit	-	(219,908)
Proceeds from Washington Trust debt	-	199,908
Payments on Washington Trust debt	(31,324)	(5,309)
Proceeds from capital lease	-	1,748,142
Principal payments on capital lease	(299,435)	(277,902)
Proceeds from convertible note	1,156,400	675,000
Proceeds from officers related party debt	40,800	48,000
Payments on officers related party debt	(40,800)	(48,000)
Proceeds from cash sales of common shares	455,200	915,280
Proceeds from exercise of options and warrants	-	72,500
Proceeds from subscription shares payable	-	-
Net cash provided by financing activities	$1,280,841	$3,286,711

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow (continued)

Statements of Cash Flow – continued

Net increase (decrease) in cash and cash equivalents	$(49,069)	$32,123
Cash and cash equivalents, beginning of period	86,631	54,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,562	$86,631

Supplemental disclosures of cash flow information:
Cash paid for interest	$211,167	$25,772
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 1:                      BASIS OF PRESENTATION

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

We anticipate a requirement of $1 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $37,562 cash on hand which means there will be an anticipated shortfall of nearly the full $15 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 1:                      NATURE OF ORGANIZATION - continued

Going Concern - continued

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

Development Stage Company

The Company has been considered a Development Stage Company. As a result of operations and revenues during 2009, the Company has fully commenced its planned operations, generated significant revenues, and is no longer considered a Development Stage Company.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2009, the Company has experienced no bad debt write offs from operations.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fixed Assets - continued

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

License Fees

License fees resulted from the acquisition of a patent license, for the production of Actinium 225, from a related individual for common stock valued, at the time of acquisition, at $75,000, and from the result of the acquisition of a patent license, for a Nutron Generator, from Neu-Hope Technologies for preferred stock valued, at the time of acquisition, at $3,040,000, discounted for 4.25% incremental borrowing rate to $2,897,625. License fees are stated at cost, less accumulated amortization. Amortization of license fees is computed using the straight-line method over the estimated economic useful life of the assets.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

License Fees - continued

The Company periodically reviews the carrying values of patents and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value. In accordance with this policy, management concluded the patent license for the Nutron Generator was no longer of value to the Company. This decision resulted in the Company writing off the net unamortized portion balance of $643,917 in 2008.

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $25,000 and $990,875 for the years ended December 31, 2009 and 2008, respectively. Based on the license fees recorded at December 31, 2009, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $2,083, will be fully amortized during the year ending December 31, 2010.

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

An impairment loss must be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used.

The Company periodically reviews the net carrying values of intangible assets and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value. In accordance with this policy, management concluded the intangible assets acquired from Isonics were no longer of value to the Company. This decision resulted in the Company writing off the total net unamortized portion balance of $259,618 in 2008.

Amortization was computed using the straight-line method over the following estimated useful lives:

Intellectual property	3 years
Contracts and agreements	3 years
Customer lists	2 years

Amortization of intangible assets was $0 and $252,083 for the years ended December 31, 2009 and 2008, respectively. All intangible assets were fully written off as of December 31, 2008 and so no further amortization of intangible assets will be recognized from these assets in ensuing years.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Patents

Patent filing costs totaling $24,594 were capitalized at December 31, 2008 and another $81,882 were capitalized during the twelve months ended 2009; resulting in a total $106,476 of capitalized patents at December 31, 2009.  The patents are pending and are being developed, as such, they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the first half of fiscal year ended December 31, 2008 was derived solely from the sales of Oxygen 18, which is used in the production of medical isotopes. In July 2008 the Company also began recognizing revenue from the production of Floride 18 produced with the Linear Accelerator. Revenue for the fiscal year ended December 31, 2009 consisted of both the sales of Oxygen 18 and Floride 18. The Company recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

Net Loss Per Share

The Company accounts for its income (loss) per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings/loss per share is computed by dividing income (loss) available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2009 and 2008 are as follows:

	2009	2008

Convertible debt	5,150,333	1,269,541
Preferred stock	-	7,577,381
Common stock options	5,049,327	5,609,021

Total potential dilutive securities	10,199,660	14,455,943

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

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

The Company incurred $67,006 and $90,150 research and development costs for the years ended December 31, 2009 and 2008 respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the years ended December 31, 2009 and 2008.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

To address accounting for uncertainty in tax positions, the Company clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company also provides guidance on de-recognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2009 and 2008.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2009 and 2008.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the years ended December 31, 2009 and 2008, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-Based Compensation

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete.  The Company recognizes the fair value of the equity instruments issued that result in an asset or expense being recorded by the company, in the same period(s) and in the same manner, as if the Company has paid cash for the goods or services.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification ™ (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company‘s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added no additional required disclosure relative to the date through which subsequent events have been evaluated. For the Company, this standard was effective beginning April 1, 2009.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements For the Company this ASU was effective October 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or financial condition.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Production equipment	$2,113,218	$2,113,218
Production equipment, not in use	235,000	-
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	20,128	20,128
	2,818,353	2,583,353
Less accumulated depreciation	(848,240)	(310,569)
	$1,970,113	$2,272,784

Accumulated depreciation related to fixed assets is as follows:

	December 31, 2009	December 31, 2008
Production equipment	$675,403	$252,759
Production equipment, not in use	-	-
Building	164,119	54,707
Leasehold improvements	7,411	2,543
Office equipment	1,307	560
	$848,240	$310,569

Depreciation expense for the above fixed assets for the years ended December 31, 2009 and 2008, respectively, was $537,671 and $288,256.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Intellectual property	$-	$250,750
Contracts and agreements	-	213,000
Customer lists	-	195,000
License Fee	75,000	2,972,625
Patents	106,476	24,594
	181,476	3,655,969
Less accumulated amortization	(72,917)	(2,700,757)
Less Impairment Expense	-	(903,535)
Intangible assets net of accumulated amortization	$108,559	$51,677

Amortization expense for the above intangible assets for the years ended December 31, 2009 and 2008, respectively, was $25,000 and $1,242,958.

NOTE 5:                      RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time it was paid off and replaced with a loan from two of the major shareholders. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009 at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2010. There is no security held as collateral for this loan. As of December 31, 2009, the balance was $163,275 and all payments were current on this shareholder loan.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 5:                      RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the years ended December 31, 2009 and 2008 the Company incurred rent expenses for this facility totaling $46,872 and $43,400, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the years ended December 31, 2009 and 2008 the Company amortized $37,500 and $37,500 of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew, but in no event will the lease extend beyond May 31, 2010. The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month. During the years ended December 31, 2009 and 2008 the Company incurred rent expenses for this facility totaling $56,076 and $31,708, respectively. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month.

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of December 31, 2009, are as follows:

	Production	Corporate
	Facility	Offices	Total
Twelve months ended December 31, 2010	$50,622	$13,665	$64,287
Twelve months ended December 31, 2011	54,671	-	54,671
Twelve months ended December 31, 2012	33,332	-	33,332
Twelve months ended December 31, 2013	-	-	-

Total	$138,625	$13,665	$152,290

Rental expense for the years ended December 31, 2009 and 2008 consisted of the following:

	Year ended December 31, 2009	Year ended December 31, 2008

Office and warehouse lease effective August 1, 2007
Monthly rental payments	$46,872	$43,400
Rental expense in the form of stock issuance	49,125	37,500
Corporate office	56,076	31,708
Cyclotron storage	27,900	-
Total Rental Expense	$179,973	$112,608

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

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

The Company periodically reviews the net carrying values of intangible assets and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value. In accordance with this policy, management concluded the intangible assets acquired from Isonics were no longer of value to the Company. This decision resulted in the Company writing off the total net unamortized portion balance of $259,618 in 2008.

Amortization of these items was $0 and $252,083 for the years ended December 31, 2009 and 2008, respectively. All intangible assets were fully written off as of December 31, 2008 and so no further amortization of intangible assets will be recognized from these assets in ensuing years.

Depreciation of the equipment was $38,250 and $38,250 for the years ended December 31, 2009 and 2008, respectively. Based on the value of these items recorded at December 31, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each year ending December 31 is expected to be as follows: $38,250 for 2010, $38,250 for 2011, and $15,938 for 2012.

NOTE 7:                      COMMITMENTS AND CONTINGENCIES

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 7:                      COMMITMENTS AND CONTINGENCIES - continued

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

•	Royalties equal to the greater of three percent of the Selling Price of each Licensed Product Licensee sells or the maintenance fee according to the following schedule:

2008	$10,000	(not yet paid)
2009	15,000	(not yet paid)
2010	15,000
2011	45,000
2012 and each year thereafter	60,000
	$145,000

The Company entered into an agreement effective January 22, 2009 for a two year project to develop and bring to market an innovative compact-systems technology for producing critically needed medical isotopes. The Company is to contribute $760,000 in the form of services to this project. To date, no services have been performed.

NOTE 8:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond December 31, 2009. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid Expenses are expected to mature as follows:

For the twelve month period ending December 31, 2010	$151,432
For the twelve month period ending December 31, 2011	81,250
For the twelve month period ending December 31, 2012	21,875
For the twelve month period ending December 31, 2013	-
$254,557

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 9:                      CAPITAL LEASE OBLIGATIONS

During September 2007, the Company obtained two Master Lease Agreements for $1,875,000 and $631,000, with interest on both leases accruing at 8.6% annually, secured by equipment and personal guarantee of two of the major shareholders. These long-term agreements shall be deemed Capital Lease Obligations for purposes of financial statement reporting. The purpose of the lease is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $933,888. Advances made by the Lessor for the benefit of the Company, less payments, total $1,839,418 as of December 31, 2009.

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

	Capital Lease Obligation
	PET Isotope Production System	Ancillary Equipment	Total
Total lease commitment	$1,875,000	$933,888	$2,808,888
Advances made for purchases	$1,511,268	$933,888	$2,445,156
Principal portion of payments	332,462	273,276	605,738
Net balance of advances payable	$1,178,806	$660,612	$1,839,418
Add factor to arrive at total future minimum lease payments	261,929	89,281	351,210
Total future minimum lease payments	1,440,735	749,893	2,190,628
Less amount representing interest	261,929	89,281	351,210
Present value of net minimum lease payments	1,178,806	660,612	1,839,418
Amounts due within one year	1,178,806	660,612	1,836,418
Amounts due after one year	$-	$-	$-

The lease requires the Company to maintain a minimum debt service coverage ratio of 1:1 measured at fiscal year- end; non compliance with this provision shall constitute a default and guarantors must contribute capital sufficient to fund any deficit in the debt service coverage ratio.

The definition of debt service coverage ratio is EBITDA (earnings before interest, taxes, depreciation and amortization), minus cash taxes, minus unfunded capital expenditures, plus capital injections, divided by (interest plus current portion of long-term debt). According to the debt service coverage ratio computation, at December 31, 2009 and 2008 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 9:                      CAPITAL LEASE OBLIGATIONS - continued

The Company’s actual results of the minimum debt service ratio calculation for the years December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Net loss	$(3,991,994)	$(6,158,755)
Add (subtract)
Interest	839,628	219,453
Depreciation and amortization	562,671	1,531,214
Unfunded capital expenditures	-	(72,485)
Capital injections	1,664,100	(1,838,188)
	$(925,595)	$(6,318,761)
Interest plus current portion of long-term debt	1,222,988	571,572
Debt service coverage ratio	$(.76)	$(11.06)

Principal maturities on the amount of the capital lease obligations advanced through December 31, 2009 are due as follows:

Year ended December 31,	Production Facility	Ancillary Equipment
2010	$1,178,806	$660,612
2011	-	-
2012	-	-
2013	-	-
2014	-	-
Thereafter	-	-
	$1,178,806	$660,612

The capital lease obligation is the only Company debt that contains covenants.

The Company was in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor. The Company was in default on the capital lease obligation as of December 31, 2009 due to failure to maintain the minimum debt service coverage ratio identified in the Lease.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 10:                    INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carryover	$4,363,957	$4,133,788
Related party accrued interest	32,533	-
Deferred tax liabilities:
Depreciation	(362,550)	(683,007)
Valuation allowance	(4,033,940)	(3,450,781)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	December 31,
	2009	2008
Book income	$(1,556,878)	$(2,401,914)
Depreciation	98,113	(498,618)
Meals and entertainment	1,224	3,595
Stock for services	132,969	285,158
Options expense	187,209	472,443
Related party interest	31,924	-
Loss on settlement of debt	242,314	-
Non-cash interest expense	245,100	-
Officers life insurance	-	2,094
Gain/loss on disposal	-	(693,666)
Valuation allowance	618,025	2,830,908
	$-	$-

At Dec. 31, 2009, the Company had net operating loss carryforwards of approximately $11,189,633 that may be offset against future taxable income from the year 2010 through 2030.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 10:                    INCOME TAXES - continued

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Washington. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE 11:                    STOCKHOLDERS’ EQUITY

Common Stock Sale

The Company, in 2008, issued 918,750 shares of its $.001 par value common stock to shareholders for common stock subscriptions of $202,500 received in 2007.

The Company issued 2,371,533 shares of common stock for cash during 2008. The price per share ranged from $.30 to $.40 per share. The Company also granted 2,075,700 warrants in conjunction with these stock for cash issuances, with an exercise price of $1.05 and an exercise period of one year.

The Company issued 250,000 shares of common stock for cash during 2008 for options exercised at $.29 per share.

The Company issued 2,396,920 shares of common stock for cash during 2009. The price per share ranged from $.15 to $.58 per share. The Company also granted 2,669,327 warrants in conjunction with these stock for cash issuances, with an exercise price ranging from $.15 to $.87 and an exercise period ranging from one to two years.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Preferred Stock - continued

The Company issued 95,000 shares of preferred stock in September, 2006 to Utek Corporation for the Company’s purchase of technology from Utek. A board member of the Company acquired the 95,000 shares of the Company’s Series A Preferred Stock from Utek in February 2009.  In March 2009 the board member converted the 95,000 shares of the Company’s Series A Preferred Stock and the related accrued interest into 10,857,142 shares of the Company’s common stock. The value of the transaction totaled $3,810,857 based on common stock’s average closing price for the ten trading days before the date of conversion of $0.351 per share.  The Company’s Preferred Stock Redeemable as Common liability was reduced by $3,182,405, accrued interest was reduced by $171,628, preferred stock was reduced by $95, and a loss on settlement of debt of $456,823 has been recognized in the accompanying financial statements for the twelve months ended December 31, 2009.

Common Stock Issued for Services and Other

In 2008, the company issued 1,303,698 shares of common stock with a total fair market value of $773,672. The fair market value of the shares issued ranged from $0.17 to $0.78. The shares were issued for $347,422 in services. $233,721 in stock offering costs, $45,250 in prepaid expenses, $117,344 in stock based consulting fees, $22,060 in accounts payable, and $7,875 in repairs and maintenance.

In 2009, the company issued 1,629,583 shares of common stock with a total fair market value of $543,367. The fair market value of the shares issued ranged from $0.27 to $0.43. The shares were issued for $182,150 in services, $165,500 in prepaid expenses, $58,750 in stock based consulting fees, $129,973 in accounts payable and $6,994 in loss on settlement of debt.

Common Stock Issued for Convertible Debt

The Company issued 100,000 shares of its common stock in exchange for $250,000 convertible note in 2008. The value of the $250,000 debt plus the $.70 fair market value of the 100,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $250,000 debt and the value of the 100,000 shares. This computation resulted in an allocation of $195,313 toward the debt and $54,688 to the shares. The $54,688 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $36,459 and $18,229 has been recognized in the accompanying financial statements for the year ended December 31, 2009 and 2008. The note expired September 4, 2009, is currently in default, and the Company recognized $8,333 interest expense for the period from September 4 through December 31, 2009 in the accompanying financial statements for the year ended December 31, 2009.

The Company issued 20,000 shares of its common stock in exchange for $50,000 convertible note in 2008. The value of the $50,000 debt plus the $.53 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. This computation resulted in an allocation of $16,258 toward the debt and $8,746 to the shares and $24,996 to the beneficial conversion feature. The $8,746 value of the shares and the $24,996 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $28,118 and $5,624 has been recognized in the accompanying financial statements for the years ended December 31, 2009 and 2008. The note expired October 27, 2009, is currently in default, and the Company recognized $833 interest expense for the period from October 27 through December 31, 2009 in the accompanying financial statements for the year ended December 31, 2009.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued a convertible promissory note in the amount of $375,000 with interest payable at 10% per annum in 2008. The Note matures on December 16, 2009 (the "Maturity Date"). The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. Interest on the Note is payable every six months until the Note is paid in full. Additionally, in connection with the convertible note, 150,000 shares of the Company’s common stock were issued to the note holder.  At the option of the holder, the note is convertible, in whole or in part, into the Company’s common stock by taking the principal to be converted and dividing it by fifty percent of the volume-weighted average trading price of the Company’s common stock for the 10 consecutive trading days immediately preceding the date of conversion. The note is convertible at any time.

The embedded conversion feature within the convertible promissory note was assessed to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.

The company believes that the embedded derivative instrument shall not be separated from the host contract and accounted for as a derivative instrument because the criteria for that treatment has not been met as the Company’s stock is not considered to be readily convertible to cash. Per the agreement the Company is required to deliver shares of its common stock and there is no mechanism outside the contract that facilitates that. Therefore the company concluded that conversion feature should not be bifurcated from the host instrument.

The Company allocated the proceeds to the shares issued and the debt and then calculated a beneficial conversion feature.  The company performed these calculations which resulted in a beneficial conversion feature with an intrinsic value of $322,234.  The 150,000 shares of common stock were valued at $46,053 and the debt was recorded at $6,713. Because the debt is immediately convertible, the value of the beneficial conversion feature is calculated as if converted on the commitment date.  The $322,234 allocated to the beneficial conversion feature along with the $46,053 allocated to the 150,000 shares of common stock is being accreted to interest expense over the twelve month life of the debt. Interest expense of $352,942 and $15,345 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $375,000 and $22,058 in the accompanying financial statements as of December 31, 2009 and 2008. The note expired December 16, 2009, was extended by the note holder for another year until December 16, 2010, and the Company recognized $1,562 interest expense for the period from December 16 through December 31, 2009 in the accompanying financial statements for the year ended December 31, 2009.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2009. The Note matures in March of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.31 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $20,105 has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in 2009. The Note matures in April of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share.  The value of the $50,000 debt plus the $0.31 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $31,268 toward the debt and $6,140 to the shares and $12,592 to the beneficial conversion feature.  The $6,140 value of the shares and the $12,592 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $12,488 has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in 2009. The Note matures in May of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share.  The value of the $50,000 debt plus the $0.21 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $46,125 toward the debt and $3,875 to the shares and resulted in no beneficial conversion feature.  The $3,875 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $2,342 has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009.

The Company issued 110,000 shares of its common stock and a convertible promissory note in the amount of $275,000 with interest payable at 10% per annum in 2009. The Note matures in June of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.27 per share. The value of the $275,000 debt plus the $0.21 fair market value of the 110,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $275,000 debt and the value of the 110,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $253,690 toward the debt and $21,310 to the shares and resulted in no beneficial conversion feature.  The $21,310 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $11,986 has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009.

The Company issued 90,560 shares of its common stock and a convertible promissory note in the amount of $226,400 with interest payable at 10% per annum in 2009. The Note matures in September of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share. The value of the $226,400 debt plus the $0.39 fair market value of the 90,560 shares at the date of the agreement was prorated to arrive at the allocation of the original $226,400 debt and the value of the 90,560 shares and the beneficial conversion feature.  The computation resulted in an allocation of $106,870 toward the debt and $30,552 to the shares and $88,978 to the beneficial conversion feature.  The $30,552 value of the shares and the $88,978 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $39,844 has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 66,000 shares of its common stock and a convertible promissory note in the amount of $155,000 with interest payable at 10% per annum in 2009. The Note matures in October of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.51 per share. The value of the $155,000 debt plus the $0.51 fair market value of the 66,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $155,000 debt and the value of the 66,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $99,690 toward the debt and $27,655 to the shares and $27,655 to the beneficial conversion feature.  The $27,655 value of the shares and the $27,655 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $11,520 has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009.

The Company issued 80,000 shares of its common stock and a convertible promissory note in the amount of $200,000 with interest payable at 10% per annum in 2009. The Note matures in November of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $200,000 debt plus the $0.59 fair market value of the 80,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $200,000 debt and the value of the 80,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $123,624 toward the debt and $38,188 to the shares and $38,188 to the beneficial conversion feature.  The $38,188 value of the shares and the $38,188 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $8,150 has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2009. The Note matures in December of 2010. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $100,000 debt plus the $0.59 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $61,812 toward the debt and $19,094 to the shares and $19,094 to the beneficial conversion feature.  The $19,094 value of the shares and the $19,094 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,387 has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Options - continued

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.05%
Dividend yield	0%
Volatility factor	312.5%
Weighted average expected life	1 year

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

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.48%
Dividend yield	0%
Volatility factor	257.3%
Weighted average expected life	5 years

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

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.49%
Dividend yield	0%
Volatility factor	257.5%
Weighted average expected life	5 years

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Options - continued

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.87%
Dividend yield	0%
Volatility factor	337.6%
Weighted average expected life	3 year

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

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51%
Dividend yield	0%
Volatility factor	337.20%
Weighted average expected life	3 year

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

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51%
Dividend yield	0%
Volatility factor	337.2%
Weighted average expected life	3 years

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Options - continued

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51%
Dividend yield	0%
Volatility factor	337.2%
Weighted average expected life	3 years

During February 2009, the Company granted three consultants options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $.50 per share. The options are fully vested and expire February 5, 2012. The quoted market price of the common stock at the time of issuance of the options was $.49 per share. The fair value of the options totaled $230,000 using the Black-Scholes option pricing model.  The Company’s accounts payable was reduced by $79,500 and a loss on settlement of debt of $150,500 has been recognized in the accompanying financial statements for the nine months ended September 30, 2009.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.37%
Dividend yield	0%
Volatility factor	211.2%
Weighted average expected life	3 years

During May 2009, the Company granted a board member options to purchase 200,000 shares of the Company’s common stock, at an exercise price of $.26 per share. The options are fully vested and expire May 8, 2012. The quoted market price of the common stock at the time of issuance of the options was $.26 per share. The fair value of the options totaled $36,000 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.39%
Dividend yield	0%
Volatility factor	120.2%
Weighted average expected life	3 years

During August 2009, the Company granted a board member options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $.27 per share. The options are fully vested and expire August 6, 2012. The quoted market price of the common stock at the time of issuance of the options was $.27 per share. The fair value of the options totaled $95,000 using the Black-Scholes option pricing model.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Options - continued

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.65%
Dividend yield	0%
Volatility factor	98.3%
Weighted average expected life	3 years

During December 2009, the Company granted a consultant options to purchase 50,000 shares of the Company’s common stock, at an exercise price of $.43 per share. The options are fully vested and expire December 30, 2010. The quoted market price of the common stock at the time of issuance of the options was $.43 per share. The fair value of the options totaled $7,000 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.37%
Dividend yield	0%
Volatility factor	81.9%
Weighted average expected life	1 year

The following schedule summarizes the changes in the Company’s stock option plan:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2007	5,197,400	$0.15-1.05	2.03 years	$402,320	$0.56

Options granted	3,516,386	0.17-1.05	1.50 years	91,953	0.93
Options exercised	(379,765)	0.17-0.29	3.0 years	(72,244)	0.25
Options expired	(2,725,000)	0.15-1.05	1.09 years	0.00	0.69

Balance at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$422,029	$0.75

Options granted	2,644,327	0.15-0.87	1.54 years	165,000	0.33
Options exercised	-	-	-	-	-
Options expired	(3,204,021)	0.17-1.05	-	(87,029)	0.95

Balance at December 31, 2009	5,049,327	$0.15-0.87	1.72 years	$500,000	$0.4

Exercisable at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$422,029	$0.75

Exercisable at December 31, 2009	5,049,327	$0.15-0.87	1.72 years	$500,000	$0.40

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 12:                    CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company’s accounts receivable result from credit sales to customers. The Company had one and four customers whose sales were greater than 10% for the years ended December 31, 2009 and December 31, 2008, respectively. These customers represented 70.0% and 72.2% of the Company’s total revenues for the years ended December 31, 2009 and December 31, 2008, respectively. Those same customers accounted for 73% and 100% of the Company’s net accounts receivable balance at December 31, 2009 and December 31, 2008, respectively.

Sales to the Company’s one customer whose sales were greater than 10% for the year ended December 31, 2009 totaled 70% of total revenues in 2009. Sales to the Company’s four customers whose sales were greater than 10% for the year ended December 31, 2008 totaled 28.5%, 17.9%, 14.2%, and 11.6% of total revenues in 2008.

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

NOTE 13:                    SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2009, the Company had the following non-cash investing and financing activities:.

•	Increased prepaid expenses by $165,500 and increased paid in capital by $164,950 and increased common stock by $550.

•
Decreased Accrued Interest Payable by $171,628 and decreased Preferred Stock Redeemable by $3,182,405 and decreased Preferred Stock by $95 and increased Paid In Capital by $3,800,095 and increased Common Stock by $10,857 and increased loss on settlement of debt by $456,824.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

NOTE 13:                    SUPPLEMENTAL CASH FLOW INFORMATION - continued

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

NOTE 14:                    SUBSEQUENT EVENTS

In January 2010 the Company sold 25,000 common stock shares at $.58 per share.

In January 2010 the Company received $100,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $.50 per share. In addition the Company issued the note holder 40,000 shares of its common stock as a loan origination fee.

In January 2010 the Company sold 41,667 common stock shares at $.48 per share.

In January 2010 the Company sold 250,000 common stock shares at $.29 per share to the Company’s CEO as an exercise of options issued January 2007, expiring January 2010.

In January 2010 the Company sold 15,625 common stock shares at $.48 per share.

In February 2010 the Company sold 8,620 common stock shares at $.58 per share.

In February 2010 the Company issued 700,000 shares of its common stock valued at $.50 per share on the date of issuance, in exchange for business consulting services.

In February 2010 the Company received $100,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $.50 per share. In addition the Company issued the note holder 40,000 shares of its common stock as a loan origination fee.