Form 10-Q
period 2010-03-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2010-05-10
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 0-53497

 (Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of May 7, 2010 was 53,503,679.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Balance Sheets
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$52,832	$37,562
Accounts receivable	20,419	19,030
Prepaid expenses	5,112	-
Prepaid expenses paid with stock, current portion	147,147	151,432
Inventory	2,200	1,550
Total current assets	227,710	209,574

Fixed assets, net of accumulated depreciation	1,835,695	1,970,113

Other assets:
License fees, net of amortization	-	2,083
Patents	114,464	106,476
Prepaid expenses paid with stock, long-term portion	75,000	103,125
Deposits	155,406	158,171
Total other assets	344,870	369,855
Total assets	$2,408,275	$2,549,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$679,988	$622,713
Accrued interest payable	177,563	131,264
Payroll liabilities payable	22,847	20,047
Loans from shareholder	154,319	163,275
Convertible notes payable	1,992,054	1,581,504
Current portion of capital lease obligations	1,752,585	1,839,418
Total current liabilities	4,779,356	4,358,221

Long term liabilities:
Capital lease obligations, net of current portion	-	-
Total liabilities	4,779,356	4,358,221

Shareholders’ Equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized;
53,339,729 and 52,128,817 shares issued and outstanding,
respectively	53,340	52,129
Paid in capital	16,084,895	15,415,998
Accumulated deficit	(18,509,316)	(17,276,806)
Total shareholders’ equity (deficit)	(2,371,081)	(1,808,679)
Total liabilities and shareholders’ equity (deficit)	$2,408,275	$2,549,542

The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
Statements of Operations
(unaudited)

	Three months ended
	March 31,
	2010	2009

Revenues	$64,470	$60,975
Cost of goods sold	15,462	21,836
Gross profit	49,008	39,139

Operating expenses
Sales and marketing expenses	11,321	165
Depreciation and amortization	136,501	140,668
Professional fees	479,131	169,687
Stock options granted	87,256	87,236
Payroll expenses	223,549	100,129
General and administrative expenses	152,462	112,939
Total operating expenses	1,090,220	610,824
Operating loss	(1,041,212)	(571,685)

Non-operating income (expense):
Interest expense	(191,298)	(181,870)
Loss on settlement of debt	-	(606,944)
Non-operating income (expense), net	(191,298)	(788,814)

Loss before Income Taxes	(1,232,510)	(1,360,499)

Income Tax Provision	-	-

Net loss	$(1,232,510)	$(1,360,499)

Loss per common share	$(0.02)	$(0.03)

Weighted average common shares
outstanding	52,874,228	39,334,865

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2009	52,128,817	$52,129	$15,415,998	$(17,276,806)	$(1,808,679)

Common stock issued for:
Cash	90,912	91	46,909	-	47,000
Stock options exercised	250,000	250	72,250	-	72,500
Services	700,000	700	349,300	-	350,000
Loan fees on convertible debt	170,000	170	62,506	-	62,676
Intrinsic value of convertible debt issued	-	-	50,676	-	50,676
Vesting of stock options	-	-	87,256	-	87,256
Net loss	-	-	-	(1,232,510)	(1,232,510)
Balances at March 31, 2010	53,339,729	$53,340	$16,084,895	$(18,509,316)	$(2,371,081)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
(A Development Stage Company)
Statements of Cash Flow
(unaudited)

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,232,510)	$(1,360,499)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	134,418	134,418
Amortization of licenses and intangible assets	2,083	6,250
Amortization of convertible debt discount	98,902	115,238
Amortization of prepaid expenses paid with stock	32,410	75,985
Common stock issued for services	350,000	33,600
Stock options issued for services	87,256	87,236
Loss on settlement of debt	-	606,944
Changes in operating assets and liabilities:
Accounts receivable	(1,389)	23,147
Inventory	(650)	6,212
Prepaid expenses	(5,112)	(1,042)
Deposits	2,765	(25,000)
Accounts payable	47,525	144,789
Payroll liabilities	2,800	(3,198)
Stock based consulting fees payable	9,750	(30,850)
Accrued interest	46,299	18,090
Net cash used by operating activities	(425,453)	(168,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents	(7,988)	(598)
Net cash used in investing activities	(7,988)	(598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(8,956)	(8,364)
Principal payments on capital lease	(86,833)	(40,919)
Proceeds from convertible note	425,000	100,000
Proceeds from officers related party debt	-	22,800
Payments on officers related party debt	-	(4,700)
Proceeds from cash sales of common shares	47,000	235,000
Proceeds from exercise of options and warrants	72,500	-
Net cash provided by financing activities	448,711	303,817

Net increase in cash and cash equivalents	15,270	134,539
Cash and cash equivalents, beginning of period	37,562	86,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,832	$221,170

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,522	$48,542
Cash paid for income taxes	-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2010 and the year ended December 31, 2009

NOTE 1:  BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2010.

NOTE 2:  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has suffered recurring losses and used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate we will continue to require funding from investors for working capital as well as business expansion during this fiscal year and we can provide no assurance that additional investor funds will be available on terms acceptable to us. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We anticipate a requirement of $1 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $52,832 cash on hand which means there will be an anticipated shortfall of nearly the full $15 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2010 and the year ended December 31, 2009

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Production equipment	$ 2,113,218	$ 2,113,218
Production equipment, not in use	235,000	235,000
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	20,128	20,128
	2,818,353	2,818,353
Less accumulated depreciation	(982,658)	(848,240)
	$ 1,835,695	$ 1,970,113

Accumulated depreciation related to fixed assets is as follows:
	March 31, 2010	December 31, 2009
Production equipment	$ 781,064	$ 675,403
Production equipment, not in use	-	-
Building	191,472	164,119
Leasehold improvements	1,494	1,307
Office equipment	8,628	7,411
	$ 982,658	$ 848,240

Depreciation expense for the above fixed assets for the three months ended March 31, 2010 and 2009, respectively, was $134,418 and $134,418.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2010 and the year ended December 31, 2009

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
License Fee	$ 75,000	$ 75,000
Patents	114,464	106,476
	189,464	181,476
Less accumulated amortization	(75,000)	(72,917)
Intangible assets net of accumulated amortization	$ 114,464	$ 108,559

Amortization expense for the above intangible assets for the three months ended March 31, 2010 and 2009, respectively, was $2,083 and $6,250.

NOTE 5:  RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time it was paid off and replaced with a loan from two of the major shareholders. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009 at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2010. There is no security held as collateral for this loan. As of March 31, 2010, the balance was $154,319 and all payments were current on this shareholder loan.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2010 and the year ended December 31, 2009

NOTE 5:  RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the three months ended March 31, 2010 and 2009, respectively, the Company incurred rent expenses for this facility totaling $12,247 and $11,340, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the three months ended March 31, 2010 and 2009, respectively, the Company amortized $9,375 and $9,375 of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew, but in no event will the lease extend beyond May 31, 2010. The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month. During the three months ended March 31, 2010 and 2009, respectively, the Company incurred rent expenses for this facility totaling $8,200 and $15,184, respectively. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month.

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of March 31, 2010, are as follows:

	Production	Corporate
	Facility	Offices	Total
Twelve months ended March 31, 2011	$51,602	$5,466	$57,068
Twelve months ended March 31, 2012	55,730	-	55,730
Twelve months ended March 31, 2013	19,047	-	19,047

Total	$126,379	$5,466	$131,845

Rental expense for the three months ended March 31, 2010 and 2009 consisted of the following:
	Three months ended	Three months ended
	March 31, 2010	March 31, 2009

Office and warehouse lease effective August 1, 2007
Monthly rental payments	$12,247	$11,340
Rental expense in the form of stock issuance	13,250	9,375
Corporate office	8,200	15,184
Cyclotron storage	16,200	-
Total Rental Expense	$49,897	$35,899

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2010 and the year ended December 31, 2009

NOTE 6:  PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond March 31, 2010; however all of which are expected to expire sometime within the next twelve months. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid Expenses are expected to mature as follows:

For the twelve month period ending March 31, 2011	$147,147
For the twelve month period ending March 31, 2012	62,500
For the twelve month period ending March 31, 2013	12,500
$222,147

NOTE 7:  STOCKHOLDERS’ EQUITY

Common Stock Sale

The Company issued 90,912 shares of common stock for cash during the three months ended March 31, 2010. The price per share ranged from $.48 to $.58 per share. The Company also granted 90,912 warrants in conjunction with these stock for cash issuances, with an exercise price per share ranging from $.72 to $.87 and an exercise period of one year.

The Company issued 250,000 shares of common stock for cash during the three months ended March 31, 2010 for options exercised at $.29 per share.

Common Stock Issued for Services and Other

In 2008, the company issued 700,000 shares of common stock with a total fair market value of $350,000. The fair market value of the shares issued was $0.50. The shares were issued for $350,000 in services.

Common Stock Issued for Convertible Debt

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in January of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.45 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $79,492 toward the debt and $15,254 to the shares and $5,254 to the beneficial conversion feature. The $15,254 value of the shares and the $5,254 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,750 has been recognized in the accompanying financial statements for the three months ending March 31, 2010.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the three months ended March 31, 2010 and the year ended December 31, 2009

NOTE 7:  STOCKHOLDERS’ EQUITY - continued

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in February of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.49 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $69,224 toward the debt and $16,388 to the shares and $14,388 to the beneficial conversion feature. The $16,388 value of the shares and the $14,388 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,100 has been recognized in the accompanying financial statements for the three months ending March 31, 2010.

The Company issued 90,000 shares of its common stock and a convertible promissory note in the amount of $225,000 with interest payable at 10% per annum in 2010. The Note matures in March of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $225,000 debt plus the $0.40 fair market value of the 90,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $225,000 debt and the value of the 90,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $162,932 toward the debt and $31,034 to the shares and $31,034 to the beneficial conversion feature. The $31,034 value of the shares and the $31,034 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,520 has been recognized in the accompanying financial statements for the three months ending March 31, 2010.

NOTE 8:  SUPPLEMENTAL CASH FLOW INFORMATION

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

During the three months ended March 31, 2010, the Company had no non-cash investing and financing activities.

NOTE 9:  SUBSEQUENT EVENTS

In April 2010 the Company issued 50,000 three year options at $0.26 per share for services to outsiders.

In April 2010 the Company received $50,500 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $.40 per share. In addition the Company issued the note holder 20,200 shares of its common stock as a loan origination fee.

In April 2010 a note holder converted a $50,000 convertible note plus $7,500 of accrued interest into 143,750 shares of common stock at the $0.40 per share price set in the terms of the note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Organizational History - continued

The assets acquired by the Company were recorded at the value which the preferred stock could have been converted into common stock, $3,350,000, as follows:

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

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

Actinium-225: Used for advanced research in therapy of leukemia and other cancers. It holds great promise for treating HIV/AIDS, and we are negotiating with a foreign manufacturer to commence U.S. shipments.

Generators:

Strontium-82/Rubidium-82 generators: Used as a myocardial imaging agent, early detection of coronary artery disease, PET imaging, blood flow tracers. We have access via a foreign manufacturer.

Germanium-68/Gallium-68 generators: It is used for study of thrombosis and atherosclerosis, PET imaging, detection of pancreatic cancer, and attenuation correction. We have access via a foreign manufacturer.

Actinium-225/Bismuth-213 generators: Actinium-225 is the parent of Bismuth-213, an isotope which has been used in animal trials to kill human HIV virus.  Bismuth-213 has been used in human clinical trials for the treatment of Acute Myelogenous Leukemia (AML). We are negotiating with a foreign manufacturer for a new patented process to commence manufacturing in the U.S.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

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

We are also engaged in a number of collaborative efforts with U.S. national laboratories and universities, along with several international teaming partners.  These collaborative effort projects include complementary isotope manufacturing technologies as well as isotope devices.  We have entered into agreements to produce isotopes in conjunction with the University of Missouri at Columbia, Pacific Northwest National Laboratory, operated by Batelle, and the University of Utah. These regional university centers will allow us to become a local supplier for the short-lived isotopes like Fluorine 18 as well as being a domestic supplier of several other isotopes in demand by the medical community.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Manufacturing - continued

In June 2008, we entered into a research agreement with the University of Missouri related to the production of radio isotopes.  Pursuant to the research agreement, we will pay total project costs that will not exceed $75,000.  We also entered into a one year option agreement in June 2008, which was extended for another year in June 2009, with the University of Missouri.  The option agreement gives us the option to enter into a licensing agreement to utilize certain intellectual property held by the University of Missouri for the production of medical, research, and industrial radioisotopes.  If the University of Missouri’s intellectual property functions as early analysis have indicated, this production facility could be a manufacturing source of critical health care radio isotopes.

Customers

Our customers include a broad range of hospitals, universities, research centers and national laboratories, in addition to academic and government institutions.  These customers are located in essentially all major U.S. and international markets.  In July 2008, we began production of F-18 in our production facilities in Kennewick, Washington.  Sales of F-18 for the quarter ended March 31, 2010 generated 100% of total revenue.

The company is also working with United Pharmacy Partners Inc (UPPI). UPPI has a network of approximately 120 nuclear pharmacies within the United States. We have entered into an affiliation agreement with UPPI to provide to the UPPI network preferred prices and special terms and conditions for certain products that we anticipate to manufacture or re-sell during 2010 and 2011.

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

Employees

As of March 31, 2010, we had five full time employees.  At any given time, we utilize eight to ten contract employees to assist with the company operations.  We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Research and Development / Intellectual Property

The Company had made a $75,000 investment in 2007 for a patent license, good for the life of the patent due to expire in 2027, for the production of Actinium 225. The amortization of this patent was computed using the straight-line method over a three year estimated useful life.

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

Results of Operations

The following table sets forth information from our statements of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues	$64,470	$60,975
Cost of goods sold	15,462	21,836
Gross profit	49,008	39,139
Operating expenses	1,090,220	610,824
Operating loss	(1,041,212)	(571,685)
Non-operating expenses	-	(606,944)
Interest expense	(191,298)	(181,870)
Net income (loss)	$(1,232,510)	$(1,360,499)

Details related to Revenues and Cost of Goods Sold for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues
Stable Isotopes	$-	$7,875
F-18	64,470	53,100
Total Revenue	$64,470	$60,975

Cost of Goods Sold
Stable Isotopes	$-	$6,500
F-18	15,462	15,336
Total Cost of Goods Sold	$15,462	$21,836

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Revenue

Revenue was $64,470 for the three months ended March 31, 2010 and $60,975 for the three months ended March 31, 2009. During 2007 we began our stable isotope marketing program which was acquired through the purchase of the Life Science division of Isonics, Inc. During the three months ended March 31, 2009, we continued the stable isotope marketing program generating $7,875 revenues for that period compared to $0 for the three months ended March 31, 2010 revenues attributable to stable isotopes. The reason for the reduction in stable isotope sales has been due to the decrease in profitability of sales of stable isotopes. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008, accounting for $64,470 of the total three months ended March 31, 2010 and for $53,100 of the total three months ended March 31, 2009 revenues.

Cost of Goods Sold

Cost of Goods Sold for the three months ended March 31, 2010 and 2009 was $15,462 and $21,836, respectively. The $15,462 cost of goods sold for the three months ended March 31, 2010, 24.0% of total revenues, was our costs for the F-18 production (consisting mostly of supplies). The $21,836 cost of goods sold for the three months ended March 31, 2009, 35.8% of total revenues consisted of costs for both the F-18 production (consisting mostly of supplies) and the sale of stable isotopes. The reason for the decrease in the cost of goods sold percentage from the three months ended March 31, 2009 to the three months ended March 31, 2010 was mostly due to the elimination of the sale of stable isotopes which has ceased to be as profitable as it had been in the past.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 and 2009 was $1,090,220 and $610,824 respectively.  The increase in operating expenses from 2009 to 2010 can be attributed largely to Stock Based Consulting Fees ($378,910 for the three months ended March 31, 2010 versus $60,610 for the three months ended March 31, 2009) and payroll expense ($223,549 for the three months ended March 31, 2010 versus $100,129 for the three months ended March 31, 2009).

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Depreciation and amortization expense	$136,501	$140,668

Professional fees	479,131	169,687
Stock options granted	87,236	87,236
Payroll expenses	223,549	100,129
General and administrative expenses	152,462	112,939
Sales and marketing expense	11,321	165
	$1,090,220	$610,824

Non-Operating Expense

Non operating expense for the three months ended March 31, 2010 and 2009 was $191,298 and $788,814, respectively. The decrease in non-operating loss is due to an decrease in loss on settlement of debt ($606,944 for the three months ended March 31, 2009 versus $0 for the three months ended March 31, 2010).

Net Loss

Our net loss for the three months ended March 31, 2010 and 2009 was $1,232,510, and $1,360,499, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At March 31, 2010, we had negative working capital of $4,551,646, as compared to $4,148,647 at December 31, 2009. During the three months ended March 31, 2010 we experienced negative cash flow from operations of $425,452, and we expended $7,988 for investing activities while adding $448,711 from financing activities.  As of March 31, 2010, we had $0 commitments for capital expenditures.

We have generated material operating losses since inception. We have incurred a net loss of $18,509,316 from inception through March 31, 2010, including a net loss of $1,232,510 for the three months ended March 31, 2010. We expect to continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

Based on the current cash run rate, approximately $1,000,000 will be needed to fund operations for an additional year. As disclosed in the risk factors, we are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond.  We will need to raise an additional $15,000,000 in the next year to develop three isotope manufacturing centers and complete our aggressive growth plans.  We may, however, choose to modify our growth and operating plans to the extent of available funding, if any.

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

Contractual Obligations (payments due by period)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$2,062,189	$513,755	$1,319,592	$228,842	$-
Production center lease	126,379	51,602	74,777	-	-
Corporate office lease	5,466	5,466	-	-	-
License agreement with Regents of the University of California	385,000	25,000	120,000	180,000	60,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007. The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

For the three months ended March 31, 2010 and the year ended December 31, 2009, we had no long term liability reported on the financial statements due to the Company being out of compliance with the terms of the debt and therefore being subjected to the possibility of the entire loan being called due. The long term liability is related to two capital lease obligations we obtained in September 2007 that are secured by equipment and the personal guarantee of the two major shareholders. The lease allowed the company to acquire a Pulsar 7 PET Isotope Production System and ancillary equipment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

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

Intangible Assets

Intangible assets resulted from the purchase, for cash, from Isonics Corporation, the rights to intellectual property related to the production of isotopes, customer lists, contracts and agreements with third party companies, and certain equipment. The Company allocated the purchase price to each of the assets based upon the Companies believe of the long term value of each of those assets and comparison to replacement cost, where that information was available. Intangible assets are stated at cost, less accumulated amortization. Amortization of intangible assets is computed using the straight-line method over the estimated economic useful life of the assets. The Company periodically reviews the carrying values of intangible assets and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the three months ended March 31, 2010 was derived solely from the sales of Floride 18 produced with the Linear Accelerator Oxygen 18, which is used in the production of medical isotopes. Revenue for the three months ended March 31, 2009 consisted of both the sales of Oxygen 18 (Stable Isotopes) and Floride 18. The Company recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

Recently Issued Accounting Pronouncements

On February 24, 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Amendments to Certain Recognition and Disclosure Requirements. The amendments to the FASB Accounting Standards Codification (TM) (ASC) 855, Subsequent Events, included in the ASU make a number of changes to the existing requirements of ASC 855. The amended guidance was effective on its issuance date, except that the use of the issued date by conduit bond obligors will be effective for interim or annual periods ending after June 15, 2010. As a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated.

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

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during this last fiscal quarter (our first fiscal quarter 2010) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding, nor are our properties the subject of any pending legal proceedings, that are not in the ordinary course of business or otherwise material to the financial condition of our business.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A.   Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock sale

The Company issued 90,912 shares of common stock for cash during the three months ended March 31, 2010.  The price per share ranged from $.48 to $.58 per share.  The Company also granted 90,912 warrants in conjunction with these stock for cash issuances, with an exercise price per share ranging from $.72 to $.87 and an exercise period of one year.

The Company issued 250,000 shares of common stock for cash during the three months ended March 31, 2010 for options exercised at $.29 per share.

Common stock issued for services and other

The company issued 700,000 shares of common stock with a total fair market value of $350,000 during the three months ended March 31, 2010. The fair market value of the shares issued was $0.50. The shares were issued for $350,000 in services.

Common stock issued for convertible debt

              The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in January of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.45 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $79,492 toward the debt and $15,254 to the shares and $5,254 to the beneficial conversion feature. The $15,254 value of the shares and the $5,254 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,750 has been recognized in the accompanying financial statements for the three months ending March 31, 2010.

              The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in February of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.49 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $69,224 toward the debt and $16,388 to the shares and $14,388 to the beneficial conversion feature. The $16,388 value of the shares and the $14,388 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,100 has been recognized in the accompanying financial statements for the three months ending March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. - continued

               The Company issued 90,000 shares of its common stock and a convertible promissory note in the amount of $225,000 with interest payable at 10% per annum in 2010. The Note matures in March of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $225,000 debt plus the $0.40 fair market value of the 90,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $225,000 debt and the value of the 90,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $162,932 toward the debt and $31,034 to the shares and $31,034 to the beneficial conversion feature. The $31,034 value of the shares and the $31,034 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,520 has been recognized in the accompanying financial statements for the three months ending March 31, 2010.

Item 3.  Defaults Upon Senior Securities.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: May 10, 2010	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer