Form 10-Q
period 2010-06-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2010-08-16
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER     0-53497

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of Aug 16, 2010 was 56,356,559.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3
	Statements of Operations for the Three Months and the Six Months ended June 30, 2010 (unaudited) and the Three Months and the Six Months ended June 30, 2009 (unaudited)	4
	Statements of Changes in Shareholders’ Equity (Deficit) for the period ended June 30, 2010 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2010 (unaudited) and the six months ended June 30, 2009 (unaudited)	6
	Notes to Consolidated Financial Statement (unaudited)	7-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4T.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

SIGNATURES		26

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Balance Sheets
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$51,337	$37,562
Accounts receivable	11,160	19,030
Prepaid expenses	-	-
Prepaid expenses paid with stock, current portion	199,407	151,432
Inventory	1,100	1,550
Total current assets	263,004	209,574

Fixed assets, net of accumulated depreciation	1,713,497	1,970,113

Other assets:
License fees, net of amortization	9,722	2,083
Patents	130,514	106,476
Prepaid expenses paid with stock, long-term portion	46,875	103,125
Deposits	155,406	158,171
Total other assets	342,517	369,855
Total assets	$2,319,018	$2,549,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$823,293	$622,713
Accrued interest payable	181,571	131,264
Payroll liabilities payable	43,947	20,047
Loans from shareholder	145,256	163,275
Convertible notes payable	2,265,625	1,581,504
Current portion of capital lease obligations	1,663,658	1,839,418
Total current liabilities	5,123,350	4,358,221

Long term liabilities:
Capital lease obligations, net of current portion	-	-
Total liabilities	5,123,350	4,358,221

Shareholders’ Equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized;
53,816,559 and 52,128,817 shares issued and outstanding,
respectively	53,817	52,129
Paid in capital	16,294,669	15,415,998
Accumulated deficit	(19,152,818)	(17,276,806)
Total shareholders’ equity (deficit)	(2,804,332)	(1,808,679)
Total liabilities and shareholders’ equity (deficit)	$2,319,018	$2,549,542

The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
Statements of Operations (unaudited)

	Six months ended		Three months ended
	2010	2009	2010	2009

Revenues	$138,193	$79,167	$202,663	$140,142
Cost of Goods Sold	14,476	29,263	29,938	51,099
	123,717	49,904	172,725	89,043

Operating expenses
Sales and marketing expenses	4,636	5,262	15,957	5,427
Depreciation and amortization	135,117	140,668	271,617	281,336
Professional fees	101,472	132,812	580,603	302,499
Stock options granted	50,630	124,036	137,886	211,272
Payroll expenses	121,576	107,828	345,125	207,957
General and administrative expenses	140,373	119,809	292,836	232,748
Total operating expenses	553,804	613,415	1,644,024	1,241,239
Operating loss	(430,087)	(580,511)	(1,471,299)	(1,152,196)

Non-operating income (expense)
Interest expense	(213,415)	(198,454)	(404,713)	(380,324)
Net gain (loss) on settlement of debt	-	33,600	-	(573,344)
Non-operating income (expense), net	(213,415)	(164,854)	(404,713)	(953,668)

Loss before Income Taxes	(643,502)	(745,365)	(1,876,012)	(2,105,864)
Income Tax Provision	-	-	-	-
Net Loss	$(643,502)	$(745,365)	$(1,876,012)	$(2,105,864)
Loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted average common shares outstanding	53,546,680	50,245,356	53,212,311	44,820,388

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2009 (audited)	52,128,817	$52,129	$15,415,998	$(17,276,806)	$(1,808,679)

Common stock issued for:
Cash	90,912	91	46,909	-	47,000
Stock options exercised	250,000	250	72,250	-	72,500
Services, including prepaid services of $62,500	950,000	950	411,550	-	412,500
Loan fees on convertible debt	253,080	253	82,234	-	82,487
Intrinsic value of convertible debt issued	-	-	70,487	-	70,487
Conversion of convertible debt	143,750	144	57,355	-	57,499
Vesting of stock options	-	-	137,886	-	137,886
Net loss	-	-	-	(1,876,012)	(1,876,012)
Balances at June 30, 2010	53,816,559	$53,817	$16,294,669	$(19,152,818)	$(2,804,332)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow
(unaudited)

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,876,012)	$(2,105,864)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	269,256	268,836
Amortization of licenses and intangible assets	2,361	12,500
Amortization of convertible debt discount	254,395	243,289
Amortization of prepaid expenses paid with stock	70,775	89,932
Common stock issued for services	350,000	-
Stock options issued for services	137,886	211,273
Loss on settlement of debt	-	606,944
Changes in operating assets and liabilities:
Accounts receivable	7,870	21,207
Inventory	450	(9,175)
Prepaid expenses	-	3,000
Deposits	2,765	(235,000)
Accounts payable	225,825	204,839
Payroll liabilities	23,900	(1,160)
Stock based consulting fees payable	(25,246)	(44,815)
Accrued interest	50,307	42,158
Net cash used by operating activities	(497,968)	(725,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to purchase equipment	(12,640)	-
Cash used to acquire patents	(24,038)	(27,291)
Cash used to acquire license fees	(10,000)	-
Net cash used in investing activities	(46,678)	(27,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(18,019)	(16,860)
Principal payments on capital lease	(175,760)	(126,727)
Proceeds from convertible note	632,700	475,000
Proceeds from officers related party debt	-	18,100
Payments on officers related party debt	-	(18,100)
Proceeds from cash sales of common shares	47,000	382,000
Proceeds from exercise of options and warrants	72,500	-
Net cash provided by financing activities	558,421	713,413

Net increase in cash and cash equivalents	13,775	(39,514)
Cash and cash equivalents, beginning of period	37,562	86,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,337	$47,117

Supplemental disclosures of cash flow information:
Cash paid for interest	$86,086	$181,870
Cash paid for income taxes	-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 1:  BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2010.

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

We anticipate a requirement of $1 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $51,337 cash on hand which means there will be an anticipated shortfall of nearly the full $15 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

Assuming we are successful in our development efforts of our patented technologies, we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. There is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Production equipment	$2,113,218	$2,113,218
Production equipment, not in use	235,000	235,000
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,768	20,128
	2,830,993	2,818,353
Less accumulated depreciation	(1,117,496)	(848,240)
	$1,713,497	$1,970,113

Accumulated depreciation related to fixed assets is as follows:

	June 30, 2010	December 31, 2009
Production equipment	$886,725	$675,403
Production equipment, not in use	-	-
Building	218,825	164,119
Leasehold improvements	1,680	1,307
Office equipment	10,266	7,411
	$1,117,496	$848,240

Depreciation expense for the above fixed assets for the six months ended June 30, 2010 and 2009, respectively, was $269,256 and $268,836.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
License Fee	$85,000	$75,000
Patents	130,514	106,476
	215,514	181,476
Less accumulated amortization	(75,278)	(72,917)
Intangible assets net of accumulated amortization	$140,236	$108,559

Amortization expense for the above intangible assets for the six months ended June 30, 2010 and 2009, respectively, was $2,361 and $12,500.

NOTE 5:  RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time it was paid off and replaced with a loan from two of the major shareholders. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009 at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2010. There is no security held as collateral for this loan. As of June 30, 2010, the balance was $145,256 and all payments were current on this shareholder loan.

On April 27, 2010 the Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in 2010. The Note matures in April of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $50,500 debt plus the $0.40 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $36,568 toward the debt and $6,966 to the shares and $6,966 to the beneficial conversion feature. The $6,966 value of the shares and the $6,966 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,950 has been recognized in the accompanying financial statements for the six months ending June 30, 2010.

On May 19, 2010 the Company issued 22,880 shares of its common stock and a convertible promissory note in the amount of $57,200 with interest payable at 10% per annum in 2010. The Note matures in May of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share. The value of the $57,200 debt plus the $0.30 fair market value of the 22,880 shares at the date of the agreement was prorated to arrive at the allocation of the original $57,200 debt and the value of the 22,880 shares and the beneficial conversion feature. The computation resulted in an allocation of $44,942 toward the debt and $6,129 to the shares and $6,129 to the beneficial conversion feature. The $6,129 value of the shares and the $6,129 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,247 has been recognized in the accompanying financial statements for the six months ending June 30, 2010.

On June 21, 2010 the Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in June of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.18 per share. The value of the $100,000 debt plus the $0.18 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $86,568 toward the debt and $6,716 to the shares and $6,716 to the beneficial conversion feature. The $6,716 value of the shares and the $6,716 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $900 has been recognized in the accompanying financial statements for the six months ending June 30, 2010.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 5:  RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the six months ended June 30, 2010 and 2009, respectively, the Company incurred rent expenses for this facility totaling $24,494 and $22,680, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the six months ended June 30, 2010 and 2010, respectively, the Company amortized $18,750 and $18,750 of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew, but in no event will the lease extend beyond December 31, 2010. The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month. During the six months ended June 30, 2010 and 2009, respectively, the Company incurred rent expenses for this facility totaling $16,400 and $30,368, respectively. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month.

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of June 30, 2010, are as follows:

	Production	Corporate
	Facility	Offices	Total
Twelve months ended June 30, 2011	$52,581	$16,400	$68,981
Twelve months ended June 30, 2012	56,788	-	56,788
Twelve months ended June 30, 2013	4,762	-	4,762

Total	$114,131	$16,400	$130,531

Rental expense for the six months ended June 30, 2010 and 2009 consisted of the following:

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009

Office and warehouse lease effective August 1, 2007
Monthly rental payments	$24,494	$22,680
Rental expense in the form of stock issuance	22,625	22,625
Corporate office	16,400	30,368
Cyclotron storage	33,000	6,450
Total Rental Expense	$96,519	$81,123

NOTE 6:  PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond June 30, 2010; however all of which are expected to expire sometime within the next twelve months. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid Expenses are expected to mature as follows:

For the twelve month period ending June 30,2011	$199,407
For the twelve month period ending June 30, 2012	43,750
For the twelve month period ending June 30, 2013	3,125
$246,282

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 7:  STOCKHOLDERS’ EQUITY

Common Stock Sale

The Company issued 90,912 shares of common stock for cash during the six months ended June 30, 2010. The price per share ranged from $0.48 to $0.58 per share. The Company also granted 90,912 warrants in conjunction with these stock for cash issuances, with an exercise price per share ranging from $0.72 to $0.87 and an exercise period of one year.

The Company issued 250,000 shares of common stock for cash during the six months ended June 30, 2010 for options exercised at $0.29 per share.

Common Stock Issued for Services and Other

In 2010, the Company issued 950,000 shares of common stock with a total fair market value of $412,500. The fair market value of the shares issued ranged from $0.15 to $0.50. The shares were issued for $412,500 in services.

Common Stock Issued for Convertible Debt

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in January of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.45 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $79,492 toward the debt and $15,254 to the shares and $5,254 to the beneficial conversion feature. The $15,254 value of the shares and the $5,254 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $13,377 has been recognized in the accompanying financial statements for the three months ending June 30, 2010.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in February of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.49 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $69,224 toward the debt and $16,388 to the shares and $14,388 to the beneficial conversion feature. The $16,388 value of the shares and the $14,388 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $15,294 has been recognized in the accompanying financial statements for the six months ending June 30, 2010.

The Company issued 90,000 shares of its common stock and a convertible promissory note in the amount of $225,000 with interest payable at 10% per annum in 2010. The Note matures in March of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $225,000 debt plus the $0.40 fair market value of the 90,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $225,000 debt and the value of the 90,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $162,932 toward the debt and $31,034 to the shares and $31,034 to the beneficial conversion feature. The $31,034 value of the shares and the $31,034 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $24,662 has been recognized in the accompanying financial statements for the six months ending June 30, 2010.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in 2010. The Note matures in April of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $50,500 debt plus the $0.40 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $36,568 toward the debt and $6,966 to the shares and $6,966 to the beneficial conversion feature. The $6,966 value of the shares and the $6,966 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,950 has been recognized in the accompanying financial statements for the six months ending June 30, 2010.

The Company issued 22,880 shares of its common stock and a convertible promissory note in the amount of $57,200 with interest payable at 10% per annum in 2010. The Note matures in May of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share. The value of the $57,200 debt plus the $0.30 fair market value of the 22,880 shares at the date of the agreement was prorated to arrive at the allocation of the original $57,200 debt and the value of the 22,880 shares and the beneficial conversion feature. The computation resulted in an allocation of $44,942 toward the debt and $6,129 to the shares and $6,129 to the beneficial conversion feature. The $6,129 value of the shares and the $6,129 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,247 has been recognized in the accompanying financial statements for the six months ending June 30, 2010.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 7:  STOCKHOLDERS’ EQUITY – continued

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in June of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.18 per share. The value of the $100,000 debt plus the $0.18 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $86,568 toward the debt and $6,716 to the shares and $6,716 to the beneficial conversion feature. The $6,716 value of the shares and the $6,716 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $900 has been recognized in the accompanying financial statements for the six months ending June 30, 2010.

NOTE 8:  SUPPLEMENTAL CASH FLOW INFORMATION

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

During the six months ended June 30, 2010, the Company had the following non-cash investing and financing activities:

•	Decreased Convertible Debt by $50,000 and decreased Accrued Interest Payable by $7,499 and increased Common Stock by $144 and increase Paid In Capital by $57,355.

•	Decreased Convertible Debt by $152,974 and increased Common Stock by $253 and increased Paid In Capital by $152,721.

NOTE 9:  SUBSEQUENT EVENTS

In July 2010 the Company issued 2,500,000 shares to a consultant for services valued at $0.17 per share or $425,000.

In July 2010 the Company received $100,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.13 per share. In addition the Company issued the note holder 40,000 shares of its common stock as a loan origination fee.

In July 2010 the Company issued a 8% Convertible Promissory Note in the amount of $60,000 to an unrelated company. The note calls for a $3,000 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 90 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $60,000 and the accrued interest.

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

Employees

As of June 30, 2010, we had five full time employees.  At any given time, we utilize eight to ten independent contractors to assist with the company operations.  We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

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

The Company made a $10,000 investment in 2010 for a patent license regarding its technology for the production of Mo-99. The amortization of this patent was computed using the straight-line method over a three year estimated useful life.

Results of Operations

The following table sets forth information from our statements of operations for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenues	$202,663	$140,142
Cost of goods sold	29,938	51,099
Gross profit	172,725	89,043
Operating expenses	1,644,024	1,241,239
Operating loss	(1,471,299)	(1,152,196)
Non-operating expenses	-	(573,344)
Interest expense	(404,713)	(380,324)
Net income (loss)	$(1,876,012)	$(2,105,864)

Details related to Revenues and Cost of Goods Sold for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenues
Consulting	$86,863	4,900
Stable Isotopes	-	$33,007
F-18	115,800	102,235
Total Revenue	$202,663	$140,142

Cost of Goods Sold
Stable Isotopes	$-	$22,401
F-18	29,938	28,697
Total Cost of Goods Sold	$29,938	$51,098

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Revenue

Revenue was $202,663 for the six months ended June 30, 2010 and $140,142 for the six months ended June 30, 2009. During 2007 we began our stable isotope marketing program which was acquired through the purchase of the Life Science division of Isonics, Inc. During the six months ended June 30, 2009, we continued the stable isotope marketing program generating $33,007 revenues for that period compared to $0 for the six months ended June 30, 2010 revenues attributable to stable isotopes. The reason for the reduction in stable isotope sales has been due to the decrease in profitability of sales of stable isotopes. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008, accounting for $115,800 of the total six months ended June 30, 2010 and for $102,337 of the total six months ended June 30, 2009 revenues. During the six months ended June 30, 2010 we began generating consulting revenue, which accounted for 42.8% of the total revenues for those six months.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2010 and 2009 was $29,938 and $51,098, respectively. The $29,938 cost of goods sold for the six months ended June 30, 2010, 14.8% of total revenues, was our costs for the F-18 production (consisting mostly of supplies). The $51,098 cost of goods sold for the six months ended June 30, 2009, 36.5% of total revenues consisted of costs for both the F-18 production (consisting mostly of supplies) and the sale of stable isotopes. The reason for the decrease in the cost of goods sold percentage from the six months ended June 30, 2009 to the six months ended June 30, 2010 was mostly due to the elimination of the sale of stable isotopes which has ceased to be as profitable as it had been in the past and for the increase in Consulting income which requires no cost of goods sold.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 and 2009 was $1,644,024 and $1,241,239 respectively.  The increase in operating expenses from 2009 to 2010 can be attributed largely to the increase in professional fees from $302,499 to $580,603, increase in payroll expenses from $207,957 to $345,125, increase in general and administrative expenses from $232,748 to $292,836 and a decrease in stock options granted from $211,272 to $137,886.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Depreciation and amortization expense	$271,617	$281,336

Professional fees	580,603	302,499
Stock options granted	137,886	211,272
Payroll expenses	345,125	207,957
General and administrative expenses	292,836	232,748
Sales and marketing expense	15,957	5,427
	$1,644,024	$1,241,239

Non-Operating Expense

Non operating expense for the six months ended June 30, 2010 and 2009 was $0.00 and $573,344, respectively. The decrease in non-operating loss is due to an decrease in loss on settlement of debt ($606,945 for the six months ended June 30, 2009 versus $0 for the six months ended June 30, 2010).

Net Loss

Our net loss for the six months ended June 30, 2010 and 2009 was $1,876,012, and $2,105,864, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table sets forth information from our statements of operations for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Revenues	$138,193	$79,167
Cost of goods sold	14,476	29,263
Gross profit	123,717	49,904
Operating expenses	553,804	630,415
Operating loss	(430,087)	(580,511)
Non-operating expenses	-	33,600
Interest expense	(213,415)	(198,454)
Net income (loss)	$(643,502)	$(745,365)

Details related to Revenues and Cost of Goods Sold for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Revenues
Consulting	$86,863	4,900
Stable Isotopes	-	$25,407
F-18	51,330	48,860
Total Revenue	$138,193	$79,167

Cost of Goods Sold
Stable Isotopes	$-	$15,902
F-18	14,476	13,361
Total Cost of Goods Sold	$14,476	$29,263

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Revenue

Revenue was $138,193 for the three months ended June 30, 2010 and $79,167 for the three months ended June 30, 2009. During 2007 we began our stable isotope marketing program which was acquired through the purchase of the Life Science division of Isonics, Inc. During the three months ended June 30, 2009, we continued the stable isotope marketing program generating $25,407 revenues for that period compared to $0 for the three months ended June 30, 2010 revenues attributable to stable isotopes. The reason for the reduction in stable isotope sales has been due to the decrease in profitability of sales of stable isotopes. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008, accounting for $51,330 of the total three months ended June 30, 2010 and for $48,860 of the total three months ended June 30, 2009 revenues. During the three months ended June 30, 2010 we began generating consulting revenue, which accounted for 62.8% of the total revenues for those three months.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2010 and 2009 was $14,476 and $29,263, respectively. The $14,476 cost of goods sold for the three months ended June 30, 2010, 10.5% of total revenues, was our costs for the F-18 production (consisting mostly of supplies). The $29,263 cost of goods sold for the three months ended June 30, 2009, 37.0% of total revenues consisted of costs for both the F-18 production (consisting mostly of supplies) and the sale of stable isotopes. The reason for the decrease in the cost of goods sold percentage from the three months ended June 30, 2009 to the three months ended June 30, 2010 was mostly due to the elimination of the sale of stable isotopes which has ceased to be as profitable as it had been in the past and for the increase in Consulting income which requires no cost of goods sold.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 and 2009 was $553,804 and $630,415 respectively.  The decrease in operating expenses from 2009 to 2010 can be attributed largely to the cost of Stock Options Granted ($50,630 for the three months ended June 30, 2010 versus $124,036 for the three months ended June 30, 2009).

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Depreciation and amortization expense	$135,117	$140,668

Professional fees	101,472	132,812
Stock options granted	50,630	124,036
Payroll expenses	121,576	107,828
General and administrative expenses	140,373	119,809
Sales and marketing expense	4,636	5,262
	$553,804	$630,415

Non-Operating Expense

Non operating expense for the three months ended June 30, 2010 and 2009 was $213,415 and $164,854, respectively. The increase in non-operating loss is due to an decrease in gain on settlement of debt ($33,600 for the three months ended June 30, 2009 versus $0 for the three months ended June 30, 2010) and an increase in interest expense ($213,415 for the three months ended June 30, 2010 versus $198,454 for the three months ended June 30, 2009).

Net Loss

Our net loss for the three months ended June 30, 2010 and 2009 was $643,502, and $745,365, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At June 30, 2010, we had negative working capital of $4,860,346, as compared to $4,148,647 at December 31, 2009. During the six months ended June 30, 2010 we experienced negative cash flow from operations of $447,968, and we expended $46,678 for investing activities while adding $508,421 from financing activities.  As of June 30, 2010, we had $0 commitments for capital expenditures.

We have generated material operating losses since inception. We have incurred a net loss of $19,152,818 from inception through June 30, 2010, including a net loss of $643,502 for the three months ended June 30, 2010. We expect to continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

Contractual Obligations (payments due by period)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$1,663,658	$394,643	$1,085,177	$183,838	$-
Production center lease	114,131	52,581	61,550	-	-
Corporate office lease	16,400	16,400	-	-	-
License agreement with Regents of the University of California	385,000	25,000	120,000	180,000	60,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007. The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

For the six months ended June 30, 2010 and the year ended December 31, 2009, we had no long term liability reported on the financial statements due to the Company being out of compliance with the terms of the debt and therefore being subjected to the possibility of the entire loan being called due. The long term liability is related to two capital lease obligations we obtained in September 2007 that are secured by equipment and the personal guarantee of the two major shareholders. The lease allowed the company to acquire a Pulsar 7 PET Isotope Production System and ancillary equipment.

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

Revenue for the three months ended June 30, 2010 was derived from the sales of Floride 18 produced with the Linear Accelerator Oxygen 18, which is used in the production of medical isotopes and from Consulting services provided. Revenue for the three months ended June 30, 2009 consisted of the sales of Oxygen 18 (Stable Isotopes) and Floride 18 and Consulting services. The Company recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during this current fiscal quarter (our second fiscal quarter of 2010) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock sale

The Company issued no shares of common stock for cash during the three months ended June 30, 2010.

Common stock issued for services and other

The company issued 250,000 shares of common stock with a total fair market value of $62,500 during the three months ended June 30, 2010. The fair market value of the shares issued ranged from $0.15 to $0.40. The shares were issued for $62,500 in services.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Common stock issued for convertible debt

              The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in 2010. The Note matures in April of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $50,500 debt plus the $0.40 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $36,568 toward the debt and $6,966 to the shares and $6,966 to the beneficial conversion feature. The $6,966 value of the shares and the $6,966 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,950 has been recognized in the accompanying financial statements for the six months ending June 30, 2010.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

        The Company issued 22,880 shares of its common stock and a convertible promissory note in the amount of $57,200 with interest payable at 10% per annum in 2010. The Note matures in May of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share. The value of the $57,200 debt plus the $0.30 fair market value of the 22,880 shares at the date of the agreement was prorated to arrive at the allocation of the original $57,200 debt and the value of the 22,880 shares and the beneficial conversion feature. The computation resulted in an allocation of $44,942 toward the debt and $6,129 to the shares and $6,129 to the beneficial conversion feature. The $6,129 value of the shares and the $6,129 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,247 has been recognized in the accompanying financial statements for the six months ending June 30, 2010.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. - continued

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in June of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.18 per share. The value of the $100,000 debt plus the $0.18 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $86,568 toward the debt and $6,716 to the shares and $6,716 to the beneficial conversion feature. The $6,716 value of the shares and the $6,716 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $900 has been recognized in the accompanying financial statements for the six months ending June 30, 2010.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: August 16, 2010	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer