Form 10-Q
period 2010-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2010-11-03
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER     0-53497

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of November 2, 2010 was 62,133,191.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3
	Statements of Operations for the Three Months and the Nine Months ended September 30, 2010 (unaudited) and the Three Months and the Nine Months ended September 30, 2009 (unaudited)	4
	Statements of Changes in Shareholders’ Equity (Deficit) for the period ended September 30, 2010 (unaudited)	5
	Statements of Cash Flows for the nine months ended September 30, 2010 (unaudited) and the nine months ended September 30, 2009 (unaudited)	6
	Notes to Consolidated Financial Statement (unaudited)	7-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

SIGNATURES		28

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$555,991	$37,562
Accounts receivable	4,060	19,030
Prepaid expenses paid with stock, current portion	109,304	151,432
Inventory	4,200	1,550
Total current assets	673,555	209,574

Fixed assets, net of accumulated depreciation	1,578,449	1,970,113

Other assets:
License fees, net of amortization	18,056	2,083
Patents	148,423	106,476
Prepaid expenses paid with stock, long-term portion	31,250	103,125
Deposits	155,406	158,171
Total other assets	353,135	369,855
Total assets	$2,605,139	$2,549,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$828,848	$622,713
Accrued interest payable	259,407	131,264
Payroll liabilities payable	44,547	20,047
Short term loan payable	60,000	-
Loans from shareholder	136,013	163,275
Convertible notes payable	2,735,921	1,581,504
Current portion of capital lease obligations	1,567,201	1,839,418
Total current liabilities	5,631,937	4,358,221

Long term liabilities:
Capital lease obligations, net of current portion	-	-
Total liabilities	5,631,937	4,358,221

Shareholders’ Equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized;
61,476,559 and 52,128,817 shares issued and outstanding,
respectively	61,477	52,129
Paid in capital	17,246,059	15,415,998
Accumulated deficit	(20,334,334)	(17,276,806)
Total shareholders’ equity (deficit)	(3,026,798)	(1,808,679)
Total liabilities and shareholders’ equity (deficit)	$2,605,139	$2,549,542

The accompanying notes are an integral part of these financial statements

Advanced Medical Isotope Corporation
Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues	$107,490	$102,245	$310,153	$242,387
Cost of Goods Sold	25,844	44,607	55,782	95,706
	81,646	57,638	254,371	146,681

Operating expenses
Sales and marketing expenses	-	1,200	15,957	6,627
Depreciation and amortization	136,714	140,668	408,331	422,003
Professional fees	675,561	318,628	1,256,164	621,127
Stock options granted	-	183,746	137,886	395,018
Payroll expenses	124,670	92,306	469,795	300,263
General and administrative expenses	106,186	115,482	399,023	348,229
Total operating expenses	1,043,131	852,030	2,687,156	2,093,267
Operating loss	(961,485)	(794,392)	(2,432,785)	(1,946,586)

Non-operating income (expense)
Interest expense	(220,030)	(209,514)	(624,743)	(589,839)
Net gain (loss) on settlement of debt	-	-	-	(573,344)
Non-operating income (expense), net	(220,030)	(209,514)	(624,743)	(1,163,183)

Loss before Income Taxes	(1,181,515)	(1,003,906)	(3,057,528)	(3,109,769)
Income Tax Provision	-	-	-	-
Net Loss	$(1,181,515)	$(1,003,906)	$(3,057,528)	$(3,109,769)
Net Loss per common share	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Weighted average common shares outstanding	56,032,211	51,016,791	54,162,607	46,908,553

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2009 (audited)	52,128,817	$52,129	$15,415,998	$(17,276,806)	$(1,808,679)

Common stock issued for:
Cash	5,090,912	5,091	541,909	-	547,000
Stock options exercised	250,000	250	72,250	-	72,500
Services, including prepaid services of $62,500	3,450,000	3,450	834,050	-	837,500
Loan fees on convertible debt	413,080	413	116,124	-	116,537
Intrinsic value of convertible debt issued	-	-	70,487	-	70,487
Conversion of convertible debt	143,750	144	57,355	-	57,499
Vesting of stock options	-	-	137,886	-	137,886
Net loss	-	-	-	(3,057,528)	(3,057,528)
Balances at September 30, 2010	61,476,559	$61,477	$17,246,059	$(20,334,334)	$(3,026,798)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow
(unaudited)

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(3,057,528)	$(3,109,769)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	404,304	403,252
Amortization of licenses and intangible assets	4,026	18,750
Amortization of convertible debt discount	358,741	416,034
Amortization of prepaid expenses paid with stock	176,503	112,197
Common stock issued for services	775,000	182,150
Stock options issued for services	137,886	395,019
Loss on settlement of debt	-	606,944
Changes in operating assets and liabilities:
Accounts receivable	14,970	6,087
Inventory	(2,650)	(9,950)
Prepaid expenses	-	3,000
Deposits	-	(235,000)
Accounts payable	248,482	299,456
Payroll liabilities	24,500	(3,513)
Stock based consulting fees payable	(39,581)	(31,800)
Accrued interest	135,641	70,712
Net cash used by operating activities	(819,706)	(876,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to purchase equipment	(12,640)	-
Cash used to acquire patents	(41,946)	(69,292)
Cash used to acquire license fees	(20,000)	-
Net cash used in investing activities	(74,586)	(69,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(27,262)	(22,565)
Principal payments on capital lease	(272,217)	(214,970)
Proceeds from convertible note	1,032,700	701,400
Proceeds from officers related party debt	-	22,800
Payments on officers related party debt	-	(22,800)
Proceeds from cash sales of common shares	547,000	397,000
Proceeds from exercise of options and warrants	72,500	-
Proceeds from short term loan	60,000	-
Net cash provided by financing activities	1,412,721	860,865

Net increase in cash and cash equivalents	518,429	(84,858)
Cash and cash equivalents, beginning of period	37,562	86,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$555,991	$1,773

Supplemental disclosures of cash flow information:
Cash paid for interest	$159,195	$228,582
Cash paid for income taxes	-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 1:  BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2010.

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

We anticipate a requirement of $1 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $555,991 cash on hand which means there will be an anticipated shortfall of nearly the full $15 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Production equipment	$2,113,218	$2,113,218
Production equipment, not in use	235,000	235,000
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,768	20,128
	2,830,993	2,818,353
Less accumulated depreciation	(1,252,544)	(848,240)
	$1,578,449	$1,970,113

Accumulated depreciation related to fixed assets is as follows:

	September 30, 2010	December 31, 2009
Production equipment	$992,386	$675,403
Production equipment, not in use	-	-
Building	246,178	164,119
Leasehold improvements	1,867	1,307
Office equipment	12,113	7,411
	$1,252,544	$848,240

Depreciation expense for the above fixed assets for the nine months ended September 30, 2010 and 2009, respectively, was $404,304 and $403,253.

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
License Fee	$95,000	$75,000
Patents	148,423	106,476
	243,423	181,476
Less accumulated amortization	(76,944)	(72,917)
Intangible assets net of accumulated amortization	$166,479	$108,559

Amortization expense for the above intangible assets for the nine months ended September 30, 2010 and 2009, respectively, was $4,027 and $18,750.

NOTE 5:  RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time it was paid off and replaced with a loan from two of the major shareholders. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009 at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2010. There is no security held as collateral for this loan. As of September 30, 2010, the balance was $136,013 and all payments were current on this shareholder loan.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 5:  RELATED PARTY TRANSACTIONS - continued

On July 19, 2010 the Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in July of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.13 per share. The value of the $100,000 debt plus the $0.13 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $95,057 toward the debt and $4,943 to the shares and $4,943 to the beneficial conversion feature. The $4,943 value of the shares and the $4,943 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,060 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

On August 20, 2010 the Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in 2010. The Note matures in August of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $150,000 debt plus the $0.09 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $144,788 toward the debt and $5,212 to the shares and $5,212 to the beneficial conversion feature. The $5,212 value of the shares and the $5,212 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,085 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

On September 14, 2010 the Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in 2010. The Note matures in September of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.12 per share. The value of the $150,000 debt plus the $0.12 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $143,130 toward the debt and $6,870 to the shares and $6,870 to the beneficial conversion feature. The $6,870 value of the shares and the $6,870 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $570 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the nine months ended September 30, 2010 and 2009, respectively, the Company incurred rent expenses for this facility totaling $37,394 and $34,020, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the nine months ended September 30, 2010 and 2009, respectively, the Company amortized $28,125 and $28,125 of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew, but in no event will the lease extend beyond December 31, 2010. The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month. During the nine months ended September 30, 2010 and 2009, respectively, the Company incurred rent expenses for this facility totaling $24,600 and $45,552, respectively. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 5:  RELATED PARTY TRANSACTIONS - continued

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of September 30, 2010, are as follows:

	Production	Corporate
	Facility	Offices	Total
Twelve months ended September 30, 2011	$53,613	$8,200	$61,813
Twelve months ended September 30, 2012	47,617	-	47,617
Total	$101,230	$8,200	$109,430

Rental expense for the nine months ended September 30, 2010 and 2009 consisted of the following:

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009

Office and warehouse lease effective August 1, 2007
Monthly rental payments	$37,394	$34,020
Rental expense in the form of stock issuance	32,000	35,875
Corporate office	24,600	45,552
Cyclotron storage	47,500	12,600
Total Rental Expense	$141,494	$128,047

NOTE 6:  PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond September 30, 2010; however all of which are expected to expire sometime within the next twelve months. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid Expenses are expected to mature as follows:

For the twelve month period ending September 30, 2011	$109,304
For the twelve month period ending September 30, 2012	31,250
For the twelve month period ending September 30, 2013	-
$140,554

NOTE 7:  DEBT

The Company borrowed $60,000 July 2010, due April 2011, with interest at 8%. The holder of the note had the right, after the first ninety days of the note (October 19, 2010), to convert the note and accrued interest into common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average closing price of the last five trading prices for the common stock ending one trading day prior to the date of conversion.

The Company had the right to prepay the note and accrued interest during the first ninety days following the date of the note. The amount of any prepayment equals 150% of the outstanding principal balance of the note plus accrued interest on the note. The Company prepaid the note in full prior to October 19, 2010 and therefore has accrued interest expense of $30,467 related to the prepayment cost in the accompanying financial statements for the nine months ending September 30, 2010.  If the Company had not paid off the note and related accrued interest by October 19, 2010, the note would have become convertible and the Company would have had to accrue an additional $12,981 to interest expense to account for the beneficial conversion feature of the note. The Company paid the debt in full as of October 7, 2010.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 8:  STOCKHOLDERS’ EQUITY

Common Stock Sale

The Company issued 5,090,912 shares of common stock for cash during the nine months ended September 30, 2010. The price per share ranged from $0.10 to $0.58 per share. The Company also granted 5,090,912 warrants in conjunction with these stock for cash issuances, with an exercise price per share ranging from $0.20 to $0.87 and an exercise period of one year.

The Company issued 250,000 shares of common stock for cash during the nine months ended September 30, 2010 for options exercised at $0.29 per share.

Common Stock Issued for Services and Other

In 2010, the Company issued 3,450,000 shares of common stock with a total fair market value of $837,500. The fair market value of the shares issued ranged from $0.15 to $0.50. The shares were issued for $837,500 in services.

Common Stock Issued for Convertible Debt

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in January 2010. The Note matures in January of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.45 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $79,492 toward the debt and $15,254 to the shares and $5,254 to the beneficial conversion feature. The $15,254 value of the shares and the $5,254 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $14,104 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in February 2010. The Note matures in February of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.49 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $69,224 toward the debt and $16,388 to the shares and $14,388 to the beneficial conversion feature. The $16,388 value of the shares and the $14,388 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $19,238 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

The Company issued 90,000 shares of its common stock and a convertible promissory note in the amount of $225,000 with interest payable at 10% per annum in March 2010. The Note matures in March of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $225,000 debt plus the $0.40 fair market value of the 90,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $225,000 debt and the value of the 90,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $162,932 toward the debt and $31,034 to the shares and $31,034 to the beneficial conversion feature. The $31,034 value of the shares and the $31,034 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $33,614 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in April 2010. The Note matures in April of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $50,500 debt plus the $0.40 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $36,568 toward the debt and $6,966 to the shares and $6,966 to the beneficial conversion feature. The $6,966 value of the shares and the $6,966 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $6,383 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 8:  STOCKHOLDERS’ EQUITY – continued

The Company issued 22,880 shares of its common stock and a convertible promissory note in the amount of $57,200 with interest payable at 10% per annum in May 2010. The Note matures in May of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share. The value of the $57,200 debt plus the $0.30 fair market value of the 22,880 shares at the date of the agreement was prorated to arrive at the allocation of the original $57,200 debt and the value of the 22,880 shares and the beneficial conversion feature. The computation resulted in an allocation of $44,942 toward the debt and $6,129 to the shares and $6,129 to the beneficial conversion feature. The $6,129 value of the shares and the $6,129 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $7,661 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in June 2010. The Note matures in June of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.18 per share. The value of the $100,000 debt plus the $0.18 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $86,568 toward the debt and $6,716 to the shares and $6,716 to the beneficial conversion feature. The $6,716 value of the shares and the $6,716 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $7,216 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

On July 19, 2010 the Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in July of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.13 per share. The value of the $100,000 debt plus the $0.13 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $95,057 toward the debt and $4,943 to the shares and $4,943 to the beneficial conversion feature. The $4,943 value of the shares and the $4,943 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,060 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

On August 20, 2010 the Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in 2010. The Note matures in August of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $150,000 debt plus the $0.09 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $144,788 toward the debt and $5,212 to the shares and $5,212 to the beneficial conversion feature. The $5,212 value of the shares and the $5,212 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,085 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

On September 14, 2010 the Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in 2010. The Note matures in September of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.12 per share. The value of the $150,000 debt plus the $0.12 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $143,130 toward the debt and $6,870 to the shares and $6,870 to the beneficial conversion feature. The $6,870 value of the shares and the $6,870 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $570 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2010 (unaudited) and the year ended December 31, 2009

NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2009, the Company had the following non-cash investing and financing activities:

●	Issued 373,333 shares of Common Stock as payment against Accounts Payable of $114,500, increasing Common Stock by $373, Paid In Capital by $115,093 and Loss on Settlement of Debt by $967.

●
Converted 95,000 share of Preferred Stock into 10,857,142 shares of Common Stock, decreasing Preferred Stock by $95, Preferred Stock Redeemable by $3,182,405, and Accrued Interest by $171,628, while increasing Common Stock by $10,857, Paid In Capital by $3,800,095, and Loss on Settlement of Debt by $456,824.

During the nine months ended September 30, 2010, the Company had the following non-cash investing and financing activities:

●
Converted $50,000 and $7,499 worth of Convertible Debt and Accrued Interest, respectively, into 143,750 shares of Common Stock, increasing Common Stock by $144 and Additional Paid in Capital by $57,355.

●	Recognized Debt Discounts on Convertible Debt of $187,024 and increased Common Stock by $413 and Additional Paid in Capital by $186,611.

NOTE 10:  SUBSEQUENT EVENTS

In October 2010 the Company issued 105,000 shares to a consultant for services valued at the closing trading price of $0.11 per share or $11,550.

In October 2010 the Company issued 76,923 shares as payment against Accounts Payable valued at the closing trading price of $0.13 per share or $10,000.

In October 2010 the Company issued 269,928 shares as payment against Accounts Payable valued at the closing trading price of $0.18 per share or $48,587.

In October 2010 the Company issued 195,000 shares as payment against Stock Based Consulting Fees Payable valued at the closing trading price of $0.14 per share or $27,300.

In October 2010 the Company issued 9,781 shares as payment against Stock Based Consulting Fees Payable valued at the closing trading price of $0.14 per share or $1,369.

In October 2010 the Company received $1,215,000 grant funds for Research to Develop and Test an Advanced Resorbable Brachytherapy Seed Research.

In November 2010 the Company received notification it is to receive $488,958 grant funds for qualified investments in Brachytherapy and Molybdenum 99 research.

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

We are also engaged in a number of collaborative efforts with U.S. national laboratories and universities, along with several international teaming partners.  These collaborative effort projects include complementary isotope manufacturing technologies as well as isotope devices.  We have entered into agreements to produce isotopes in conjunction with the University of Missouri at Columbia, Pacific Northwest National Laboratory, operated by Battelle, and the University of Utah. These regional university centers will allow us to become a local supplier for the short-lived isotopes like Fluorine 18 as well as being a domestic supplier of several other isotopes in demand by the medical community.

In January 2008, we entered into a five-year agreement with Central Pharmaceutical Services, Inc. (“CRS”) for the joint production and marketing of Indium-111, an isotope used in specialized diagnostic imaging applications. CRS is an advanced biomedical research and development facility established by the State University of New York at Buffalo. By labeling In-111 to antibodies and peptides that transport it to specific parts of the body, physicians can image colorectal cancer, prostate cancer, and neuro-endocrine tumors. In-111 can also be used to radiolabel white blood cells, platelets and red blood cells for diagnostic purposes.  The comprehensive agreement with CRS is designed to enable us to complement production capacity of a variety of high-value medical isotopes with our Kennewick, Wash. facility.  Several other radio-chemicals are also under consideration for production in the near future at the Buffalo, N.Y. facility.  The agreement with CRS allows for the initial product to be Indium-111, a radioisotope produced from the stable isotope cadmium-112. CRS will provide irradiation facilities as well as production expertise and chemical syntheses. As of November 30, 2009 the Company reached a Settlement and Mutual Release Agreement with CRS thereby terminating this five-year agreement.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Manufacturing - continued

In June 2008, we entered into a research agreement with the University of Missouri related to the production of radio isotopes.  Pursuant to the research agreement, we will pay total project costs that will not exceed $75,000.  We also entered into a one year option agreement in June 2008, which was extended for another year in June 2009, with the University of Missouri.  The option agreement gives us the option to enter into a licensing agreement to utilize certain intellectual property held by the University of Missouri for the production of medical, research, and industrial radioisotopes.  In May 2010, we exercised our option agreement by entering into a license agreement with the University of Missouri. This license agreement calls for an upfront license fee and a royalty based on a percent of net sales for licensed products sold. If the University of Missouri’s intellectual property functions as early analysis have indicated, this production facility could be a manufacturing source of critical health care radio isotopes.

In August 2010, we entered into an exclusive license agreement with Battelle Memorial Institute related to patents for the production of radio isotopes. This license agreement calls for an upfront license fee and a royalty based on a percent of net sales for licensed products sold; however the license agreement contains a minimum royalty amount to be paid each year starting with 2012. If the University of Missouri’s intellectual property functions as early analysis have indicated, this production facility could be a manufacturing source of critical health care radio isotopes.

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

Employees

As of September 30, 2010, we had five full time employees.  At any given time, we utilize eight to ten independent contractors to assist with the company operations.  We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

Research and Development / Intellectual Property

The Company made a $10,000 investment in 2010 for a patent license regarding its technology for the production of Brachytherapy. The amortization of this patent was computed using the straight-line method over a three year estimated useful life.

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

Research and Development / Intellectual Property - continued

The Company made a $10,000 investment in 2010 for a patent license regarding its technology for the production of Mo-99. The amortization of this patent was computed using the straight-line method over a three year estimated useful life.

Results of Operations

The following table sets forth information from our statements of operations for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenues	$310,153	$242,387
Cost of goods sold	55,782	95,706
Gross profit	254,371	146,681
Operating expenses	2,687,156	2,093,267
Operating loss	(2,432,785)	(1,946,586)
Non-operating expenses	-	(573,344)
Interest expense	(624,743)	(589,839)
Net income (loss)	$(3,057,528)	$(3,109,769)

Details related to Revenues and Cost of Goods Sold for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenues
Consulting	$139,393	4,900
Stable Isotopes	-	$72,787
F-18	170,760	164,700
Total Revenue	$310,153	$242,387

Cost of Goods Sold
Stable Isotopes	$-	$53,080
F-18	55,782	42,626
Total Cost of Goods Sold	$55,782	$95,706

Revenue

Revenue was $310,153 for the nine months ended September 30, 2010 and $242,387 for the nine months ended September 30, 2009. During 2007 we began our stable isotope marketing program which was acquired through the purchase of the Life Science division of Isonics, Inc. During the nine months ended September 30, 2009, we continued the stable isotope marketing program generating $72,787 revenues for that period compared to $0 for the nine months ended September 30, 2010 revenues attributable to stable isotopes. The reason for the reduction in stable isotope sales has been due to the decrease in profitability of sales of stable isotopes. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008, accounting for $170,760 of the total nine months ended September 30, 2010 and for $164,700 of the total nine months ended September 30, 2009 revenues. During the nine months ended September 30, 2010 we began generating consulting revenue, which accounted for 44.9% of the total revenues for those nine months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2010 and 2009 was $55,782 and $95,706, respectively. The $55,782 cost of goods sold for the nine months ended September 30, 2010, 18.0% of total revenues, was our costs for the F-18 production (consisting mostly of supplies). The $95,706 cost of goods sold for the nine months ended September 30, 2009, 39.5% of total revenues consisted of costs for both the F-18 production (consisting mostly of supplies) and the sale of stable isotopes. The reason for the decrease in the cost of goods sold percentage from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was mostly due to the elimination of the sale of stable isotopes which has ceased to be as profitable as it had been in the past and for the increase in Consulting income which requires no cost of goods sold.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 and 2009 was $2,687,156 and $2,093,267 respectively.  The increase in operating expenses from 2009 to 2010 can be attributed largely to the increase in professional fees from $621,127 to $1,256,164, increase in payroll expenses from $300,263 to $469,795, increase in general and administrative expenses from $348,229 to $399,023 and a decrease in stock options granted from $395,018 to $137,886.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Depreciation and amortization expense	$408,331	$422,003
Professional fees	1,256,164	621,127
Stock options granted	137,886	395,018
Payroll expenses	469,795	300,263
General and administrative expenses	399,023	348,229
Sales and marketing expense	15,957	6,627
	$2,687,331	$2,093,267

Non-Operating Expense

Non operating expense for the nine months ended September 30, 2010 and 2009 was $0.00 and $573,344, respectively. The decrease in non-operating loss is due to an decrease in loss on settlement of debt ($606,945 for the nine months ended September 30, 2009 versus $0 for the nine months ended September 30, 2010).

Net Loss

Our net loss for the nine months ended September 30, 2010 and 2009 was $3,057,528, and $3,109,769, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table sets forth information from our statements of operations for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Revenues	$107,490	$102,245
Cost of goods sold	25,844	44,607
Gross profit	81,646	57,638
Operating expenses	1,043,131	852,030
Operating loss	(961,485)	(794,392)
Non-operating expenses	-	-
Interest expense	(220,030)	(209,514)
Net income (loss)	$(1,181,515)	$(1,003,906)

Details related to Revenues and Cost of Goods Sold for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Revenues
Consulting	$52,530	$-
Stable Isotopes	-	39,245
F-18	54,960	63,000
Total Revenue	$107,490	$102,245

Cost of Goods Sold
Stable Isotopes	$-	$30,677
F-18	25,844	13,930
Total Cost of Goods Sold	$25,844	$44,607

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Revenue

Revenue was $107,490 for the three months ended September 30, 2010 and $102,245 for the three months ended September 30, 2009. During 2007 we began our stable isotope marketing program which was acquired through the purchase of the Life Science division of Isonics, Inc. During the three months ended September 30, 2009, we continued the stable isotope marketing program generating $39,245 revenues for that period compared to $0 for the three months ended September 30, 2010 revenues attributable to stable isotopes. The reason for the reduction in stable isotope sales has been due to the decrease in profitability of sales of stable isotopes. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008, accounting for $54,960 of the total three months ended September 30, 2010 and for $63,000 of the total three months ended September 30, 2009 revenues. During the three months ended September 30, 2010 we began generating consulting revenue, which accounted for 48.9% of the total revenues for those three months.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2010 and 2009 was $25,844 and $44,607, respectively. The $25,844 cost of goods sold for the three months ended September 30, 2010, 24.0% of total revenues, was our costs for the F-18 production (consisting mostly of supplies). The $44,607 cost of goods sold for the three months ended September 30, 2009, 43.6% of total revenues consisted of costs for both the F-18 production (consisting mostly of supplies) and the sale of stable isotopes. The reason for the decrease in the cost of goods sold percentage from the three months ended September 30, 2009 to the three months ended September 30, 2010 was mostly due to the elimination of the sale of stable isotopes which has ceased to be as profitable as it had been in the past and for the increase in Consulting income which requires no cost of goods sold.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 and 2009 was $1,043,131 and $852,030 respectively.  The increase in operating expenses from 2009 to 2010 can be attributed largely to the cost of Professional fees ($675,561 for the three months ended September 30, 2010 versus $318,628 for the three months ended September 30, 2009), Payroll Expenses ($124,670 for the three months ended September 30, 2010 versus $92,306 for the three months ended September 30, 2009), and a decrease in Stock Options Granted ($0 for the three months ended September 30, 2010 versus $183,746 for the three months ended September 30, 2009).

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Depreciation and amortization expense	$136,714	$140,668

Professional fees	675,561	318,628
Stock options granted	-	183,746
Payroll expenses	124,670	92,306
General and administrative expenses	106,186	115,482
Sales and marketing expense	-	1,200
	$1,043,131	$852,030

Non-Operating Expense

Non operating expense for the three months ended September 30, 2010 and 2009 was $220,030 and $209,514, respectively. The increase in non-operating loss is due to an increase in interest expense ($220,030 for the three months ended September 30, 2010 versus $209,514 for the three months ended September 30, 2009).

Net Loss

Our net loss for the three months ended September 30, 2010 and 2009 was $1,181,515, and $1,003,906, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At September 30, 2010, we had negative working capital of $4,958,382, as compared to $4,148,647 at December 31, 2009. During the nine months ended September 30, 2010 we experienced negative cash flow from operations of $819,706, and we expended $74,586 for investing activities while adding $1,412,721 from financing activities.  As of September 30, 2010, we had $3,409 commitments for capital expenditures.

We have generated material operating losses since inception. We have incurred a net loss of $20,334,333 from inception through September 30, 2010, including a net loss of $1,181,515 for the three months ended September 30, 2010. We expect to continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

Based on the current cash run rate, approximately $1,000,000 will be needed to fund operations for an additional year. As disclosed in the risk factors, we are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond.  We will need to raise an additional $15,000,000 in the next year to develop new isotope manufacturing centers and complete our aggressive growth plans.  We may, however, choose to modify our growth and operating plans to the extent of available funding, if any.

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

Contractual Obligations (payments due by period)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$1,567,201	$405,218	$1,051,031	$110,952	$-
Production center lease	101,230	53,613	47,617	-	-
Corporate office lease	8,200	8,200	-	-	-
License agreement with Regents of the University of California	385,000	25,000	120,000	180,000	60,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007. The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

For the nine months ended September 30, 2010 and the year ended December 31, 2009, we had no long term liability reported on the financial statements due to the Company being out of compliance with the terms of the debt and therefore being subjected to the possibility of the entire loan being called due. The long term liability is related to two capital lease obligations we obtained in September 2007 that are secured by equipment and the personal guarantee of the two major shareholders. The lease allowed the company to acquire a Pulsar 7 PET Isotope Production System and ancillary equipment.

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

Revenue for the three months ended September 30, 2010 was derived from the sales of Floride 18 produced with the Linear Accelerator Oxygen 18, which is used in the production of medical isotopes and from Consulting services provided. Revenue for the three months ended September 30, 2009 consisted of the sales of Oxygen 18 (Stable Isotopes) and Floride 18 and Consulting services. The Company recognizes revenue once an order has been received and shipped to the customer. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

Item 4.   Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during this current fiscal quarter (our third fiscal quarter of 2010) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock sale

The Company issued 5,000,000 shares of common stock for $0.10 per common stock share for total proceeds of $500,000 during the three months ended September 30, 2010.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Common stock issued for services and other

The company issued 2,500,000 shares of common stock with a total fair market value of $425,000 during the three months ended September 30, 2010. The fair market value of the shares issued was $0.17. The shares were issued for $425,000 in services.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Common stock issued for convertible debt

On July 19, 2010 the Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in July of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.13 per share. The value of the $100,000 debt plus the $0.13 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $95,057 toward the debt and $4,943 to the shares and $4,943 to the beneficial conversion feature. The $4,943 value of the shares and the $4,943 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,060 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On August 20, 2010 the Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in 2010. The Note matures in August of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $150,000 debt plus the $0.09 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $144,788 toward the debt and $5,212 to the shares and $5,212 to the beneficial conversion feature. The $5,212 value of the shares and the $5,212 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,085 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. - continued

On September 14, 2010 the Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in 2010. The Note matures in September of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.12 per share. The value of the $150,000 debt plus the $0.12 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $143,130 toward the debt and $6,870 to the shares and $6,870 to the beneficial conversion feature. The $6,870 value of the shares and the $6,870 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $570 has been recognized in the accompanying financial statements for the nine months ending September 30, 2010. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 2, 2010	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer