Form 10-K
period 2010-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2011-03-01
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 0-53497

(Exact name of registrant as specified in charter)

Delaware	80-0138937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6208 W Okanogan Ave, Kennewick WA 99336

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2010 based on the price at which the common equity was last sold on such date was approximately $13,215,345.   Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 1, 2011, there were 68,134,150 shares of the registrant’s Common Stock outstanding.

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

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility located in Kennewick, Washington. Through this facility and the use of a proton linear accelerator, on June 30, 2008 we began offering regional distribution of F-18 (FDG).

On October 28, 2010, the Company received $1,215,000 net proceeds from the Department of Energy grant for the Proposed Congressionally Directed Project entitled “Research to Develop and Test an Advanced Resorbable Brachytherapy Seed Research for Controlled Delivery of Yttrium-90 Microspheres in Cancer Treatment.” This grant reimburses the Company for anticipated expenditures related to the development of its Brachytherapy project over the period April 1, 2010 through March 31, 2012. The Company projects this project could cost approximately $5,500,000 however recognizes the costs could be as high as $8,000,000 before it gets to production.

On October 29, 2010, the Company received notification it had been awarded $244,479 grant funds from the Qualified Therapeutic Discovery Project Program for this same Brachytherapy Project. The $244,479 grant was received February 4, 2011. This grant reimburses the Company for eligible expenditures made during the twelve months ended December 31, 2010.

ITEM 1.                       BUSINESS. - continued

General Development of Business - continued

On October 29, 2010, the Company received notification it had been awarded $244,479 grant funds from the Qualified Therapeutic Discovery Project Program for the Molybdenum Project. On December 3, 2010, the Company received $205,129 and the remaining $39,350 of the grant was received February 4, 2011. The grant funds received in 2010 reimburses the Company for eligible expenditures made during the twelve months ended December 31, 2009.

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

Radiopharmaceuticals:

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

F-18 FDG: We currently offer regional distribution of F-18 FDG from our Kennewick, WA production facility.  Other regional production facilities are being considered throughout the U.S. and abroad.

ITEM 1.                       BUSINESS. - continued

Products - continued

Radiochemicals:

 F-18:  We currently offer regional distribution of F-18 from our Kennewick, WA production facility.   Other regional production facilities are planned throughout the U.S. and abroad.  This is the primary PET imaging isotope. It is used for medical diagnostic purposes, such as cancer detection, heart imaging, and brain imaging.

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

Status of New Products

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

ITEM 1.                       BUSINESS. - continued

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

We are also engaged in a number of collaborative efforts with U.S. national laboratories and universities, along with several international teaming partners.  These collaborative effort projects include complementary isotope manufacturing technologies as well as isotope devices.  We have entered into agreements to produce isotopes in conjunction with the University of Missouri at Columbia, Pacific Northwest National Laboratory, operated by Battelle, and the University of Utah. These regional university centers allow us to become a local supplier for the short-lived isotopes like Fluorine 18 as well as being a domestic supplier of several other isotopes in demand by the medical community.

 In May 2008, we entered into a research agreement with the University of Utah related to the use of brachytherapy seeds for cancer treatments.  Pursuant to the research agreement, we will pay total project costs that will not exceed $45,150.  We plan to work with the University of Utah to develop and manufacture cancer treatments using brachytherapy seeds.

In June 2008, we entered into a research agreement with the University of Missouri related to the production of radio isotopes.  Pursuant to the research agreement, we will pay total project costs that will not exceed $75,000.  We also entered into a one year option agreement in June 2008, which was extended for another year in June 2009, with the University of Missouri.  The option agreement gives us the option to enter into a licensing agreement to utilize certain intellectual property held by the University of Missouri for the production of medical, research, and industrial radioisotopes.  In May 2010, we exercised our option agreement by entering into a license agreement with the University of Missouri. This license agreement calls for an upfront license fee and a royalty based on a percent of net sales for licensed products sold. If the University of Missouri’s intellectual property functions as early analysis have indicated, this production facility could be a manufacturing source of critical health care radioisotopes.

In August 2010, we entered into an exclusive license agreement with Battelle Memorial Institute related to patents for the production of radioisotopes. This license agreement calls for an upfront license fee and a royalty based on a percent of net sales for licensed products sold; however the license agreement contains a minimum royalty amount to be paid each year starting with 2012.

ITEM 1.                       BUSINESS. - continued

Competitors

The suppliers of radioisotopes for diagnosis, treatment, and research for a wide variety of diseases, in particular cancer, vary in size and product offerings.  Competition is limited because there are many barriers to entry, including regulatory hurdles, including licensing, government approvals and capital outlays associated with starting an isotope company.  Many current competitors are international companies.

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

Employees

As of December 31, 2010, we had fourteen employees.  At any given time, we utilize eight to ten independent contractors to assist with the company operations.  We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

Raw Materials

Some of the materials used in the products we manufacture are currently available only from a limited number of suppliers; many of which are from international suppliers.  We obtain many of our stable isotopes from suppliers in Russia.  The Company plans to expand the availability of its supplies and products utilizing manufacturing capability at reactors located at the U.S. Department of Energy's National Laboratories (“National Laboratories”) as well as production capabilities at various universities and foreign countries other than Russia.  This strategy will reduce the risk associated with concentrating isotope production at a single facility.  We obtain supplies, hardware, handling equipment and packaging from several different U.S. suppliers.

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

Our sales for 2010 consisted of F-18 (61.3% of total revenues) and Consulting Income (38.7% of total revenues). We had no sales of stable isotopes in 2010 due to the decrease in profit margins for that product; however we are looking into selling more stable isotopes in 2011 and beyond due to the possibility of obtaining lower prices from our vendors. Sales of F-18 for 2010 were 100% to one customer located close to the production facility. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this Consulting.

The company is also working with United Pharmacy Partners Inc (UPPI). UPPI has a network of approximately 120 nuclear pharmacies within the United States. We have entered into an affiliation agreement with UPPI to provide to the UPPI network preferred prices and special terms and conditions for certain products that we anticipate to manufacture or re-sell during 2011.

ITEM 1.                       BUSINESS. - continued

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

2008	$10,000	*
2009	$15,000	*
2010	$15,000	*
2011	$45,000
2012 and each year thereafter	$60,000
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

Research and Development / Intellectual Property

We spent approximately $1,168,422, $67,006 and $90,150 during the years ended December 31, 2010, 2009 and 2008, respectively, on research and development.  The costs incurred in 2008 and 2009 were to a University for tests involved in the making of isotopes. The costs incurred in 2010 consisted of $513,416 towards the Brachytherapy Project and $655,006 towards the Molybdenum Project. The costs expensed to the twelve months ended December 31, 2010 consist of the following:

	Brachytherapy	Molybdenum
Supplies	$623	$2,342
Amortization	1,666	1,944
Conferences & seminars	639	13,968
Dues & subscriptions	-	1,395
Marketing	9,500	314
Office Supplies	87	2,927
Payroll and benefits	17,496	19,560
Consulting fees	119,457	77,476
Consulting fees – stock based	362,250	472,402
Legal fees	-	4,000
Stock options granted	950	14,250
Telephone	508	2,870
Travel	240	41,558
Total	$513,416	$655,006

ITEM 1.                       BUSINESS. - continued

Research and Development / Intellectual Property- continued

Additionally the Company has made, through acquisitions, the following investments in patent licenses and intellectual property during 2007:

·
$75,000 investment in 2007 for a patent license, good for the life of the patent due to expire in 2027, for the production of Actinium 225. The patent concerns methods and processes directed to the preparation of Actinium-225 and daughters having high radiochemical and radionuclidic purity.  These isotopes may be used for the preparation of therapeutic radiopharmaceuticals such as those containing monoclonal antibodies, proteins, peptides, antisense, statin, natural products and hormones.  Additionally, the alpha-emitting radionuclide Actinium-225 and its daughters may be used for both therapeutic and diagnostic purposes;

·	$3,040,000 of preferred stock issuance for a patent license, good for the life of the patent, of a Neutron Generator; and

·
$658,750 for the purchase of a company in order to acquire the rights of intellectual property related to the process for the production of isotopes, customer lists, contracts and agreements with third party companies, and certain equipment.

Additionally the Company has made the following investments in patent licenses and intellectual property during 2010:

The Company made a $10,000 investment in 2010 for a patent license regarding its technology for the production of Mo-99. In May 2010 the Company entered into a License Agreement for the Patent Rights in the area of radioisotope production using electron beam accelerator(s) for creating short lived radioisotopes such as molybdenum-99 and technetium-99 with the University of Missouri. This Agreement calls for a $10,000 nonrefundable fee paid upon execution, a royalty agreement on sales, and an equipment licensing fee on equipment sales. Additionally the Agreement calls for a milestone payment of $250,000, due and payable five years after execution of this agreement and a milestone payment of $250,000, due and payable upon reaching $50,000,000 in cumulative net sales. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life.
·
·
The Company made a $10,000 investment in 2010 for an exclusive patent license with Battelle Memorial Institute regarding its technology for the production of Brachytherapy. In September 2010 the Company entered into a License Agreement for the Patent Rights in the area of a resorbable brachytherapy seed. This Agreement calls for a $10,000 nonrefundable fee upon execution, a royalty agreement on sales and on funds received from any sublicenses. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life. Additionally the Agreement calls for a minimum annual fee  as follows:

·
Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000
2014	$7,500
2015	$10,000
2016 and each calendar year thereafter	$25,000

The amortization of these items is computed using the straight-line method over the following estimated useful lives:

o	Intellectual property ……….. 3 years
o	Contracts and agreements …. 3 years
o	Customer lists ……………… 2 years

ITEM 1.                       BUSINESS. – continued

Research and Development / Intellectual Property- continued

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

We have a limited operating history upon which you can base an evaluation of our business and prospects.  As a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties to which our business is subject.  To address these risks and uncertainties, we must do the following:

·           Successfully execute our business strategy;
·           Respond to competitive developments; and,
·           Attract, integrate, retain and motivate qualified personnel.

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

We have increasing cash requirements.

We have generated material operating losses since inception.  We have incurred a net loss of $18,444,790 from January 1, 2006 through December 31, 2010, including a net loss of $4,055,026 for the year ended December 31, 2010 and $3,991,994 for the year ended December 31, 2009.  We expect to continue to experience net operating losses.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next 12 months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  If we are unable to generate profits and unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

We were in default on our capital lease obligations.

We have two capital lease obligations for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007.  The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We were in default on the capital lease obligations as of December 31, 2009 due to failure to maintain the minimum debt service coverage ratio identified in the leases.  Accordingly we recorded the entire value of the leases as a current obligation for the year ended December 31, 2009.   However the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010 and, accordingly, recognized current and long-term portions of the lease on its balance sheet at December 31, 2010.

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

We currently obtain O-18 through international sources.  The amount of O-18 that can be produced from a given source is limited by the power level and volume available within the reactor for irradiating targets.  There is no assurance that the Company will have a continuing sufficient supply of O-18 and if sufficient supplies are attained, we will need to increase our manufacturing staff.

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

ITEM 1A.                       RISK FACTORS. - continued

RISKS RELATED TO OUR COMMON STOCK

There is a limited public market for our common stock.  Failure to develop or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for shareholders to sell their shares

To date there is a limited trading market in our common stock on the OTC Bulletin Board and Pink Sheets.  Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us.  The market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

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

Our directors, executive officers and principal shareholders beneficially own approximately 54.7% of the outstanding shares of our common stock.  Our shareholders do not have cumulative voting rights with respect to the election of directors.  If our principal shareholders vote together, they could effectively elect all of our directors.

The issuance of shares upon exercise of derivative securities may cause immediate and substantial dilution to our existing shareholders.

We have outstanding options and warrants for the issuance of 9,295,912 shares as of the year ended December 31, 2010.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.  The issuance of shares upon the exercise of warrants and options may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise.  The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

ITEM 1A.                       RISK FACTORS. - continued

RISKS RELATED TO OUR COMMON STOCK

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

On July 17, 2007, the Company entered into a lease at 6211 West Okanogan Avenue, Kennewick Washington, 99336 to be used as the Company’s production center.  The term of the lease was five years and it commenced on August 1, 2007.  Monthly rent for the first year of tenancy was $3,500.  Under the terms of the lease, the monthly rent would increase 8% each year so that monthly rent for the year beginning August 1, 2008 was $3,780, monthly rent for the year beginning August 1, 2009 was $4,082 and August 1, 2010 was $4,408.  The landlord of this space is a non-affiliated shareholder of the Company, though one that holds less than 5 percent of the total outstanding shares.

Additionally, in June 2008, the Company entered into two 12-month leases for its corporate offices with three 4-month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements call for monthly rental payments of $2,733 and $2,328 per month respectively. Effective November 1, 2009, the Company terminated that portion of the lease agreements consisting of the $2,328 per month payment.

ITEM 3.                       LEGAL PROCEEDINGS.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and the Registrant does not know nor is it aware of any legal proceedings threatened or contemplated against it.

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

During the fourth quarter of 2010, there were no matters submitted to a vote of the shareholders.

PART II

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “ADMD.OB.”  The following table sets forth, in U.S. dollars the high and low bid prices for each of the calendar quarters indicated, as reported by the Bulletin Board for the past two fiscal years.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Bid Prices
	High	Low
2010
Quarter ended December 31	$0.48	$0.11
Quarter ended September 30	0.23	0.09
Quarter ended June 30	0.47	0.14
Quarter ended March 31	0.57	0.20

2009
Quarter ended December 31	$0.65	$0.29
Quarter ended September 30	0.39	0.18
Quarter ended June 30	0.35	0.21
Quarter ended March 31	0.50	0.27

Holders

As of March 1, 2011 there were 68,134,150 shares of common stock outstanding and approximately 180 stockholders of record.

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

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any compensation plan under which equity securities are authorized for issuance.  We have however granted and issued options and warrants to purchase and acquire shares of our common stock.  The following table sets forth information as of December 31, 2010 and 2009, with respect to our equity compensation plans previously approved by shareholders and equity compensation plans not previously approved by shareholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	0		$0		0
Equity compensation plans not approved by stockholders	7,775,000		$0.24		0
Total	7,775,000	(1)	$0.24	(1)	0

(1) This information is provided in conjunction with the instructions to Paragraph (d) as required for Item 201 of  Regulation S-K.  While there are no equity compensation plans in general, the Company does have individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

Recent Sales of Unregistered Securities

In October 2010 the Company issued 551,632 restricted shares of its common stock in exchange for services of $56,698 and accrued liabilities of $68,250.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In December 2010 the Company issued 5,784,792 restricted shares of its common stock in exchange for a conversion of $825,000 in convertible notes plus $70,138 of accrued interest. No underwriters were used.  The securities and convertible note were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto.

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Subsequent to the Period Covered by this Report

 In January 2011 the Company issued 102,000 restricted shares of its common stock in exchange for services of $30,600.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In January 2011 the Company issued 156,167 restricted shares of its common stock for liabilities accrued as of December 31, 2010.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

In February 2011 the Company issued 60,000 restricted shares of its common stock in exchange for services of $18,000. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 6.                       SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.

Comparison for the Year Ended December 31, 2010 and December 31, 2009

The following table sets forth information from our statements of operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues	$360,613	$320,363
Cost of goods sold	70,130	125,685
Gross profit	290,483	194,678
Operating expenses	4,015,822	2,744,327
Operating loss	(3,725,339)	(2,549,649)
Non-operating income (expenses)
Loss on sale of assets	(10,000)	-
Net gain (loss) on settlement of debt	27,500	(602,718)
Recognized income from grants	512,466	-
Interest income	599	-
Interest expense	(860,252)	(839,627)
Net income (loss)	$(4,055,026)	$(3,991,9954)

Revenue

Revenue was $360,613 for the year ended December 31, 2010 and $320,363 for the year ended December 31, 2009.  The increase was the result of consulting revenues.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $221,220 of the total twelve months ended December 31, 2010 revenues and $225,300 of the total twelve months ended December 31, 2009 revenues.  Revenues for F-18 were lower in the twelve months ended December 31, 2010 as a result of a reduction in price to our sole customer effective April 2010. The number of doses sold increased for the twelve months ended December 31, 2010 over the twelve months ended December 31, 2009, however due to the drop in price effective April 2010 the revenue dollars decreased. Stable isotope sales were $0 and $95,063 for the twelve months ended December 31, 2010 and 2009 respectively.  The Company discontinued the sale of stable isotopes in the twelve months ended December 31, 2009 due to the reduction in profitability of that line of product. Consulting revenues consisted of $139,393 and $0 of the total twelve months ended December 31, 2010 and 2009 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this Consulting.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Cost of Goods Sold

Cost of goods sold for the twelve months ended December 31, 2010 was $70,130.  Cost of Goods Sold for the twelve months ended December 31, 2009 was $125,685.   The cost of goods sold of $69,466 for the twelve months ended December 31, 2010, equal to 19.4% of total revenues, consists of F-18 costs.  The $125,685 cost of goods sold for the twelve months ended December 31, 2009, equal to 39.2% of total revenues, consists of $69,178, 72.8% of associated revenues for stable isotopes and $56,507, 25.1% of associated revenues for F-18 production (consisting mostly of supplies).  The reason for the overall decrease in the cost of goods sold percentage from the twelve months ended December 31, 2009 (39.2%) to the twelve months ended December 31, 2010 (19.4%) was due to the Company incurring no stable isotope sales, which had an increasingly lower gross margin, and an increase in Consulting revenue which has no cost of goods sold associated with it. The reason for the overall increase in the cost of goods sold percentage for F-18 sales from the twelve months ended December 31, 2009 (25.1%) to the twelve months ended December 31, 2010 (31.7%) was an increase in the volume of production and distribution of F-18, although the sales dollars were less due to a decrease in the sales price.

	Twelve months ended December 31, 2010				Twelve months ended December 31, 2009
	F-18		Consulting Revenue		F-18		Stable Isotopes
Revenues	$221,220	100%	$139,393	100%	$225,300	100%	$95,063	100%
Cost of goods sold	$70,130	31.7%	$-	-%	$56,507	25.1%	$69,178	72.8%

 Operating Expenses

Operating expenses for the twelve months ended December 31, 2010 and 2009 were $4,015,822 and $2,744,327 respectively.  The increase in operating expenses from 2009 to 2010 can be attributed largely to professional fees ($1,492,883 for the twelve months ended December 31, 2010 versus $766,861 for the twelve months ended December 31, 2009), impairment expense ($150,000 for the twelve months ended December 31, 2010), and payroll expense ($853,641 for the twelve months ended December 31, 2010 versus $433,175 for the twelve months ended December 31, 2009) partially offset by a decrease in stock options granted ($400,535 for the twelve months ended December 31, 2010 versus $480,024 for the twelve months ended December 31, 2009).

Operating expenses for the twelve months ended December 31, 2010 and 2009 consists of the following:

	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009
Depreciation and amortization expense	$545,192	$562,671
Impairment expense	150,000	-
Professional fees	1,492,883	766,861
Stock options granted	400,535	480,024
Payroll expenses	853,641	433,175
General and administrative expenses	544,499	494,969
Sales and marketing expense	29,072	6,627
	$4,015,822	$2,744,327

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Non-Operating Income (Expense)

Non operating income (expense) for the twelve months ended December 31, 2010 varied from the twelve months ended December 31, 2009 primarily due to a $27,500 net gain on settlement of debt in 2010 versus a $602,718 net loss in settlement of debt in 2009 and $512,466 of recognized income from grants in 2010 versus $0 in 2009.

Non-Operating income (expense) for the twelve months ended December 31, 2010 and 2009 consists of the following:

	Twelve months ended December 31, 2010	Twelve months ended December 31, 2009
Interest expense	$(860,252)	$(839,627)
Loss on sale of assets	(10,000)	-
Net gain (loss) on settlement of debt	27,500	(602,718)
Recognized income from grants	512,466	-
Interest income	599	-
	$(329,687)	$(1,442,345)

Income from Grants

On October 28, 2010, the Company received $1,215,000 net proceeds from the Department of Energy grant for the Proposed Congressionally Directed Project entitled “Research to Develop and Test an Advanced Resorbable Brachytherapy Seed Research for Controlled Delivery of Yttrium-90 Microspheres in Cancer Treatment.” This grant reimburses the Company for anticipated expenditures related to the development of its Brachytherapy project over the period April 1, 2010 through March 31, 2012. The Company projects this project could cost approximately $5,500,000 however recognizes the costs could be as high as $8,000,000 before it gets to production.

Additionally, on October 29, 2010, the Company received notification it had been awarded $244,479 grant funds from the Qualified Therapeutic Discovery Project Program for this same Brachytherapy Project. The $244,479 grant was received February 4, 2011. This grant reimburses the Company for eligible expenditures made during the twelve months ended December 31, 2010, up to the maximum $488,958 allowable expenditures available for this grant, and so the $244,479 has been recorded as a receivable as of December 31, 2010.

On October 29, 2010, the Company received notification it had been awarded $244,479 grant funds from the Qualified Therapeutic Discovery Project Program for the Molybdenum Project. On December 3, 2010, the Company received $205,129 and the remaining $39,350 of the grant was received February 4, 2011. The $205,129 grant funds received in 2010 reimburses the Company for eligible expenditures made during the twelve months ended December 31, 2009. And the $39,350 reimburses the Company for eligible expenditures made during the twelve months ended December 31, 2010, up to the maximum $488,958 for the years 2009 and 2010 allowable expenditures available for this grant. The $39,350 has been recorded as a receivable as of December 31, 2010.

The Company has chosen to recognize the grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet. For the twelve months ended December 31, 2010 the Company recognized $23,508 of the $1,215,000 Department of Energy grant as income with the remaining $1,191,492 recorded as deferred income as of December 31, 2010. The $23,508 recognized as of December 31, 2010 was for costs incurred for the twelve months ended December 31, 2010.

The Company fully recognized the $244,479 grant money received on both the Molybdenum tax grant and the Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Income from Grants - continued

As of December 31, 2010 the grant money received and grant money recognized as income and deferred income is:

	$1,215,000	$244,479	$244,479
	Brachytherapy Grant	Molybdenum Grant	Brachytherapy Grant	Total
Grant money received	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income from grants	23,508	244,479	244,479	512,466
Deferred income	$1,191,492	$-	$-	$1,191,492

Net Loss

Our net loss for the twelve months ended December 31, 2010 and 2009 was $4,055,026, and $3,991,994, respectively, as a result of the items described above.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2010

At December 31, 2010, we had negative working capital of $4,439,799, as compared to $4,148,647 at December 31, 2009.  During the twelve months ended December 31, 2010 we experienced negative cash flow from operations of $634,319, and we expended $24,377 for investing activities while adding $2,118,187 of cash flows from financing activities.  As of December 31, 2010, we had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $1,013,028 for the twelve month period ending December 31, 2009 to $634,319 for the twelve month period ending December 31, 2010.  Cash used in operating activities was primarily a result of our net loss, partially offset by non-cash items, such as amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  Cash used in investing activities decreased from $316,882 for the twelve month period ended December 31, 2009 to $24,377 for the twelve month period ended December 31, 2010.  Cash was used to acquire equipment and patents during the 2010 and 2009 twelve month periods.  This purchase of equipment and patents in 2010 was largely offset by the $125,000 received from the sale of a cyclotron. Cash provided from financing activities decreased from $1,280,841 for the twelve month period ending December 31, 2009 to $1,210,524 for the twelve month period ending December 31, 2010. The decrease in cash provided from financing activities was primarily a result of proceeds from increase in principal payments on capital lease and decrease in proceeds from convertible debt.

We have generated material operating losses since inception.  We have incurred a net loss of $18,444,790 from January 1, 2006 through December 31, 2010, including a net loss of $4,055,026 for the twelve months ended December 31, 2010.  We expect to continue to experience net operating losses.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

We have modified our growth and operating plans as a result of our continuing losses.  The going concern disclosure in Note 1 to our audited financial statements for the years ended December 31, 2010 and 2009 anticipated that we would need $1 million in funds over the next twelve months to maintain current operation activities.   As a result of changes to our business plans since the date of this filing, our current cash run rate is approximately $1 million.

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

We have generated material operating losses since inception.  We have incurred a net loss of $14,392,764 from January 1, 2006 through December 31, 2009, including a net loss of $3,991,995 for the twelve months ended December 31, 2009.  We expect to continue to experience net operating losses.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business. Cash provided from financing activities decreased from $1,280,841 for the twelve month period ending December 31, 2009 to $1,210,524 for the twelve month period ending December 31, 2010. The decrease in cash provided from financing activities was primarily a result of proceeds from increase in principal payments on capital lease and decrease in proceeds from convertible debt.

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

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Contractual Obligations (payments due by period as of December 31, 2010)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$1,434,509	$405,338	$981,450	$47,721	$-
Production Center Lease	$88,004	$54,672	$33,332	$-	$-
License Agreement with Regents of the University of California	$445,000	$40,000	$165,000	$180,000	$60,000 per year
License Agreement with Battelle Memorial Institute	$75,000	$-	$7,500	$42,500	$25,000 per year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007.  The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We were in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor.  We believed at the time of the issuance of the December 31, 2008 financial statements that we had remedied the default which existed at year end.  Accordingly we recorded a current and long term portion of the capital leases.  Subsequent to the issuance of the December 31, 2008 financial statements, we determined that more likely than not that it is in default of the terms of the capital leases.  Accordingly we recorded the entire value of the leases as a current obligation.  The Company was in default on the capital lease obligation as of December 31, 2009 due to failure to maintain the minimum debt service ratio identified in the lease.  However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010.

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated shareholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011.  During the year ended December 31, 2010 and 2009 the Company incurred rent expenses for this facility totaling $50,622 and $46,872, respectively.  In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2010 and 2009 the Company amortized $37,500 and $37,500, respectively, of this stock issuance and recognized it as rent expense.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Contractual Obligations (payments due by period as of December 31, 2010) - continued

Future minimum rental payments required under the Company’s current rental agreement in excess of one year as of December 31, 2010, are as follows:

Twelve months ended December 31, 2011	$54,672
Twelve months ended December 31, 2012	33,332
Twelve months ended December 31, 2013	-
Twelve months ended December 31, 2014	-
Total	$88,004

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew, but in no event will the lease extend beyond December 31, 2010.  The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas.  Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the twelve months ended December 31, 2010 and 2009 the Company incurred rent expenses for this facility totaling $32,800 and $56,076, respectively.

There are no future minimum rental payments required under this rental agreement because it expired as of December 31, 2010 and subsequent to that date the Company is renting this space on a month to month basis.

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

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2010, the Company has experienced no bad debt write offs from operations.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

·	Production equipment	3 to 7 years
·	Office equipment	2 to 5 years
·	Furniture and fixtures	2 to 5 years

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

The types of events and circumstances that management believes could indicate impairment are as follows:

·	A significant decrease in the market price of a live-lived asset.
·	A significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition.
·	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator.
·	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset.
·
A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

·	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

License Fees

The Company made an acquisition of a patent license in 2007, for the production of Actinium 225, from a related individual for common stock valued, at the time of acquisition, at $75,000. The cost of the patent license was capitalized as License Fees and amortized on the straight line basis over a three life. This license fee was fully amortized as of December 31, 2010.

The Company made a $10,000 investment in 2010 for a patent license regarding its technology for the production of Mo-99. In May 2010 the Company entered into a License Agreement for the Patent Rights in the area of radioisotope production using electron beam accelerator(s) for creating short lived radioisotopes such as molybdenum-99 and technetium-99 with the University of Missouri. This Agreement calls for a $10,000 nonrefundable fee paid upon execution, a royalty agreement on sales, and an equipment licensing fee on equipment sales. Additionally the Agreement calls for a milestone payment of $250,000, due and payable five years after execution of this agreement and a milestone payment of $250,000, due and payable upon reaching $50,000,000 in cumulative net sales. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life.

The Company made a $10,000 investment in 2010 for an exclusive patent license with Battelle Memorial Institute regarding its technology for the production of Brachytherapy. In September 2010 the Company entered into a License Agreement for the Patent Rights in the area of resorbable brachytherapy seed. This Agreement calls for a $10,000 nonrefundable fee upon execution, a royalty agreement on sales and on funds received from any sublicenses. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life. Additionally the Agreement calls for a minimum annual fee as follows:

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000
2014	$7,500
2015	$10,000
2016 and each calendar year thereafter	$25,000

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. – continued

Critical Accounting Policies - continued

License Fees – continued

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $5,693, and $25,000 for the years ended December 31, 2010, and 2009, respectively. Based on the license fees recorded at December 31, 2010, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $16,390, will be fully amortized during the year ending December 31, 2013. Future annual amortization is expected to be as follows:

Calendar Year	Annual Amortization
2011	$6,666
2012	$6,666
2013	$3,056

The Company periodically reviews the carrying values of patents and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Patents

Patent filing costs totaling $113,326, and $81,882, were capitalized during the twelve months ended December 31, 2010, and 2009; resulting in a total $219,803 of capitalized patents at December 31, 2010.  The patents are pending and are being developed, as such, they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal year ended December 31, 2009 consisted of both the sales of Oxygen 18 (staple isotope) and Flouride 18. Revenue for the fiscal year ended December 31, 2010 consisted of the sales of Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. – continued

Critical Accounting Policies - continued

Income from Grants

Government grants are recognized when all conditions of such grants are fulfilled or there is reasonable assurance that they will be fulfilled. The Company has chosen to recognize income from grants as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2010 the Company recognized $23,508 of the $1,215,000 Department of Energy grant as income. The $23,508 recognized as of December 31, 2010 was for costs incurred for the twelve months ended December 31, 2010.

The Company fully recognized the $244,479 grant money received on both the Molybdenum tax grant and the Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

As of December 31, 2010 the grant money received and grant money recognized as income and deferred income is:

	$1,215,000 Brachytherapy Grant	$244,479 Molybdenum Grant	$244,479 Brachytherapy Grant	Total
Grant money received	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income from grants	23,508	244,479	244,479	512,466
Deferred income	$1,191,492	$-	$-	$1,191,492

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Convertible debt	4,775,415	5,150,333
Common stock options	9,295,912	5,049,327
Total potential dilutive securities	14,071,327	10,199,660

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

The Company incurred $1,168,422, and $67,006 research and development costs for the years ended December 31, 2010, and 2009, respectively, all of which were recorded in our operating expenses noted on the income statements for the years then ended.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. – continued

Critical Accounting Policies - continued

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the year ended December 31, 2009. There were $12,675 tradeshow expenses incurred and not expensed as of the year ended December 31, 2010 which are prepayment costs for 2011 tradeshow expenses. During the twelve months ended December 31, 2010 and 2009 the Company incurred $1,750 and $1,750, respectively, in advertising costs.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2010 and 2009.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2010 and 2009.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2010 and 2009, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. – continued

Critical Accounting Policies - continued

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 9A(T).                                CONTROLS AND PROCEDURES. - continued

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

ITEM 9B.                       OTHER INFORMATION.

None.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of directors and executive officers

Our current directors and executive officers are as follows:

NAME	AGE	POSITION
James C. Katzaroff	53	CEO and Chairman
L. Bruce Jolliff	60	Chief Financial Officer
Carlton Cadwell	65	Director
Bruce W. Ratchford	56	Director

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

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

James C. Katzaroff, the Chief Executive Officer and Chairman of the Board is the founder of Advanced Medical Isotope Corporation.  Initially a financial consultant with Wall Street firms Bateman Eichler, Smith Barney and EF Hutton, Mr. Katzaroff has been responsible for senior-level corporate strategy, fostering investment banking relationships, and served as a senior financial advisor for numerous start-ups and development-stage companies.  From 1998 to 2001, Mr. Katzaroff held senior positions including Chief Financial Officer, Senior Vice President of Finance, Senior Vice President, and Corporate Secretary of Telemac Corporation, an international communications company active in the wireless telephony market.  In 2001 he became Chairman and CEO of Apogee Biometrics, and in 2004 became President of Manakoa Services Corporation, serving as its interim CEO.  He holds a Bachelor’s Degree in Business Economics from the University of California, Santa Barbara, and has completed advanced management courses at the University of Washington.

Leonard Bruce Jolliff, the Chief Financial Officer, joined Advanced Medical Isotope Corporation as chief financial officer in 2006.  For nine years prior to joining the Company, Mr. Jolliff was a sole practitioner in the role of CFO for Hire and as a Forensic Accountant, working with companies ranging from Fortune 500 to small family operations.  Mr. Jolliff is a CPA and a member of the Washington Society of CPAs.  He is also a CFE and a member of the Association of Certified Fraud Examiners.  Mr. Jolliff has held CFO and Controller positions in an array of industries and has worked as a CPA in public practice.

Carl Cadwell, a Director, joined Advanced Medical Isotope Corporation as a director in 2006.  Dr. Cadwell brings over 30 years of experience in business management, strategic planning, and implementation.  He co-founded Cadwell Laboratories, Inc. in 1979 and has served as its President since its inception.  Cadwell Laboratories, Inc. is a major international provider of neurodiagnostic medical devices. After receiving his bachelor’s degree from the University of Oregon in 1966 and a doctoral degree from the University of Washington in 1970, he began his career serving in the United States Army as a dentist for 3 years.  From 1973 to 1980, Dr. Cadwell practiced dentistry in private practice and since has started several businesses.

 Bruce W. Ratchford, a Director, joined Advanced Medical Isotope Corporation as a director in 2010. Mr. Ratchford is the founder, President and CEO of Apollo, based in Kennewick, Washington and is also a Founder and current board member of Kennewick based Community First Bank. Apollo is a mechanical and specialty contractor nationally rated in the top 25 for revenue by Engineering News-Record and has over 500 employees.

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - continued

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

Robert E. Schenter, Ph.D., Chief Science Officer, with over 25 years experience in the area of radioisotope production for applications in the treatment and diagnostics of major diseases, such as cancer, heart disease, and arthritis. With more than 35 years experience in the use and production of nuclear data as applied to fission reactor systems, Dr. Schenter brings a legacy of successful application to nuclear technology projects. Dr. Schenter has been the site manager for production of medical isotopes at Westinghouse Hanford and at The Department of Energy’s Pacific Northwest National Laboratory.

Michael K. Korenko, Ph.D. Dr. Korenko was the Westinghouse Vice President in charge of the 300 and 400 areas, including the Fast Flux Testing Facility (FFTF) and all the engineering, safety analysis, and projects for the Hanford site. He was also the Executive Vice President of Closure for Safe Sites of Colorado at Rocky Flats. His most previous assignment was Chief Operating Officer for Curtiss-Wright, who produces the nuclear components for all the United States submarine and aircraft carriers as well as components for commercial nuclear power companies.

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

Alan E. Waltar, Ph.D., Chairman of Scientific Advisory Board.  Dr. Waltar served as director of Nuclear Energy for the Pacific Northwest National Laboratory (PNNL) in Richland, Wash. Since 2004, he has continued his affiliation with PNNL as a Senior Advisor. Waltar's other professional appointments include director of International Programs at Advanced Nuclear Medical Systems; manager of various Fast Reactor Safety and Fuels Organizations of Westinghouse Hanford Company; and as professor and department head of Nuclear Engineering at Texas A&M University.

His other teaching experience includes stints at the Joint Center for Graduate Study in Richland Wash., the University of Virginia, and Los Alamos National Laboratory. Formerly the president of the American Nuclear Society, Waltar has served on a number of international nuclear science and radiation panels, societies, and committees. He is the author of three books: Fast Breeder Reactors, America the Powerless: Facing Our Nuclear Energy Dilemma, and Radiation and Modern Life: Fulfilling Marie Curie's Dream, and has penned over 70 open literature papers.

Dr. Waltar earned his M.S. in Nuclear Engineering from M.I.T. and his PhD in Engineering Science from the University of California, Berkeley.

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - continued

Identification of Significant Employees - continued

Nigel R. Stevenson, Ph.D., Scientific Advisory Committee.  Dr. Nigel Stevenson is a world renowned expert in the production of medical isotopes. He holds a Ph.D. in Nuclear Physics from the University of London and has directed many corporate innovations for imaging and therapeutic nuclide agents. He currently serves as Chief Operating Officer for Clear Vascular Inc. and was previously Chief Operating Officer of Trace Life Sciences, which produced a range of medical radiochemicals and radiopharmaceuticals. Prior to this, he had been VP Production and Research for Theragenics Corp. and directed operations in Atlanta for the world’s largest cyclotron facility (14 cyclotrons) that produced brachytherapy seeds.

Dr. Stevenson was also Head of Isotope Production and Research at TRIUMF (Canadian National Accelerator Laboratory) where he managed the production of medical radioisotopes for MDS Nordion.

 Donald A. Ludwig, PhD., Scientific Advisory Committee. Dr. Ludwig is an expert in particle accelerator applications in radiation therapy, nuclear medicine and radioisotope production. He serves as an advisor to numerous entities in the field, both domestic and foreign. Among these are the Atomic Energy of Canada, the U. S. Department of Energy Labs at Los Alamos, Berkeley, Fermi, Hanford and Oak Ridge, the Israel Atomic Energy Agency, the Australian Nuclear Science and Technology Organization, the Kurchatov Russian Research Institute in Moscow and the Bhabha Atomic Research Center in Mumbai, India. He holds a Ph.D. from UCLA in Medical Physics as well as an MS in Nuclear Physics from Cal Tech, a BS in Physics from the U. S. Military Academy at West Point and an MBA in Theoretical Marketing from the University of Southern California.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2010, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

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

ITEM 11.                       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2010 and 2009 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

James C. Katzaroff,	2010	$439,489	$-	$-	$-	$439,489
CEO and Chairman	2009	$113,150	$-	$-	$-	$113,150

L. Bruce Jolliff,	2010	$221,688	$-	$-	$-	$221,688
CFO (1)	2009	$130,000	$-	$-	$-	$130,000

Fu-Min Su,	2010	$95,000	$3,654	$-	$-	$98,654
Chief Radiochemist	2009	$90,000	$5,000	$19,500	$-	$114,500

(1)	Mr. Jolliff received an additional $121,688 and $30,000 in 2010 and 2009, respectively, to compensate him for additional duties he performed that were not contemplated in his employment contract.

Narrative Disclosure to Summary Compensation Table

We have employment agreements with L. Bruce Jolliff and Fu-Min Su that determine the compensation paid to each of them.  Our Chief Executive Officer, James C. Katzaroff, does not have a written employment agreement and therefore no structured amount or schedule of pay so no accruals are made for his compensation.  In 2009 and 2010, he received $113,150 and $439,489, respectively, in salary.  During the period of limited liquidity for the Company the CEO had taken limited compensation.

We paid bonuses to certain employees based on their performance, our need to retain such employees and funds available.  All bonus payments were approved by our board of directors.

ITEM 11.                       EXECUTIVE COMPENSATION - continued

Narrative Disclosure to Summary Compensation Table - continued

Employment Agreement with L. Bruce Jolliff

In August 2007, Mr. Jolliff signed an employment agreement with the Company and will receive a salary of $100,000 per year.  He also received 1,500,000 options (500,000 options per year beginning in August 2008) to purchase the Company’s common stock at $0.50.  Mr. Jolliff received bonuses in the amount of $121,688 and $30,000 for the twelve months ended December 31, 2010 and 2009, respectively.

The Company may terminate the agreement without cause at any time upon 30 days' written notice.  Upon termination, the Company will pay Mr. Jolliff a severance allowance of two month’s salary.

Employment Agreement with Dr. Fu Min-Su

In January 2008, the Company entered into a five-year employment agreement with Dr. Fu Min-Su pursuant to which the Company agreed to pay Dr. Fu Min-Su an annual salary equal to $90,000 which was increased to $95,000 January 1, 2010.

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

During the term of the employment agreement, including any extension thereof, and for a period of one year thereafter, Dr. Fu Min-Su shall not provide services that he provides for the Company for a business in the production, import for resale, and distribution of radioisotopes for use in the medical industries.

Outstanding Equity Awards

The following table sets forth all outstanding equity awards held by our Named Executive Officers as of the end of last fiscal year.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James C. Katzaroff	100,000	-	$0.55	11-26-2011

L. Bruce Jolliff	1,500,000	-	$0.50	5-16-2012
	50,000	-	$0.55	11-26-2011

Fu-Min Su	50,000	-	$0.55	11-26-2011

Narrative Disclosure to Outstanding Equity Awards

During May 2007, the Company granted L. Bruce Jolliff an option to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The options vest at 500,000 shares May 2008, 500,000 shares May 2009, and 500,000 shares May 2010 and expire May 2012. The quoted market price of the common stock at the time of issuance of the options was $0.70 per share.

 During November 2008, the Company granted James C. Katzaroff an option to purchase 100,000 shares and granted Fu-Min Su and L. Bruce Jolliff, each, an option to purchase 50,000 shares of the Company’s common stock.  All options issued in November 2008 have an exercise price of $0.55 per share and are fully vested and expire on November 26, 2011.  The quoted market price of the common stock at the time of issuance of the options was $0.51 per share.

ITEM 11.                       EXECUTIVE COMPENSATION - continued

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors in 2010 and 2009:

	Fees Earned
	or Paid	Stock	Option
Name	in Cash ($)	Awards ($)	Awards ($)	Total ($)
Carlton Cadwell	$-	$-	$-	$-
William Root	$-	$-	$-	$-
Michael Korenko	$-	$-	$131,000	$131,000
Bruce Ratchford	$-	$-	$12,500	$12,500

William E. Root resigned effective May 12, 2009.
Michael Korenko resigned effective March 2, 2010.
Bruce Ratchford became a Director effective November 17, 2010.

During May 2009, the Company granted a board member options to purchase 200,000 shares of the Company’s common stock, at an exercise price of $0.26 per share. The options are fully vested and expire May 8, 2012.

During August 2009, the Company granted a board member options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $0.27 per share. The options are fully vested and expire August 6, 2012.

During November 2010, the Company granted a board member options to purchase 50,000 shares of the Company’s common stock, at an exercise price of $0.40 per share. The options are fully vested and expire November 16, 2013.

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

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on March 1 2011.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	James C. Katzaroff 6208 W Okanogan Avenue Kennewick, WA 99336	7,219,002	9.1%

Common Stock	Carlton Cadwell 6208 W Okanogan Avenue Kennewick, WA 99336	30,069,992	37.9%

Common Stock	Bruce Ratchford 6208 W Okanogan Avenue Kennewick, WA 99336	11,121,044	14.0%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on March 1, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 1, 2011, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.  Beneficial ownership of shares includes 350,000 options currently exercisable by James C. Katzaroff, 5,750,000 currently exercisable by Bruce W. Ratchford, and 5,125,415 options and convertible debt currently exercisable by Carlton Caldwell.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. - continued

Security ownership of Managements

The following table sets forth, as of March 1, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  As of March 1, 2011, there were 79,245,398 shares outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	James C. Katzaroff 6208 W Okanogan Avenue Kennewick, WA 99336	7,219,002	9.1%

Common Stock	L. Bruce Jolliff 6208 W Okanogan Avenue Kennewick, WA 99336	1,550,000	2.0%

Common Stock	Carlton Cadwell 6208 W Okanogan Avenue Kennewick, WA 99336	30,069,992	37.9%

Common Stock	Bruce Ratchford 6208 W Okanogan Avenue Kennewick, WA 99336	11,121,044	14.0%

	All Officers and Directors as a group (4 individuals)	49,960,038	63.0%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on March 1, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 1, 2011, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.  Beneficial ownership of shares includes 350,000 options currently exercisable by James C. Katzaroff, 1,550,000 options currently exercisable by L. Bruce Jolliff, 5,750,000 currently exercisable by Bruce W. Ratchford, and 5,125,415 options and convertible debt currently exercisable by Carlton Caldwell.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indebtedness from related parties

In February and March of 2009, we received $40,800 from James C. Katzaroff for funds needed to meet operating expenses.  The Company repaid the loan during 2009.  There was no interest being charged on the loan.

We had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan from James C. Katzaroff and Carlton Cadwell.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011.  There is no security held as collateral for this loan.  As of December 31, 2010, all payments were current on this shareholder loan.

ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009 were $56,000 and $62,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2010 and 2009 were $4,500 and $1,500, respectively. These fees related to the preparation of federal income returns.

 All Other Fees

There were no  other fees billed for products or services provided by our principal accountant during the fiscal years ended December 31, 2010 and 2009.

ITEM 15.                       EXHIBITS.

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The Balance Sheet of Advanced Medical Isotope Corporation as of December 31, 2010 and 2009, the Statements of Operations for the years ended December 31, 2010 and 2009, the Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2010 and December 31, 2009, and Statements of Cash Flows for the years ended December 31, 2010 and 2009, and together with the notes thereto and the report of HJ & Associates, LLC as required by Item 8 are included in this 2010 Annual Report on Form 10-K as Exhibit FS and is hereby incorporated by reference.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: March 1, 2011	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer, Director and Chairman

Date: March 1, 2011	By:	/s/ L. Bruce Jolliff
Name: L. Bruce Jolliff
Title: Chief Financial Officer

Date: March 1, 2011	By:	/s/ Carlton Cadwell
Name: Carlton Cadwell
Title: Director

Date: March 1, 2011	By:	/s/ Bruce Ratchford
Name: Bruce Ratchford
Title: Director

Exhibit FS

Advanced Medical Isotope Corporation
Index to Financial Statements

Pages

Report of Independent Registered Public Accounting Firm for 2010 and 2009	F-2

Financial Statements:

Balance Sheets as of December 31, 2010 and 2009	F-3

Statements of Operations for the years ended December 31, 2010 and 2009	F-4

Statement of Shareholders’ Equity (Deficit) for the years ended December 31, 2010 and 2009	F-5

Statements of Changes in Cash Flow for the years ended December 31, 2010 and 2009	F-6 - 7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
Advanced Medical Isotope Corporation
Kennewick, Washington

We have audited the accompanying balance sheets of Advanced Medical Isotope Corporation as of December 31, 2010 and 2009, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Isotope Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operation for the foreseeable future.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of uncertainty.

HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 1, 2011

Advanced Medical Isotope Corporation
Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009

Current Assets:
Cash and cash equivalents	$589,390	$37,562
Accounts receivable - trade	15,370	19,030
Accounts receivable - other	425,504	-
Prepaid expenses	46,975	-
Prepaid expenses paid with stock, current portion	89,949	151,432
Inventory	1,400	1,550
Total current assets	1,168,588	209,574

Fixed assets, net of accumulated depreciation	1,211,664	1,970,113

Other assets:
License fees, net of amortization	16,390	2,083
Patents	219,803	106,476
Prepaid expenses paid with stock, long-term portion	21,875	103,125
Deposits	5,406	158,171
Total other assets	263,474	369,855

Total assets	$2,643,726	$2,549,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$591,416	$622,713
Accrued interest payable	245,105	131,264
Payroll liabilities payable	13,229	20,047
Deferred income	1,191,492	-
Loans from shareholder	126,508	163,275
Convertible notes payable	2,006,128	1,581,504
Current portion of capital lease obligations	405,338	1,839,418
Total current liabilities	4,579,216	4,358,221

Long term liabilities:
Capital lease obligations, net of current portion	1,029,171	-
Total liabilities	5,608,387	4,358,221

Shareholders’ Equity (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized;
67,917,983 and 52,128,817 shares issued and outstanding,
respectively	67,918	52,129
Paid in capital	18,299,253	15,415,998
Accumulated deficit	(21,331,832)	(17,276,806)
Total shareholders’ equity (deficit)	(2,964,661)	(1,808,679)

Total liabilities and shareholders’ equity (deficit)	$2,643,726	$2,549,542

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Operations

	Years ended
	December 31,
	2010	2009

Revenues	$360,613	$320,363
Cost of goods sold (exclusive of depreciation, shown separately below)	70,130	125,685
Gross profit	290,483	194,678

Operating expenses
Sales and marketing expenses	29,072	6,627
Depreciation and amortization expense	545,192	562,671
Impairment expense	150,000	-
Professional fees	1,492,883	766,861
Stock options granted	400,535	480,024
Payroll expenses	853,641	433,175
General and administrative expenses	544,499	494,969
Total operating expenses	4,015,822	2,744,327

Operating loss	(3,725,339)	(2,549,649)

Non-operating income (expense):
Interest expense	(860,252)	(839,627)
Loss on sale of assets	(10,000)	-
Net gain (loss) on settlement of debt	27,500	(602,718)
Recognized income from grants	512,466	-
Interest income	599	-
Non-operating income (expense), net	(329,687)	(1,442,345)

Loss before Income Taxes	(4,055,026)	(3,991,994)

Income Tax Provision	-	-

Net loss	(4,055,026)	$(3,991,994)

Loss per common share	$(0.07)	$(0.08)

Weighted average common shares outstanding	56,172,887	48,168,743

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Changes in Shareholders’ Equity (Deficit)

	Series A Preferred
	Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2008	95,000	$95	36,778,612	$36,779	$9,546,087	$(13,284,812)	$(3,701,851)

Common stock issued for:
Cash	-	-	2,396,920	2,397	452,803	-	455,200
Services & other	-	-	1,629,583	1,629	541,738	-	543,367
Loan fees on convertible debt	-	-	466,560	467	157,379	-	157,846

Convert 95,000 convertible
preferred shares ($.351
per share)	(95,000)	(95)	10,857,142	10,857	3,800,095	-	3,810,857
Stock options granted for
payables	-	-	-	-	237,000	-	237,000
Intrinsic value of convertible
debt issued	-	-	-	-	200,872	-	200,872
Vesting of stock options	-	-	-	-	480,024	-	480,024
Net loss	-	-	-	-	-	(3,991,994)	(3,991,994

Balances at December 31, 2009	-	$-	52,128,817	$52,129	$15,415,998	$(17,276,806)	$(1,808,679)
Common stock issued for:
Cash	-	-	5,090,912	5,091	541,909	-	547,000
Services & other	-	-	4,106,632	4,107	969,891	-	973,998
Loan fees on convertible debt	-	-	413,080	413	186,611	-	187,024
Options exercised	-	-	250,000	250	72,250	-	72,500
Debt converted	-	-	5,928,542	5,928	946,708	-	952,636
Vesting of stock options	-	-	-	-	165,886	-	165,886
Net loss	-	-	-	-	-	(4,055,026)	(4,055,026)

Balances at December 31, 2010	-	$-	67,917,983	$67,918	$18,299,253	$(21,331,832)	(2,964,661)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow

	Year ended	Year ended
	December 31, 2010	December 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(4,055,026)	$(3,991,994)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	539,499	537,671
Amortization of licenses and intangible assets	5,693	25,000
Amortization of convertible debt discount	410,198	526,341
Amortization of prepaid expenses paid with stock	205,233	148,397
Impairment of intangible assets	150,000	-
Common stock issued for services	843,248	182,150
Stock options issued for services	165,886	480,024
Net (gain) loss on settlement of debt	(27,500)	602,718
Net (gain) loss on sale of fixed assets	10,000	-
Changes in operating assets and liabilities:
Accounts receivable – trade	3,660	16,717
Accounts receivable - other	(41,675)	-
Inventory	150	5,549
Prepaid expenses	(46,975)	3,000
Deposits	2,765	-
Accounts payable	64,453	316,114
Payroll liabilities	(6,818)	10,949
Stock based consulting fees payable	-	10,400
Accrued interest	235,227	113,936
Deferred income	(907,663)	-

Net cash used by operating activities	(634,319)	(1,013,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire equipment	(16,050)	(235,000)
Cash used to acquire patents	(113,327)	(81,882)
Purchase of intangibles	(20,000)	-
Sale of fixed assets	125,000	-
Net cash used in investing activities	(24,377)	(316,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(36,767)	(31,324)
Principal payments on capital lease	(404,909)	(299,435)
Proceeds from convertible note	1,032,700	1,156,400
Proceeds from officers related party debt	-	40,800
Payments on officers related party debt	-	(40,800)
Proceed from short term loan	60,000	-
Payment on short term loan	(60,000)	-
Proceeds from cash sales of common shares	547,000	455,200
Proceeds from exercise of options and warrants	72,500	-
Net cash provided by financing activities	$1,210,524	$1,280,841

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow (continued)

Statements of Cash Flow – continued

Net increase (decrease) in cash and cash equivalents	$551,828	$(49,069)
Cash and cash equivalents, beginning of period	37,562	86,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$589,390	$37,562

Supplemental disclosures of cash flow information:
Cash paid for interest	$204,455	$211,167
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

 NOTE 1:                      BASIS OF PRESENTATION

Nature of Organization

Advanced Medical Isotope Corporation (the “Company” or “AMIC”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”) for the purpose of acquiring or investing in businesses which were developing and marketing active sports products, equipment, and apparel. The Company had limited activity since inception and was considered dormant from the period May 1, 2000 through December 31, 2005. On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation. AMIC has an authorized capital of 100,000,000 shares of Common Stock, $.001 par value per share and 100,000 of Series A Preferred Stock, $.001 par value per share.

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

We anticipate a requirement of $1 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $589,390 cash on hand which means there will be an anticipated shortfall of nearly the full $15 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

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

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2010, the Company has experienced no bad debt write offs from operations.

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consist of Finished Goods. The company had no Raw Materials or Work in Process.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The types of events and circumstances that management believes could indicate impairment are as follows:

·	A significant decrease in the market price of a live-lived asset.
·	A significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition.
·	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator.
·	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset.
·
A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

·	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company made a $10,000 investment in 2010 for a patent license regarding its technology for the production of Mo-99. In May 2010 the Company entered into a License Agreement for the Patent Rights in the area of radioisotope production using electron beam accelerator(s) for creating short lived radioisotopes such as molybdenum-99 and technetium-99 with the University of Missouri. This Agreement calls for a $10,000 nonrefundable fee paid upon execution, a royalty agreement on sales, and an equipment licensing fee on equipment sales. Additionally the Agreement calls for a milestone payment of $250,000, due and payable five years after execution of this agreement and a milestone payment of $250,000, due and payable upon reaching $50,000,000 in cumulative net sales. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life.

The Company made a $10,000 investment in 2010 for an exclusive patent license with Battelle Memorial Institute regarding its technology for the production of Brachytherapy. In September 2010 the Company entered into a License Agreement for the Patent Rights in the area of resorbable brachytherapy seed. This Agreement calls for a $10,000 nonrefundable fee upon execution, a royalty agreement on sales and on funds received from any sublicenses. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life. Additionally the Agreement calls for a minimum annual fee as follows:

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000
2014	$7,500
2015	$10,000
2016 and each calendar year thereafter	$25,000

The Company periodically reviews the carrying values of patents and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $5,693 and $25,000 for the years ended December 31, 2010 and 2009, respectively. Based on the license fees recorded at December 31, 2010, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $16,390, will be fully amortized during the year ending December 31, 2013. Future annual amortization is expected to be as follows:

Calendar Year	Annual Amortization
2011	$6,666
2012	$6,666
2013	$3,056

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Patents

Patent filing costs totaling $113,326, and $81,882, were capitalized during the twelve months ended December 31, 2010, and 2009; resulting in a total $219,803 of capitalized patents at December 31, 2010.  The patents are pending and are being developed, as such, they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal year ended December 31, 2009 consisted of both the sales of Oxygen 18 (staple isotope) and Flouride 18. Revenue for the fiscal year ended December 31, 2010 consisted of the sales of Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

Income from Grants

Government grants are recognized when all conditions of such grants are fulfilled or there is reasonable assurance that they will be fulfilled. The Company has chosen to recognize income from grants as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2010 the Company recognized $23,508 of the $1,215,000 Department of Energy grant as income with the remaining $1,191,492 recorded as deferred income as of December 31, 2010. The $23,508 recognized as of December 31, 2010 was for costs incurred for the twelve months ended December 31, 2010.

The Company fully recognized the $244,479 grant money received on both the Molybdenum tax grant and the Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

As of December 31, 2010 the grant money received and grant money recognized as income and deferred income is:

	$1,215,000	$244,479	$244,479
	Brachytherapy Grant	Molybdenum Grant	Brachytherapy Grant	Total
Grant money received	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income from grants	23,508	244,479	244,479	512,466
Deferred income	$1,191,492	$-	$-	$1,191,492

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Net Loss Per Share

The Company accounts for its income (loss) per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings/loss per share is computed by dividing income (loss) available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Convertible debt	4,775,415	5,150,333
Common stock options	9,295,912	5,049,327
Total potential dilutive securities	14,071,327	10,199,660

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

The Company incurred $1,168,422, and $67,006 research and development costs for the years ended December 31, 2010, and 2009, respectively, all of which were recorded in our operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the year ended December 31, 2009. There were $12,675 tradeshow expenses incurred and not expensed as of the year ended December 31, 2010 which are prepayment costs for 2011 tradeshow expenses. During the twelve months ended December 31, 2010 and 2009 the Company incurred $1,750 and $1,750, respectively, in advertising costs.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2010 and 2009.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2010 and 2009.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2010 and 2009, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non-employees. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete.  The Company recognizes the fair value of the equity instruments issued that result in an asset or expense being recorded by the company, in the same period(s) and in the same manner, as if the Company has paid cash for the goods or services.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 3:                      ACCOUNTS RECEIVABLE - OTHER

Accounts receivable – other consist of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Balance due on sale of fixed asset	$125,000	$-
Reimbursable expenses	16,675	-
Grant proceeds received February 2011	283,829	-

	$425,504	$-
Accounts receivable – other consist of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Balance due on sale of fixed asset	$125,000	$-
Reimbursable expenses	16,675	-
Grant proceeds received February 2011	283,829	-

	$425,504	$-

NOTE 4:                      FIXED ASSETS

Fixed assets consist of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Production equipment	$2,116,627	$2,113,218
Production equipment, not in use	-	235,000
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	20,128
	2,599,403	2,818,353
Less accumulated depreciation	(1,387,739)	(848,240)
	$1,211,664	$1,970,113

Accumulated depreciation related to fixed assets is as follows:

	December 31, 2010	December 31, 2009
Production equipment	$1,098,194	$675,403
Production equipment, not in use	-	-
Building	273,531	164,119
Leasehold improvements	2,054	7,411
Office equipment	13,960	1,370
	$1,387,739	$848,240

Depreciation expense for the above fixed assets for the years ended December 31, 2010 and 2009, respectively, was $539,499 and $537,671.

The Company had paid an upfront fee of $150,000 towards the upgrade of its linear accelerator purchased in 2008. This fee was for the eventual upgrade of the accelerator from a 7.5 MeV to a 10 MeV accelerator. Because the Company has not yet completed this upgrade and is unsure as to whether it intends to complete the upgrade in the near term, it has chosen to write off the $150,000 as impairment expense in the twelve months ended December 31, 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 5: INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
License Fee	$95,000	$75,000
Less accumulated amortization	(78,610)	(72,917)
	16,390	2,083
Patents	219,803	106,476
Intangible assets net of accumulated amortization	$236,193	$108,559

Amortization expense for the above intangible assets for the years ended December 31, 2010 and 2009, respectively, was $5,693 and $25,000.

NOTE 6:                       RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time it was paid off and replaced with a loan from two of the major shareholders. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009 at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2010, at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2011. There is no security held as collateral for this loan. As of December 31, 2010, the balance was $126,508 and all payments were current on this shareholder loan.

During the first three months of 2009 the Company received a total of $22,800 from a shareholder and officer in the form of a loan and the Company repaid the entire balance in April 2009. There was no interest obligation on this loan to the Company.

The Company issued various shares of common stock and convertible promissory notes during the twelve months ended December 31, 2010 and 2009 from a director and major shareholder. The details of these transactions are outlined in NOTE 12 STOCKHOLDERS EQUITY - Common Stock Issued for Convertible Debt.
.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 6:                      RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility, located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the years ended December 31, 2010 and 2009 the Company incurred rent expenses for this facility totaling $50,622 and $46,872, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the years ended December 31, 2010 and 2009 the Company amortized $37,500 and $37,500 of this stock issuance and recognized it as rent expense. Additionally, during the years ended December 31, 2010 and 2009 the Company recognized an additional rent expense of $20,125 and $11,625. Respectively, for additional shares issued to the Company’s landlord.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the years ended December 31, 2010 and 2009 the Company incurred rent expenses for this facility totaling $32,800 and $56,076, respectively.

The Company purchased a used Cyclotron April 2009 and paid storage fees from that time until it was sold November 2010. The storage fees began at $2,050 per month until December 2009 when they were increased to $5,600 per month. Storage fees for the Cyclotron were $32,800 and $56,076 for the twelve months ended December 31, 2010 and 2009, respectively.

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of December 31, 2010, are as follows:

Production
Facility
Twelve months ended December 31, 2011	$54,672
Twelve months ended December 31, 2012	33,332
Twelve months ended December 31, 2013	-
Twelve months ended December 31, 2014	-
Total	$88,004

Rental expense for the years ended December 31, 2010 and 2009 consisted of the following:

	Year ended December 31, 2010	Year ended December 31, 2009
Office and warehouse space	$50,622	$46,872
Rental expense in the form of stock issuance	57,625	49,125
Corporate office	32,800	56,076
Cyclotron storage	47,500	27,900
Total Rental Expense	$188,547	$179,973

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 7:                      COMMITMENTS AND CONTINGENCIES

On September 27, 2006, the Company acquired the assets of Neu-Hope Technologies, Inc (“NHTI”), a Florida corporation and a subsidiary of UTEK Corporation (“UTEK”), a Delaware Corporation. We did not have a relationship with UTEK before the acquisition of Neu Hope Technologies and we do not currently have any business relationship or affiliation with UTEK. On August 30, 2006, NHTI had entered into a Non-Exclusive License Agreement with the Regents of the University of California. NHTI paid a non-refundable License Issue Fee in the amount of $25,000. The license fee is non-refundable unless the Company’s commercialization plan is deemed unacceptable by the University. If the plan is deemed unacceptable, the license agreement will terminate and may be converted to a non-exclusive license. To date, no commercialization plan has been deemed acceptable or unacceptable.

In consideration for the license, the Company agreed to the following payments:

·	$25,000 License Issue Fee, described above;
·	$25,000 upon submission by University of California to U.S. Federal Drug Administration (or comparable agency) of either notification of or request for approval of (as applicable), a Licensed Product;
·
$100,000 upon satisfaction of necessary requirements (e.g., notification or receipt of approval, as applicable) by Federal Drug Administration (or comparable agency) for commercial sale of a Licensed Product;

·	Royalties equal to the greater of three percent of the Selling Price of each Licensed Product Licensee sells or the maintenance fee according to the following schedule:

2008	$10,000	(not yet paid)
2009	$15,000	(not yet paid)
2010	$15,000	(not yet paid)
2011	$45,000
2012 (and each year thereafter)	$60,000

The Company entered into an agreement effective January 22, 2009 for a two year project to develop and bring to market an innovative compact-systems technology for producing critically needed medical isotopes. The Company is to contribute $760,000 in the form of services to this project. To date, no services have been performed.

NOTE 8:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond December 31, 2010. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid expenses are expected to mature as follows:

For the twelve month period ending December 31, 2011	$89,949
For the twelve month period ending December 31, 2012	21,875
For the twelve month period ending December 31, 2013	-
For the twelve month period ending December 31, 2014	-
$111,824

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 9:                      CAPITAL LEASE OBLIGATIONS

During September 2007, the Company obtained two master lease agreements for $1,875,000 and $631,000, with interest on both leases accruing at 8.6% annually, secured by equipment and personal guarantee of two of the major shareholders. These long-term agreements shall be deemed capital lease obligations for purposes of financial statement reporting. The purpose of the lease is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $933,888. Advances made by the Lessor for the benefit of the Company, less payments, total $1,839,418 as of December 31, 2010.

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

	Capital Lease Obligation
	PET Isotope Production System	Ancillary Equipment	Total
Total lease commitment	$1,875,000	$933,888	$2,808,888
Advances made for purchases	$1,511,268	$933,888	$2,445,156
Principal portion of payments	541,927	468,720	1,010,647
Net balance of advances payable	969,341	465,168	1,434,509
Add factor to arrive at total future minimum lease payments	164,426	40,335	204,761
Total future minimum lease payments	1,133,767	505,503	1,639,270
Less amount representing interest	164,426	40,335	204,761
Present value of net minimum lease payments	969,341	465,168	1,434,509
Amounts due within one year	208,957	196,381	405,338
Amounts due after one year	$760,384	$268,787	$1,029,171

The lease requires the Company to maintain a minimum debt service coverage ratio of 1:1 measured at fiscal year- end; non compliance with this provision shall constitute a default and guarantors must contribute capital sufficient to fund any deficit in the debt service coverage ratio.

The definition of debt service coverage ratio is EBITDA (earnings before interest, taxes, depreciation and amortization), minus cash taxes, minus unfunded capital expenditures, plus capital injections, divided by (interest plus current portion of long-term debt). According to the debt service coverage ratio computation, at December 31, 2009 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2009.  However the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010, and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 9:                      CAPITAL LEASE OBLIGATIONS - continued

The Company’s actual results of the minimum debt service ratio calculation for the years December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009
Net loss	$(4,013,736)	$(3,991,994)
Interest	860,252	839,628
Depreciation and amortization	545,192	562,671
Unfunded capital expenditures	-	-
Capital injections	4,084,965	1,664,100
	$1,476,673	$(925,595)

Interest plus current portion of long-term debt	$1,434,509	$1,222,988

Debt service coverage ratio	$1.03	$(0.76)

Principal maturities on the amount of the capital lease obligations advanced through December 31, 2010 are due as follows:

Year ended December 31,	Production Facility	Ancillary Equipment
2011	$208,957	$196,381
2012	228,209	200,534
2013	248,916	68,253
2014	235,538	-
2015	47,721	-
Thereafter	-	-
	$969,341	$465,168

The capital lease obligation is the only Company debt that contains covenants.

NOTE 10:                       DEBT

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

The Company had the right to prepay the note and accrued interest during the first ninety days following the date of the note. The amount of any prepayment equals 150% of the outstanding principal balance of the note plus accrued interest on the note. The Company prepaid the note in full prior to October 19, 2010 and therefore had recorded interest expense of $30,467 related to the prepayment cost in the accompanying financial statements for the year ending December 31, 2010.  If the Company had not paid off the note and related accrued interest by October 19, 2010, the note would have become convertible and the Company would have had to accrue an additional $12,981 to interest expense to account for the beneficial conversion feature of the note. The Company paid the debt in full as of October 7, 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 11:                    INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryover	$5,042,968	$4,363,957
Related party accrued interest	88,844	32,533
Deferred tax liabilities:
Depreciation	(248,808)	(362,550)
Valuation allowance	(4,883,004)	(4,033,940)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	December 31, 2010	December 31, 2009
Book income	$(1,581,460)	$(1,556,878)
Depreciation	113,742	98,113
Meals and entertainment	3,514	1,224
Stock for services	328,867	132,969
Options expense	64,696	187,209
Related party interest	56,311	31,924
Loss on settlement of debt	-	242,314
Non-cash interest expense	255,760	245,100
Other	16,136	-
Valuation allowance	742,434	618,025
	$-	$-

At December 31, 2010, the Company had net operating loss carryforwards of approximately $12,930,688 that may be offset against future taxable income from the year 2011 through 2031.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 11:                    INCOME TAXES - continued

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Washington. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE 12:                    STOCKHOLDERS’ EQUITY

Common Stock Sale

The Company issued 2,396,920 shares of common stock for cash during 2009. The price per share ranged from $0.15 to $0.58 per share. The Company also granted 2,669,327 warrants in conjunction with these stock for cash issuances, with an exercise price ranging from $0.15 to $0.87 and an exercise period ranging from one to two years.

The Company issued 5,090,912 shares of common stock for cash during 2010. The price per share ranged from $0.10 to $0.58 per share. The Company also granted 5,090,912 warrants in conjunction with these stock for cash issuances, with an exercise price per share ranging from $0.20 to $0.87 and an exercise period of one year.

The Company issued 250,000 shares of common stock for cash during 2010 for options exercised at $0.29 per share.

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

In December 2007, 5,000 shares of the Company’s Series A preferred stock were converted to 299,642 shares of common stock at $0.56 per share by an executive and director of the UTEK.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

Preferred Stock - continued

A board member of the Company acquired the remaining 95,000 shares of the Company’s Series A Preferred Stock from UTEK in February 2009.  In March 2009 the board member converted the 95,000 shares of the Company’s Series A Preferred Stock and the related accrued interest into 10,857,142 shares of the Company’s common stock. The value of the transaction totaled $3,810,857 based on common stock’s average closing price for the ten trading days before the date of conversion of $0.35 per share.  The Company’s Preferred Stock Redeemable as common liability was reduced by $3,182,405, accrued interest was reduced by $171,628, preferred stock was reduced by $95, and a loss on settlement of debt of $456,823 has been recognized in the accompanying financial statements for the twelve months ended December 31, 2009.

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

In 2010, the Company issued 4,106,632 shares of common stock with a total fair market value of $973,998. The fair market value of the shares issued ranged from $0.11 to $0.50. The shares were issued to extinguish $68,250 of a prior year liability, for $62,500 worth of prepaid services, and for $843,248 worth of current year services.

Common Stock Issued for Convertible Debt

The Company issued 100,000 shares of its common stock in exchange for a $250,000 convertible note in 2008. The value of the $250,000 debt plus the $0.70 fair market value of the 100,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $250,000 debt and the value of the 100,000 shares. This computation resulted in an allocation of $195,313 toward the debt and $54,687 to the shares. The $54,687 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $36,459 has been accreted and added to the note payable bringing the total debt balance to $250,000 as of December 31, 2009. The note was rewritten May 26, 2010 for the original $250,000 note plus $43,750 of interest for the period September 4, 2008 through May 26, 2010 for a new note of $293,750, 10%, expiration date of September 30, 2010. The Company recognized interest expense on the notes principal balance of $25,000 and $27,553 in the accompanying financial statements for the years ended December 31, 2009 and 2010, respectively. The $293,750 original value of the note plus $17,866 interest from May 26, 2010 through January 3, 2011, for a total of $311,616, was paid January 3, 2011.

The Company issued 20,000 shares of its common stock in exchange for $50,000 convertible note in 2008. The value of the $50,000 debt plus the $0.53 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. This computation resulted in an allocation of $16,258 toward the debt and $8,746 to the shares and $24,996 to the beneficial conversion feature. The $8,746 value of the shares and the $24,996 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense for the beneficial conversion feature of $0 and $28,118 has been recognized in the accompanying financial statements for the years ended December 31, 2010 and 2009. The Company recognized interest expense for the note of $1,667 and $5,000 in the accompanying financial statements for the years ended December 31, 2010 and 2009, respectively. The $50,000 original value of the note plus $7,500 interest from October 27, 2008 through April 30, 2010, for a total of $57,500, was converted into 143,750 shares of the Company’s common stock at a price of $0.40 per share effective April 30, 2010.
.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

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

The Company allocated the proceeds to the shares issued and the debt and then calculated a beneficial conversion feature.  The company performed these calculations which resulted in a beneficial conversion feature with an intrinsic value of $322,234.  The 150,000 shares of common stock were valued at $46,053 and the debt was recorded at $6,713. Because the debt is immediately convertible, the value of the beneficial conversion feature is calculated as if converted on the commitment date.  The $322,234 allocated to the beneficial conversion feature along with the $46,053 allocated to the 150,000 shares of common stock is being accreted to interest expense over the twelve month life of the debt. Interest expense of $368,287 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $375,000 as of December 31, 2009. The note expired December 16, 2009, was extended by the note holder for another year until December 16, 2010, and another year to December 16, 2011. The Company recognized interest expense of $37,500 in the accompanying financial statements for the twelve months ending December 31, 2010 and interest expense of $1,562 for the period from December 16 through December 31, 2009 in the accompanying financial statements for the twelve months ended December 31, 2009.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2009. The Note matured in March of 2010, was extended by the note holder for another year until March, 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.31 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $20,105 and $5,292 has been accreted  and added to the note payable bringing the total debt balance related to this convertible promissory note to $94,708 and $100,000 as of December 31, 2009 and 2010, respectively. Additionally, $7,915 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009 and 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in 2009. The Note matured in April of 2010, was extended by the note holder for another year until April, 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share.  The value of the $50,000 debt plus the $0.31 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $31,268 toward the debt and $6,140 to the shares and $12,592 to the beneficial conversion feature.  The $6,140 value of the shares and the $12,592 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $12,488 and $6,244 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $43,756 and $50,000 as of December 31, 2009 and 2010, respectively. Additionally, $3,333 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009 and 2010.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in 2009. The Note matured in May of 2010, was extended by the note holder for another year until May, 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share.  The value of the $50,000 debt plus the $0.21 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $46,125 toward the debt and $3,875 to the shares and resulted in no beneficial conversion feature.  The $3,875 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $2,342 and $1,533 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $48,467 as of December 31, 2009 and $50,000 as of December 29, 2010, the date the note was paid. Additionally, $3,020 and $5,035 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009 and 2010. The $50,000 original value of the note plus $8,055 interest from May 20, 2009 through December 29, 2010, for a total of $58,055, was converted into 207,339 shares of the Company’s common stock at a price of $0.28 per share effective December 29, 2010.

The Company issued 110,000 shares of its common stock and a convertible promissory note in the amount of $275,000 with interest payable at 10% per annum in 2009. The Note matured in June of 2010, was extended by the note holder for another year until June, 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.27 per share. The value of the $275,000 debt plus the $0.21 fair market value of the 110,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $275,000 debt and the value of the 110,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $253,690 toward the debt and $21,310 to the shares and resulted in no beneficial conversion feature.  The $21,310 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $11,986 and $9,324 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $265,676 as of December 31, 2009 and $275,000 as of December 29, 2010, the date the note was paid. Additionally, $15,470 and $27,174 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009 and 2010. The $275,000 original value of the note plus $42,644 interest from June 11, 2009 through December 29, 2010, for a total of $317,644, was converted into 1,176,459 shares of the Company’s common stock at a price of $0.27 per share effective December 29, 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 90,560 shares of its common stock and a convertible promissory note in the amount of $226,400 with interest payable at 10% per annum in 2009. The Note matured in September of 2010, was extended by the note holder for another year until September, 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share. The value of the $226,400 debt plus the $0.39 fair market value of the 90,560 shares at the date of the agreement was prorated to arrive at the allocation of the original $226,400 debt and the value of the 90,560 shares and the beneficial conversion feature.  The computation resulted in an allocation of $106,870 toward the debt and $30,552 to the shares and $88,978 to the beneficial conversion feature.  The $30,552 value of the shares and the $88,978 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $39,844 and $79,686 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $146,714 and $226,400 as of December 31, 2009 and 2010, respectively. Additionally, $7,547 and $22,640 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009 and 2010.

The Company issued 66,000 shares of its common stock and a convertible promissory note in the amount of $155,000 with interest payable at 10% per annum in 2009. The Note matured in October of 2010, was extended by the note holder for another year until October, 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.51 per share. The value of the $155,000 debt plus the $0.51 fair market value of the 66,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $155,000 debt and the value of the 66,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $99,690 toward the debt and $27,655 to the shares and $27,655 to the beneficial conversion feature.  The $27,655 value of the shares and the $27,655 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $11,520 and $43,790 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $111,210 and $155,000 as of December 31, 2009 and 2010, respectively. Additionally, $3,230 and $15,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009 and 2010.

The Company issued 80,000 shares of its common stock and a convertible promissory note in the amount of $200,000 with interest payable at 10% per annum in 2009. The Note matured in November of 2010, was extended by the note holder for another year until November, 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $200,000 debt plus the $0.59 fair market value of the 80,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $200,000 debt and the value of the 80,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $123,624 toward the debt and $38,188 to the shares and $38,188 to the beneficial conversion feature.  The $38,188 value of the shares and the $38,188 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $8,150 and $68,226 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $131,774 and $200,000 as of December 31, 2009 and 2010, respectively. Additionally, $2,500 and $20,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009 and 2010.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2009. The Note matured in December of 2010, was extended by the note holder for another year until December, 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $100,000 debt plus the $0.59 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $61,812 toward the debt and $19,094 to the shares and $19,094 to the beneficial conversion feature.  The $19,094 value of the shares and the $19,094 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,387 and $35,801 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $64,199 and $100,000 as of December 31, 2009 and 2010, respectively. Additionally, $625 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2009 and 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in January 2010. The Note matures in January of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.45 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $79,492 toward the debt and $15,254 to the shares and $5,254 to the beneficial conversion feature. The $15,254 value of the shares and the $5,254 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $19,231 has been accreted  and added to the note payable bringing the total debt balance related to this convertible promissory note to $98,723 as of December 31, 2010. Additionally, $9,452 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in February 2010. The Note matures in February of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.49 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $69,224 toward the debt and $16,388 to the shares and $14,388 to the beneficial conversion feature. The $16,388 value of the shares and the $14,388 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $26,932 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $96,156 as of December 31, 2010. Additionally, $8,750 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.

The Company issued 90,000 shares of its common stock and a convertible promissory note in the amount of $225,000 with interest payable at 10% per annum in March 2010. The Note matures in March of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $225,000 debt plus the $0.40 fair market value of the 90,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $225,000 debt and the value of the 90,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $162,932 toward the debt and $31,034 to the shares and $31,034 to the beneficial conversion feature. The $31,034 value of the shares and the $31,034 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $49,131 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $212,063 as of December 31, 2010. Additionally, $17,815 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in April 2010. The Note matures in April of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $50,500 debt plus the $0.40 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $36,568 toward the debt and $6,966 to the shares and $6,966 to the beneficial conversion feature. The $6,966 value of the shares and the $6,966 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $9,866 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $46,434 as of December 31, 2010. Additionally, $3,431 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt – continued

The Company issued 22,880 shares of its common stock and a convertible promissory note in the amount of $57,200 with interest payable at 10% per annum in May 2010. The Note matures in May of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share. The value of the $57,200 debt plus the $0.30 fair market value of the 22,880 shares at the date of the agreement was prorated to arrive at the allocation of the original $57,200 debt and the value of the 22,880 shares and the beneficial conversion feature. The computation resulted in an allocation of $44,942 toward the debt and $6,129 to the shares and $6,129 to the beneficial conversion feature. The $6,129 value of the shares and the $6,129 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $7,660 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $52,602 as of December 31, 2010. Additionally, $3,575 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in June 2010. The Note matures in June of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.18 per share. The value of the $100,000 debt plus the $0.18 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $86,568 toward the debt and $6,716 to the shares and $6,716 to the beneficial conversion feature. The $6,716 value of the shares and the $6,716 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $13,432 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 29, 2010, the date the note was paid. Additionally, $5,233 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.  The $100,000 original value of the note plus $5,233 interest from June 21, 2010 through December 29, 2010, for a total of $105,233, was converted into 584,627 shares of the Company’s common stock at a price of $0.18 per share effective December 29, 2010.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in 2010. The Note matures in July of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.13 per share. The value of the $100,000 debt plus the $0.13 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $90,114 toward the debt and $4,943 to the shares and $4,943 to the beneficial conversion feature. The $4,943 value of the shares and the $4,943 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $9,886 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 29, 2010, the date the note was paid. Additionally, $4,466 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.  The $100,000 original value of the note plus $4,466 interest from July 19, 2010 through December 29, 2010, for a total of $104,466, was converted into 584,627 shares of the Company’s common stock at a price of $0.13 per share effective December 29, 2010.

The Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in 2010. The Note matures in August of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $150,000 debt plus the $0.09 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $139,575 toward the debt and $5,212 to the shares and $5,212 to the beneficial conversion feature. The $5,212 value of the shares and the $5,212 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $10,424 has been accreted  and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 29, 2010, the date the note was paid. Additionally, $5,384 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.  The $150,000 original value of the note plus $5,384 interest from August 20, 2010 through December 29, 2010, for a total of $155,384, was converted into 1,726,484 shares of the Company’s common stock at a price of $0.09 per share effective December 29, 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 12:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in 2010. The Note matures in September of 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.12 per share. The value of the $150,000 debt plus the $0.12 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $136,260 toward the debt and $6,870 to the shares and $6,870 to the beneficial conversion feature. The $6,870 value of the shares and the $6,870 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $13,740 has been accreted  and added to the note payable bringing the total debt balance related to this convertible promissory note to $150,000 as of December 29, 2010, the date the note was paid. Additionally, $4,356 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.  The $150,000 original value of the note plus $4,356 interest from September 14, 2010 through December 29, 2010, for a total of $154,356, was converted into 1,286,301 shares of the Company’s common stock at a price of $0.12 per share effective December 29, 2010.

Common Stock Options

Options granted to non-employees, accounted for under the fair value method

During February 2009, the Company granted three consultants options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $0.50 per share. The options are fully vested and expire February 5, 2012. The quoted market price of the common stock at the time of issuance of the options was $0.49 per share. The fair value of the options totaled $230,000 using the Black-Scholes option pricing model.  The Company’s accounts payable was reduced by $79,500 and a loss on settlement of debt of $150,500 has been recognized in the accompanying financial statements for the year ended December 31, 2009.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.37%
Dividend yield	0%
Volatility factor	211.2%
Weighted average expected life	3 years

During May 2009, the Company granted a board member options to purchase 200,000 shares of the Company’s common stock, at an exercise price of $0.26 per share. The options are fully vested and expire May 8, 2012. The quoted market price of the common stock at the time of issuance of the options was $0.26 per share. The fair value of the options totaled $36,000 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.39%
Dividend yield	0%
Volatility factor	120.2%
Weighted average expected life	3 years

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Options – continued

During August 2009, the Company granted a board member options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $0.27 per share. The options are fully vested and expire August 6, 2012. The quoted market price of the common stock at the time of issuance of the options was $0.27 per share. The fair value of the options totaled $95,000 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.65%
Dividend yield	0%
Volatility factor	98.3%
Weighted average expected life	3 years

During December 2009, the Company granted a consultant options to purchase 50,000 shares of the Company’s common stock, at an exercise price of $0.43 per share. The options are fully vested and expire December 30, 2010. The quoted market price of the common stock at the time of issuance of the options was $0.43 per share. The fair value of the options totaled $7,000 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.37%
Dividend yield	0%
Volatility factor	81.9%
Weighted average expected life	1 year

During April 2010, the Company granted a consultant options to purchase 50,000 shares of the Company’s common stock, at an exercise price of $0.26 per share. The options are fully vested and expire April 15, 2013. The quoted market price of the common stock at the time of issuance of the options was $0.26 per share. The fair value of the options totaled $7,000 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.64%
Dividend yield	0%
Volatility factor	86.2%
Weighted average expected life	3 year

During November 2010, the Company granted a director options to purchase 50,000 shares of the Company’s common stock, at an exercise price of $0.40 per share. The options are fully vested and expire November 16, 2013. The quoted market price of the common stock at the time of issuance of the options was $0.39 per share. The fair value of the options totaled $12,500 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.67%
Dividend yield	0%
Volatility factor	106.1%
Weighted average expected life	3 year

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 12:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Options – continued

During November 2010, the Company granted a consultant options to purchase 100,000 shares of the Company’s common stock, at an exercise price of $0.39 per share. The options are fully vested and expire January 31, 2011. The quoted market price of the common stock at the time of issuance of the options was $0.39 per share. The fair value of the options totaled $15,500 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.67%
Dividend yield	0%
Volatility factor	175.8%
Weighted average expected life	2.5 month

The following schedule summarizes the changes in the Company’s stock option plan:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2008	5,609,021	$0.15-1.05	1.52 years	$422,029	$0.75

Options granted	2,644,327	$0.15-0.87	1.54 years	165,000	$0.33
Options exercised	-	$-	-	-	$-
Options expired	(3,204,021)	$0.17-1.05	-	(87,029)	$0.95

Balance at December 31, 2009	5,049,327	$0.15-0.87	1.72 years	500,000	$0.40

Options granted	5,290,912	$0.20-0.87	0.76 years	-	$0.22
Options exercised	(250,000)	$0.29	-	-	$0.29
Options expired	(794,327)	$0.40-0.87	-	(35,000)	$0.46

Balance at December 31, 2010	9,295,912	$0.15-0.87	0.90 years	$465,000	$0.29

Exercisable at December 31, 2009	5,049,327	$0.15-0.87	1.72 years	$500,000	$0.40

Exercisable at December 31, 2010	9,295,912	$0.15-0.87	0.90 years	$465,000	$0.29

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 13:                    CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company’s accounts receivable result from credit sales to customers. The Company had one customer that represented 61.3% and 70.0% of the Company’s total revenues for the years ended December 31, 2010 and 2009; and 100% of the total F-18 sales for the years ended December 31, 2010 and 2009. This same customer accounted for 100% of the Company’s net accounts receivable balance at December 31, 2010 and 2009.

The loss of this significant customer would have a temporary adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary.

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

 NOTE 14:                    SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2010, the Company had the following non-cash investing and financing activities:

·	Increased prepaid expenses by $62,500 and increased paid in capital by $62,250 and increased common stock by $250 due to shares issued for prepaid services.
·	Increased accounts receivable - other by $125,000 and increased fixed assets by $125,000 due to cash not yet received for the sale of fixed assets.
·
Decreased accrued expenses by $68,250 and increased paid in capital by $27,105 and increased common stock by $195 and decreased expenses by $40,950 due to stock issued for a stock subscription payable.

·	Increased accounts receivable - other by $283,829 and increased deferred income by $283,829 due to grant revenue not yet received or recognized.
·	Increased convertible notes payable by $43,750 and decreased accrued interest by $43,750 due to accrued interest capitalized to notes payable.
·
Decreased convertible notes payable by $187,024 and increased additional paid in capital by $186,611 and increased common stock by $413 due to shares issued in conjunction with convertible notes for a debt discount.

·
Decreased convertible notes payable by $875,000 and decreased accrued interest by $77,636 and increased additional paid in capital by $946,707 and increased common stock by $5,929 due to shares issued for debt conversion.

During the year ended December 31, 2009, the Company had the following non-cash investing and financing activities:

·	Increased prepaid expenses by $165,500 and increased paid in capital by $164,950 and increased common stock by $550 due to shares issued for prepaid services.
·
Decreased Accrued Interest Payable by $171,628 and decreased Preferred Stock Redeemable by $3,182,405 and decreased Preferred Stock by $95 and increased Paid In Capital by $3,800,095 and increased Common Stock by $10,857 and increased loss on settlement of debt by $456,824 due to preferred stock converted to common stock.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 15:                    SUBSEQUENT EVENTS

In January 2011 the Company issued 156,167 shares of its common stock valued at $0.30 per share on the date of issuance, in exchange for services of $46,850. This value was recorded by the Company as an expense and an accrued liability as of December 31, 2010.

In January 2011 the Company granted eleven employees, two consultants and two directors options to purchase a total of 1,235,000 shares of the Company’s common stock, at an exercise price of $0.30 per share. The options are fully vested upon grant and expire January 12, 2014. The quoted market price of the common stock at the time of issuance of the options was $0.30 per share. The fair value of the options totaled $234,650 using the Black-Scholes option pricing model and was recorded as option expense and an accrued liability as of December 31, 2010.

In February 2011 the Company issued 60,000 shares of its common stock valued at $0.30 per share on the date of issuance, in exchange for services of $18,000.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.