Form 10-Q
period 2011-03-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2011-05-10
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 0-53497

 (Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of May 6, 2011 was 68,884,150.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$132,908	$589,390
Accounts receivable - trade	27,410	15,370
Accounts receivable - other	125,000	425,504
Prepaid expenses	40,318	46,975
Prepaid expenses paid with stock, current portion	66,500	89,949
Inventory	11,500	1,400
Total current assets	403,636	1,168,588

Fixed assets, net of accumulated depreciation	1,076,734	1,211,664

Other assets:
License fees, net of amortization	14,724	16,390
Patents	236,072	219,803
Prepaid expenses paid with stock, long-term portion	12,500	21,875
Deposits	5,406	5,406
Total other assets	268,702	263,474

Total assets	$1,749,072	$2,643,726

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$353,430	$591,416
Accrued interest payable	271,447	245,105
Payroll liabilities payable	14,993	13,229
Deferred income	1,216,454	1,191,492
Loans from shareholder	113,512	126,508
Convertible notes payable	1,736,983	2,006,128
Current portion of capital lease obligations	413,400	405,338
Total current liabilities	4,120,219	4,579,216

Long term liabilities:
Capital lease obligations, net of current portion	922,431	1,029,171
Total liabilities	5,042,650	5,608,387

Shareholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 share authorized; zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
68,884,150 and 67,917,983 shares issued and outstanding,
respectively	68,884	67,918
Paid in capital	18,722,637	18,299,253
Accumulated deficit	(22,085,099)	(21,331,832)
Total shareholders’ equity (deficit)	(3,293,578)	(2,964,661)

Total liabilities and shareholders’ equity (deficit)	$1,749,072	$2,643,726

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2011	2010

Revenues	$150,557	$64,470
Cost of goods sold	25,074	15,462
Gross profit	125,483	49,008

Operating expenses
Sales and marketing expenses	23,291	11,321
Depreciation and amortization	136,596	136,501
Professional fees	280,088	479,131
Stock options granted	12,350	87,256
Payroll expenses	246,200	223,549
General and administrative expenses	144,280	152,462
Total operating expenses	842,805	1,090,220
Operating loss	(717,322)	(1,041,212)

Non-operating income (expense):
Interest expense	(99,040)	(191,298)
Grant income recognized	63,095	-
Non-operating income (expense), net	(35,945)	(191,298)

Loss before Income Taxes	(753,267)	(1,232,510)

Income Tax Provision	-	-

Net loss	$(753,267)	$(1,232,510)

Loss per common share	$(0.01)	$(0.02)

Weighted average common shares
outstanding	68,154,191	52,874,228

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statement of Changes in Shareholders’ Equity (Deficit) (Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2010 (audited)	67,917,983	$67,918	$18,299,253	$(21,331,832)	$(2,964,661)

Common stock issued for:
Stock options exercised	750,000	750	111,750	-	112,500
Services	60,000	60	17,940	-	18,000
Debt	156,167	156	46,694	-	46,850
Options issued for debt	-	-	234,650		234,650
Stock option expense	-	-	12,350	-	12,350
Net loss	-	-	-	(753,267)	(753,267)
Balances at March 31, 2011	68,884,150	$68,884	$18,722,637	$(22,085,099)	$(3,293,578)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow
(Unaudited)
	Three months ended
	March 31,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(753,267)	$(1,232,510)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	134,930	134,418
Amortization of licenses and intangible assets	1,666	2,083
Amortization of convertible debt discount	24,605	98,902
Amortization of prepaid expenses paid with stock	32,824	32,410
Common stock issued for services	18,000	350,000
Stock options issued for services	12,350	87,256
Loss on settlement of debt	-	-
Changes in operating assets and liabilities:
Accounts receivable	(12,040)	(1,389)
Accounts receivable - other	300,504	-
Inventory	(10,100)	(650)
Prepaid expenses	6,657	(5,112)
Deposits	-	2,765
Accounts payable	43,514	47,525
Payroll liabilities	1,764	2,800
Stock based consulting fees payable	-	9,750
Accrued interest	26,342	46,299
Deferred income	24,962	-
Net cash used by operating activities	(147,289)	(425,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents	(16,269)	(7,988)
Net cash used in investing activities	(16,269)	(7,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(12,996)	(8,956)
Principal payments on capital lease	(98,678)	(86,833)
Proceeds from convertible note	-	425,000
Payments on convertible note	(293,750)	-
Proceeds from cash sales of common shares	-	47,000
Proceeds from exercise of options and warrants	112,500	72,500
Net cash provided (used) by financing activities	(292,924)	448,711

Net increase in cash and cash equivalents	(456,482)	15,270
Cash and cash equivalents, beginning of period	589,390	37,562

CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,908	$52,832

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,938	$42,522
Cash paid for income taxes	-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the three months ended March 31, 2011 (unaudited) and the year ended December 31, 2010

NOTE 1:                      BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2011.

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

We anticipate a requirement of $1 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $132,908 cash on hand which means there will be an anticipated shortfall of nearly the full $15 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the three months ended March 31, 2011 (unaudited) and the year ended December 31, 2010

NOTE 3:                      ACCOUNTS RECEIVABLE – OTHER

Accounts receivable – other consists of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Balance due on sale of fixed assets	$125,000	$125,000
Reimbursable expenses	-	16,675
Grant proceeds received February 2011	-	283,829
	$125,000	$425,504

NOTE 4: FIXED ASSETS

Fixed assets consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Production equipment	$2,116,627	$2,116,627
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,599,403	2,599,403
Less accumulated depreciation	(1,522,669)	(1,387,739)
	$1,076,734	$1,211,664

Accumulated depreciation related to fixed assets is as follows:

	March 31, 2011	December 31, 2010
Production equipment	$1,204,025	$1,098,194
Building	300,885	273,531
Leasehold improvements	2,241	2,054
Office equipment	15,518	13,960
	$1,522,669	$1,387,739

Depreciation expense for the above fixed assets for the three months ended March 31, 2011 and 2010, respectively, was $134,930 and $134,418.

The Company had paid an upfront fee of $150,000 towards the upgrade of its linear accelerator purchased in 2008. This fee was for the eventual upgrade of the accelerator from a 7.5 MeV to a 10 MeV accelerator. Because the Company had not yet completed this upgrade as of December 31, 2010 and was unsure as to whether it intended to complete the upgrade in the near term, the Company wrote off the $150,000 as impairment expense in the twelve months ended December 31, 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the three months ended March 31, 2011 (unaudited) and the year ended December 31, 2010

NOTE 5: INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
License Fee	$95,000	$95,000
Less accumulated amortization	(80,276)	(78,610)
	14,724	16,390
Patents	236,072	219,803
Intangible assets net of accumulated amortization	$250,796	$236,193

Amortization expense for the above intangible assets for the three months ended March 31, 2011 and 2010, respectively, was $1,666 and $2,083.

NOTE 6:                      RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time it was paid off and replaced with a loan from two of the major shareholders. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009 at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2010, at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2011. There is no security held as collateral for this loan. As of March 31, 2011 and December 31, 2010, the balance was $113,512 and $126,508, respectively, and all payments were current on this shareholder loan.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the three months ended March 31, 2011 (unaudited) and the year ended December 31, 2010

NOTE 6:                      RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the three months ended March 31, 2011 and 2010, respectively, the Company incurred rent expenses for this facility totaling $13,227 and $12,247, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the three months ended March 31, 2011 and 2010, respectively, the Company amortized $9,375 and $9,375 of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four-month options to renew, but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the three months ended March 31, 2011 and 2010, respectively, the Company incurred rent expenses for this facility totaling $8,200 and $8,200, respectively.

The Company purchased a used Cyclotron April 2009 and paid storage fees from that time until it was sold November 2010. The storage fees began at $2,050 per month until December 2009 when they were increased to $5,600 per month. Storage fees for the Cyclotron were $0 and $16,200 for the three months ended March 31, 2011 and 2010, respectively.

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of March 31, 2011, are as follows:

Production
Facility
Twelve months ended March 31, 2012	$55,730
Twelve months ended March 31, 2013	19,047
Total	$74,777

Rental expense for the three months ended March 31, 2011 and 2010 consisted of the following:
	Three months ended March 31, 2011	Three months ended March 31, 2010

Office and warehouse lease effective August 1, 2007
Monthly rental payments	$13,227	$12,247
Rental expense in the form of stock issuance	9,375	13,250
Corporate office	8,200	8,200
Cyclotron storage	-	16,200
Total Rental Expense	$30,802	$49,897

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the three months ended March 31, 2011 (unaudited) and the year ended December 31, 2010

NOTE 7:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond March 31, 2011; however all of which are expected to expire sometime within the next twelve months. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid Expenses are expected to mature as follows:

For the twelve month period ending March 31, 2012	$66,500
For the twelve month period ending March 31, 2013	12,500
$79,000

NOTE 8:                      INCOME FROM GRANTS AND DEFERRED INCOME

The Company has chosen to recognize grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2010 the Company recognized $23,508 of a $1,215,000 Department of Energy grant as income with the remaining $1,191,492 recorded as deferred income as of December 31, 2010. The $23,508 recognized as of December 31, 2010 was for costs incurred for the twelve months ended December 31, 2010. For the three months ended March 31, 2011 the Company recognized an additional $63,095 as income leaving a remaining balance of $1,128,397 recorded as deferred income as of March 31, 2011. The $63,095 was for costs incurred for the three months ended March 31, 2011.

The Company fully recognized $244,479 grant money received on both a Molybdenum tax grant and a Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

Additionally the Company received $88,057 Consulting Revenue in March 2011 for work to be performed in the months April through June, 2011. The Company has recorded the $88,057 as deferred income as of March 31, 2011.

As of March 31, 2011 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

	$1,215,000 Brachytherapy Grant	$244,479 Molybdenum Grant	$244,479 Brachytherapy Grant	Total
Grant money received	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income in 2010 from grants	23,508	244,479	244,479	512,466
Deferred income at December 31, 2010	1,191,492	-	-	1,191,492
Recognized income for the three months ended March 31, 2011 from grants	63,095	-	-	-
Deferred income from Grants	$1,128,397	$-	$-	$1,128,397
Deferred income from Consulting Revenue				88,057
Total Deferred Income at March 31, 2011				$1,216,454

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the three months ended March 31, 2011 (unaudited) and the year ended December 31, 2010

NOTE 9:                      COMMON STOCK OPTIONS

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock option plan during the three months ended March 31, 2011:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2010	9,295,912	$0.15-0.87	0.90 years	$465,000	$0.29
Options granted	1,235,000	$0.30	2.79 years	$-	$0.30
Options exercised	(750,000)	$0.15			$0.15
Options expired	(190,912)	$0.39-0.87			$0.57
Balance at March 31, 2011	9,590,000	$0.20-0.55	1.21 years	$315,000	$0.30

Exercisable at December 31, 2010	9,295,912	$0.15-0.87	0.90 years	$465,000	$0.29

Exercisable at March 31, 20110	9,590,000	$0.20-0.55	1.21 years	$315,000	$0.30

NOTE 10:                    STOCKHOLDERS’ EQUITY

Common Stock Sale

In March 2011 the Company issued 750,000 shares of common stock for the exercise of options at $0.15 per share for total cash proceeds of $112,500.

Common Stock Issued for Services and Other

During the three months ended March 31, 2011 the Company issued 60,000 shares of common stock for services. The fair market value of the shares issued were $0.30 per share for a total fair market value of $18,000.

NOTE 11:                    SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2010, the Company had no non-cash investing and financing activities.

During the three months ended March 31, 2011, the Company issued 156,167 shares of common stock for an extinguishment of $46,850 worth of debt and issued 1,235,000 options for an extinguishment of $234,650 worth of debt.

NOTE 12:                    SUBSEQUENT EVENTS

In April 2011 the Company amended its Certificate of Incorporation to increase the number of shares of Common Stock, par value $.001 per share, from 100,000,000 to 200,000,000 shares of Common Stock and to authorize 20,000,000 shares of Preferred Shares, par value $.001 per share.

The Company evaluated subsequent events pursuant ASC Topic 855 and has determined that there are no additional events to report.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for statements of historical fact, certain information described in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. Advanced Medical Isotope Corporation believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-Q because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed below in the section captioned “Risk Factors” within Item 1A, “Description of Business,” as well as other cautionary language in this Form 10-Q, describe such risks, uncertainties and events that may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on our business, results of operations and financial position.

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

On October 29, 2010, the Company received notification it had been awarded $244,479 grant funds from the Qualified Therapeutic Discovery Project Program for the Molybdenum Project. On December 3, 2010, the Company received $205,129 and the remaining $39,350 of the grant was received February 4, 2011. The grant funds received in 2010 and received in February 2011 reimburses the Company for eligible expenditures made during the twelve months ended December 31, 2010.

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

In February 2011, we entered into a one year option agreement to negotiate an exclusive license agreement with Battelle Memorial Institute related to patents for the production of radioisotopes. This option agreement calls for an upfront option fee.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Employees

As of March 31, 2010, we had thirteen employees.  At any given time, we utilize eight to ten independent contractors to assist with the company operations.  We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

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

The License Agreement may be cancelled by giving 90 days written notice to the University.  We did not have a relationship with UTEK before the acquisition of Neu-Hope Technologies and we do not currently have any business relationship or affiliation with UTEK.  In fact, in 2008, due to the Company’s lack of funds to act upon the patent license for the neutron generator and develop the technology, the Company lost considerable ground towards the advantages of utilization of the patent license.

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

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000
2014	$7,500
2015	$10,000
2016 and each calendar year thereafter	$25,000

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Patents, Trademarks, Licenses - continued

The amortization of these items is computed using the straight-line method over the following estimated useful lives:

o	Intellectual property …….…... 3 years
o	Contracts and agreements …. 3 years
o	Customer lists ……………..… 2 years

Patents:

Patent filing costs totaling $16,270, and $7,988, were capitalized during the three months ended March 31, 2011, and 2010; resulting in a total $236,072 of capitalized patents at March 31, 2011.  The patents are pending and are being developed, as such, they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Research and Development

We spent approximately $1,168,422, $67,006 and $90,150 during the years ended December 31, 2010, 2009 and 2008, respectively, on research and development.  The costs incurred in 2008 and 2009 were to a University for tests involved in the making of isotopes. The costs incurred in 2010 consisted of $513,416 towards the Brachytherapy Project and $655,006 towards the Molybdenum Project.

The costs expensed in the three months ended March 31, 2011 and 2010 were $126,275 and $454,951, respectively. The $126,275 spent for the three months ended March 31, 2011 consist of the following:

	Brachytherapy	Molybdenum
Supplies	$4,457	$390
Amortization	833	833
Conferences & seminars	750	3,095
Dues & subscriptions	-	32
Marketing	-	7,371
Office Supplies	-	63
Payroll and benefits	6,621	24,495
Consulting fees	33,000	19,400
Consulting fees – stock based	4,000	-
Legal fees	-	6,000
Research	13,196	-
Stock options granted	50	750
Telephone	188	202
Travel	-	549
Total	$63,095	$63,180

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

The following table sets forth information from our statements of operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues	$150,557	$64,470
Cost of goods sold	25,074	15,462
Gross profit	125,483	49,007
Operating expenses	842,805	1,090,220
Operating loss	(717,322)	(1,041,212)
Non-operating expenses	-	-
Recognized income from grants	63,095
Interest expense	(99,040)	(191,298)
Net income (loss)	$(753,267)	$(1,232,510)

Details related to Revenues and Cost of Goods Sold for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011						Three months ended March 31, 2010
	F-18		Consulting Revenue		Stable Isotopes		F-18		Stable Isotopes
Revenues	$49,300	100%	$88,057	100%	$13,200	100%	$64,470	100%	$-	0%
Cost of goods sold	$12,264	24.9%	$-	-%	$12,810	97.0%	$15,462	24.0%	$-	0%

Revenue

Revenue was $150,557 for the three months ended March 31, 2011 and $64,470 for the three months ended March 31, 2010.  The increase was the result of consulting revenues.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $49,300 of the total three months ended March 31, 2011 revenues and $64,470 of the total three months ended March 31, 2010 revenues.  Revenues for F-18 were lower in the three months ended March 31, 2011 as a result of a reduction in price to our sole customer effective April 2010. The number of doses sold increased for the three months ended March 31, 2011 over the three months ended March 31, 2010, however due to the drop in price effective April 2010 the revenue dollars decreased. Stable isotope sales were $13,200 and $0 for the three months ended March 31, 2011 and 2010 respectively.  The Company discontinued the sale of stable isotopes in the three months ended March 31, 2010 due to the reduction in profitability of that line of product. The Company intends to continue to refrain from stable isotope sales at this time due to the low profitability. Consulting revenues consisted of $88,057 and $0 of the total three months ended March 31, 2011 and 2010 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this Consulting.

Cost of Goods Sold

Cost of Goods Sold for the three months ended March 31, 2011 and 2010 was $25,074 and $15,462, respectively. The $12,264 cost of goods sold for the three months ended March 31, 2011, 24.9% of total F-18 revenues, was our costs for the F-18 production (consisting mostly of supplies). The $12,810 cost of goods sold for the three months ended March 31, 2011, 97.0% of Stable Isotopes revenues, was our costs for the stable isotopes we purchased from our vendors. The $15,462 cost of goods sold for the three months ended March 31, 2010, 24.0% of total revenues consisted of costs for the F-18 production (consisting mostly of supplies).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses

Operating expenses for the three months ended March 31, 2011 and 2010 was $842,805 and $1,090,220 respectively.  The decrease in operating expenses from 2010 to 2011 can be attributed largely to Stock Based Consulting Fees ($378,910 for the three months ended March 31, 2010 versus $41,448 for the three months ended March 31, 2011) versus an increase in Consulting Fees ($61,340 for the three months ended March 31, 2010 versus $194,633 for the three months ended March 31, 2010).

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Depreciation and amortization expense	$136,596	$136,501
Professional fees	280,088	479,131
Stock options granted	12,350	87,256
Payroll expenses	246,200	223,549
General and administrative expenses	144,280	152,462
Sales and marketing expense	23,291	11,321
	$842,805	$1,090,220

Non-Operating Expense

Non operating expense for the three months ended March 31, 2011 and 2010 consisted of interest of $99,040 and $191,298, respectively.

Income from Grants and Deferred Income

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

Additionally, on October 29, 2010, the Company received notification it had been awarded $244,479 grant funds from the Qualified Therapeutic Discovery Project Program for this same Brachytherapy Project. The $244,479 grant was recorded as a receivable as of December 31, 2010 and cash was received February 4, 2011. This grant reimburses the Company for eligible expenditures made during the twelve months ended December 31, 2010, up to the maximum $488,958 allowable expenditures available for this grant..

On October 29, 2010, the Company received notification it had been awarded $244,479 grant funds from the Qualified Therapeutic Discovery Project Program for the Molybdenum Project. On December 3, 2010, the Company received $205,129 and the remaining $39,350 of the grant was recorded as a receivable as of December 31, 2010 and cash was received February 4, 2011. The $205,129 grant funds received in 2010 reimburses the Company for eligible expenditures made during the twelve months ended December 31, 2009. And the $39,350 reimburses the Company for eligible expenditures made during the twelve months ended December 31, 2010, up to the maximum $488,958 for the years 2009 and 2010 allowable expenditures available for this grant.

The Company has chosen to recognize the grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet. For the twelve months ended December 31, 2010 the Company recognized $23,508 of the $1,215,000 Department of Energy grant as income with the remaining $1,191,492 recorded as deferred income as of December 31, 2010. The $23,508 recognized as of December 31, 2010 was for costs incurred for the twelve months ended December 31, 2010. For the three months ended March 31, 2011 the Company recognized $63,095 of the $1,191,492 remaining Department of Energy grant as income with the remaining $1,128,397 recorded as deferred income as of March 31, 2011. The $63,095 was for costs incurred for the three months ended March 31, 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Income from Grants and Deferred Income- continued

The Company fully recognized the $244,479 grant money received on both the Molybdenum tax grant and the Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

Additionally the Company received $88,057 Consulting Revenue in March 2011 for work to be performed in the months April through June, 2011. The Company has recorded the $88,057 as deferred income as of March 31, 2011.

As of March 31, 2011 the grant money received and grant money recognized as income and deferred income is:

	$1,215,000 Brachytherapy Grant	$244,479 Molybdenum Grant	$244,479 Brachytherapy Grant	Total
Grant money received	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income in 2010 from grants	23,508	244,479	244,479	512,466
Deferred income at December 31, 2010	1,191,492	-	-	1,191,492
Recognized income for the three months ended March 31, 2011 from grants	63,095	-	-	63,095
Deferred income from Grants	$1,128,397	$-	$-	$1,128,397
Deferred income from Consulting Revenue				88,057
Total Deferred Income				$1,216,454

Net Loss

Our net loss for the three months ended March 31, 2011 and 2010 was $753,267 and $1,232,510, respectively.

Liquidity and Capital Resources

At March 31, 2011, we had negative working capital of $3,716,584, as compared to $3,410,628 December 31, 2010. During the three months ended March 31, 2011 we experienced negative cash flow from operations of $147,289, and we expended $16,270 for investing activities and another $292,924 from financing activities.  As of March 31, 2011, we had $0 commitments for capital expenditures.

We have generated material operating losses since inception. We have incurred a net loss of $19,198,058 from inception through March 31, 2011, including a net loss of $753,267 for the three months ended March 31, 2011. We expect to continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Contractual Obligations (payments due by period as of March 31, 2011)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$1,335,831	$413,400	$876,400	$46,031	$-
Production center lease	$74,777	$55,730	$19,047	$-	$-
License agreement with Regents of the University of California	$505,000	$85,000	$180,000	$180,000	$60,000 each year
License Agreement with Battelle Memorial Institute	$125,000	$2,500	$22,500	$75,000	$25,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007. The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated shareholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011.  During the year ended December 31, 2010 the Company incurred rent expenses for this facility totaling $50,622.  During the three months ended March 31, 2011 and 2010 the Company incurred rent expenses for this facility totaling $13,227 and $12,247, respectively. In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2010 the Company amortized $37,500, of this stock issuance and recognized it as rent expense. For the three months ended March 31, 2011 and 2010 the Company amortized $9,375 and $13,250, respectively, of this stock issuance and recognized it as rent expense.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of March 31, 2011, the Company has experienced no bad debt write offs from operations.

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

Fixed Assets - continued

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

Patents

The Company  has determined that the economic life of its patents to be 10 years and will begin amortization over such 10-year period and on a straight-line basis once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Income from Grants and Deferred Income

The Company has chosen to recognize grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Convertible debt	5,365,880	4,775,415
Common stock options	9,590,000	9,295,912
Total potential dilutive securities	14,955,880	14,071,327

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were $12,675 tradeshow expenses incurred and not expensed as of the year ended December 31, 2010 and at the period ended March 31, 2011 which are prepayment costs for 2011 tradeshow expenses. During the three months ended March 31, 2011 and 2010 the Company incurred $23,291 and $11,321, respectively, in advertising and marketing costs.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the year ended December 31, 2010.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2010.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the year ended December 31, 2010, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease during the year 2011.

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

Recently Issued Accounting Pronouncements

The Company reviews recently issued account pronouncements on a quarterly basis. As of March 31, 2011 there are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during this current fiscal quarter (our first fiscal quarter of 2011) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock sale

In March 2011 the Company issued 750,000 shares of common stock for the exercise of options at $0.15 per share for total cash proceeds of $112,500.

Common stock issued for services and other

During the three months ended March 31, 2011 the Company issued 60,000 shares of common stock for services. The fair market value of the shares issued were $0.30 per share for a total value of $18,000.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: May 6, 2011	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer