Form 10-Q
period 2011-06-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2011-08-04
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    0-53497

 (Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of August 4, 2011 was 70,959,896.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3
Statements of Operations for the Three Months and the Six Months ended June 30, 2011 (unaudited) and the Three Months and the Six Months ended June 30, 2010 (unaudited)	4
Statements of Changes in Shareholders’ Equity (Deficit) for the period ended June 30, 2011 (unaudited)	5
Statements of Cash Flows for the six months ended June 30, 2011 (unaudited) and the six months ended June 30, 2010 (unaudited)	6
Notes to Condensed Financial Statement (unaudited)	7-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 5. Other Information	32
Item 6. Exhibits	32

SIGNATURES	32

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$5,132	$589,390
Accounts receivable - trade	21,459	15,370
Accounts receivable - other	125,000	425,504
Prepaid expenses	15,795	46,975
Prepaid expenses paid with stock, current portion	45,750	89,949
Inventory	7,800	1,400
Total current assets	220,936	1,168,588

Fixed assets, net of accumulated depreciation	941,804	1,211,664

Other assets:
License fees, net of amortization	13,058	16,390
Patents	287,738	219,803
Prepaid expenses paid with stock, long-term portion	3,125	21,875
Deposits	5,406	5,406
Total other assets	309,327	263,474

Total assets	$1,472,067	$2,643,726

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$656,419	$591,416
Accrued interest payable	335,332	245,105
Payroll liabilities payable	6,078	13,229
Deferred income	1,085,272	1,191,492
Short term loan payable	55,000	-
Loans from shareholder	103,570	126,508
Convertible notes payable	1,899,370	2,006,128
Current portion of capital lease obligations	417,000	405,338
Total current liabilities	4,558,041	4,579,216

Long term liabilities:
Capital lease obligations, net of current portion	821,792	1,029,171
Total liabilities	5,379,833	5,608,387

Shareholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 share authorized; zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
68,959,896 and 67,917,983 shares issued and outstanding,
respectively	68,959	67,918
Paid in capital	18,739,898	18,299,253
Accumulated deficit	(22,716,623)	(21,331,832)
Total shareholders’ equity (deficit)	(3,907,766)	(2,964,661)

Total liabilities and shareholders’ equity (deficit)	$1,472,067	$2,643,726

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues	$139,926	$138,193	$290,483	$202,663
Cost of Goods Sold	11,464	14,476	36,538	29,938
	128,462	123,717	253,945	172,725

Operating expenses
Sales and marketing expenses	35,298	4,636	58,589	15,957
Depreciation and amortization	136,596	135,117	273,192	271,617
Professional fees	220,478	101,472	500,566	580,603
Stock options granted	(12,350)	50,630	-	137,886
Payroll expenses	166,216	121,576	412,417	345,125
General and administrative expenses	153,868	140,373	298,148	292,836
Total operating expenses	700,106	553,804	1,542,912	1,644,024
Operating loss	(571,644)	(430,087)	(1,288,967)	(1,471,299)

Non-operating income (expense)
Interest expense	(103,003)	(213,415)	(202,044)	(404,713)
Grant income recognized	43,125	-	106,220
Non-operating income (expense), net	(59,878)	(213,415)	(95,824)	(404,713)

Loss before Income Taxes	(631,522)	(643,502)	(1,384,791)	(1,876,012)
Income Tax Provision	-	-	-	-
Net Loss	$(631,522)	$(643,502)	$(1,384,791)	$(1,876,012)
Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average common shares outstanding	68,890,965	53,546,680	68,524,613	53,212,311

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statement of Changes in Shareholders’ Equity (Deficit) (Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2010 (audited)	67,917,983	$67,918	$18,299,253	$(21,331,832)	$(2,964,661)

Common stock issued for:
Stock options exercised	750,000	750	111,750	-	112,500
Services	60,000	60	17,940	-	18,000
Debt	156,167	156	46,694	-	46,850
Loan fees on convertible debt	75,746	75	29,611	-	29,686
Options issued for debt	-	-	234,650	-	234,650
Net loss	-	-	-	(1,384,791)	(1,384,791)
Balances at June 30, 2011	68,959,896	$68,959	$18,739,898	$(22,716,623)	$(3,907,766)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow
(Unaudited)
	Six months ended
	June 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,384,791)	$(1,876,012)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	269,860	269,256
Amortization of licenses and intangible assets	3,332	2,361
Amortization of convertible debt discount	27,313	254,395
Amortization of prepaid expenses paid with stock	62,949	70,775
Common stock issued for services	18,000	350,000
Stock options issued for services	-	137,886
Changes in operating assets and liabilities:
Accounts receivable	(6,091)	7,870
Accounts receivable - other	300,504	-
Inventory	(6,400)	450
Prepaid expenses	31,180	-
Deposits	-	2,765
Accounts payable	346,503	225,825
Payroll liabilities	(7,150)	23,900
Stock based consulting fees payable	-	(25,246)
Accrued interest	90,227	50,307
Deferred income	(106,220)	-
Net cash used by operating activities	(360,784)	(497,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to purchase equipment	-	(12,640)
Cash used to acquire license fees	-	(10,000)
Cash used to acquire patents	(67,935)	(24,038)
Net cash used in investing activities	(67,935)	(46,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(22,938)	(18,019)
Principal payments on capital lease	(195,717)	(175,760)
Proceeds from short term loan	55,000	-
Proceeds from convertible note	189,366	632,700
Payments on convertible note	(293,750)	-
Proceeds from cash sales of common shares	-	47,000
Proceeds from exercise of options and warrants	112,500	72,500
Net cash provided (used) by financing activities	(155,539)	558,421

Net increase in cash and cash equivalents	(584,258)	13,775
Cash and cash equivalents, beginning of period	589,390	37,562

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,132	$51,337

Supplemental disclosures of cash flow information:
Cash paid for interest	$68,025	$86,086
Cash paid for income taxes	-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the six months ended June 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 1:                      BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2011.

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

We anticipate a requirement of $1 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $5,132 cash on hand which means there will be an anticipated shortfall of nearly the full $15 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the six months ended June 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 3:                      ACCOUNTS RECEIVABLE – OTHER

Accounts receivable – other consists of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Balance due on sale of fixed assets	$125,000	$125,000
Reimbursable expenses	-	16,675
Grant proceeds received February 2011	-	283,829
	$125,000	$425,504

NOTE 4: FIXED ASSETS

Fixed assets consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Production equipment	$2,116,627	$2,116,627
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,599,403	2,599,403
Less accumulated depreciation	(1,657,599)	(1,387,739)
	$941,804	$1,211,664

Accumulated depreciation related to fixed assets is as follows:

	June 30, 2011	December 31, 2010
Production equipment	$1,309,856	$1,098,194
Building	328,238	273,531
Leasehold improvements	2,428	2,054
Office equipment	17,077	13,960
	$1,657,599	$1,387,739

Depreciation expense for the above fixed assets for the six months ended June 30, 2011 and 2010, respectively, was $269,860 and $269,256.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the six months ended June 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 5: INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
License Fee	$95,000	$95,000
Less accumulated amortization	(81,942)	(78,610)
	13,058	16,390
Patents	287,738	219,803
Intangible assets net of accumulated amortization	$300,796	$236,193

Amortization expense for the above intangible assets for the six months ended June 30, 2011 and 2010, respectively, was $3,332 and $2,361.

NOTE 6:                      RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time it was paid off and replaced with a loan from two of the major shareholders. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009 at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2010, at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2011. There is no security held as collateral for this loan. As of June 30, 2011 and December 31, 2010, the balance was $103,570 and $126,508, respectively, and all payments were current on this shareholder loan.

The Company issued various shares of common stock and convertible promissory notes during the six months ended June 30, 2011 from a director and major shareholder. The details of these transactions are outlined in NOTE 11 STOCKHOLDERS EQUITY - Common Stock Issued for Convertible Debt.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the six months ended June 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 6:                      RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the six months ended June 30, 2011 and 2010, respectively, the Company incurred rent expenses for this facility totaling $26,454 and $24,494, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the six months ended June 30, 2011 and 2010, respectively, the Company amortized $18,750 and $18,750 of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four-month options to renew, but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the six months ended June 30, 2011 and 2010, respectively, the Company incurred rent expenses for this facility totaling $16,400 and $16,400, respectively.

The Company purchased a used Cyclotron April 2009 and paid storage fees from that time until it was sold November 2010. The storage fees began at $2,050 per month until December 2009 when they were increased to $5,600 per month. Storage fees for the Cyclotron were $0 and $33,000 for the six months ended June 30, 2011 and 2010, respectively.

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of June 30, 2011, are as follows:

Production Facility
Twelve months ended June 30, 2012	$56,788
Twelve months ended June 30, 2013	4,762
Total	$61,550

Rental expense for the six months ended June 30, 2011 and 2010 consisted of the following:

	Six months ended June 30, 2011	Six months ended June 30, 2010
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$26,454	$24,494
Rental expense in the form of stock issuance	18,750	22,625
Corporate office	16,400	16,400
Cyclotron storage	-	33,000
Total Rental Expense	$61,604	$96,519

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the six months ended June 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 7:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond June 30, 2011; however all of which are expected to expire sometime within the next twelve months. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid Expenses are expected to mature as follows:

For the twelve month period ending June 30, 2012	$45,750
For the twelve month period ending June 30, 2013	3,125
$48,875

NOTE 8:                      DEBT

The Company borrowed $55,000 May 2011, due February 2012, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (November 8, 2011), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average closing price of the last five trading prices for the common stock ending one trading day prior to the date of conversion.

The Company had the right to prepay the note and accrued interest during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note plus accrued interest on the note. The Company prepaid the note in full on August 3, 2011 and therefore has accrued interest expense of $20,046 related to the prepayment cost in the accompanying financial statements for the six months ending June 30, 2011.  If the Company had not paid off the note and related accrued interest by August 10, 2011, the Company could have paid off the note between the period ninety-one days to one hundred twenty days following the issue date and the prepayment would have equaled 140% of the outstanding principal balance of the note plus accrued interest on the note.  If the Company had not paid off the note and related accrued interest by November 8, 2011, the note would have become convertible and the Company would have had to accrue an additional $12,981 to interest expense to account for the beneficial conversion feature of the note.

NOTE 9:                      INCOME FROM GRANTS AND DEFERRED INCOME

The Company has chosen to recognize grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2010 the Company recognized $23,508 of a $1,215,000 Department of Energy grant as income with the remaining $1,191,492 recorded as deferred income as of December 31, 2010. The $23,508 recognized as of December 31, 2010 was for costs incurred for the twelve months ended December 31, 2010. For the six months ended June 30, 2011 the Company recognized an additional $106,220 as income leaving a remaining balance of $1,085,272 recorded as deferred income as of June 30, 2011. The $106,220 was for costs incurred for the six months ended June 30, 2011.

The Company fully recognized $244,479 grant money received on both a Molybdenum tax grant and a Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the six months ended June 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 9:  INCOME FROM GRANTS AND DEFERRED INCOME – continued

As of June 30, 2011 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

	$1,215,000 Brachytherapy Grant	$244,479 Molybdenum Grant	$244,479 Brachytherapy Grant	Total
Grant money received	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income in 2010 from grants	23,508	244,479	244,479	512,466
Deferred income at December 31, 2010	1,191,492	-	-	1,191,492
Recognized income for the six months ended June 30, 2011 from grants	106,220	-	-	106,220
Deferred income at June 30, 2011	$1,085,272	$-	$-	$1,085,272

 NOTE 10:                    COMMON STOCK OPTIONS

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock option plan during the six months ended June 30, 2011:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2010	9,295,912	$0.15-0.87	0.90 years	$465,000	$0.29
Options granted	1,235,000	$0.30	2.54 years	$-	$0.30
Options exercised	(750,000)	$0.15			$0.15
Options expired	(190,912)	$0.39-0.87			$0.57
Balance at June 30, 2011	9,590,000	$0.20-0.55	0.74 years	$315,000	$0.30

Exercisable at December 31, 2010	9,295,912	$0.15-0.87	0.90 years	$465,000	$0.29

Exercisable at June 30, 2011	9,590,000	$0.20-0.55	0.74 years	$315,000	$0.30

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the six months ended June 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 11:                    STOCKHOLDERS’ EQUITY

Common Stock Sale

In March 2011 the Company issued 750,000 shares of common stock for the exercise of options at $0.15 per share for total cash proceeds of $112,500.

Common Stock Issued for Services and Other

In February 2011 the Company issued 60,000 shares of common stock for services. The fair market value of the shares issued were $0.30 per share for a total fair market value of $18,000.

Common Stock Issued for Convertible Debt

On June 9, 2011 the Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in 2011. The Note matures in June of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $50,000 debt plus the $0.22 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $45,956 toward the debt and $4,044 to the shares and $4,044 to the beneficial conversion feature. The $4,044 value of the shares and the $4,044 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $340 has been recognized in the accompanying financial statements for the six months ending June 30, 2011.

On June 17, 2011 the Company issued 15,400 shares of its common stock and a convertible promissory note in the amount of $38,500 with interest payable at 10% per annum in 2011. The Note matures in June of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $38,500 debt plus the $0.20 fair market value of the 15,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $38,500 debt and the value of the 15,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $35,517 toward the debt and $2,983 to the shares and $2,983 to the beneficial conversion feature. The $2,983 value of the shares and the $2,983 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $250 has been recognized in the accompanying financial statements for the six months ending June 30, 2011.

On June 30, 2011 the Company issued 40,346 shares of its common stock and a convertible promissory note in the amount of $100,866 with interest payable at 10% per annum in 2011. The Note matures in June of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $100,866 debt plus the $0.20 fair market value of the 40,346 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,866 debt and the value of the 40,346 shares and the beneficial conversion feature. The computation resulted in an allocation of $93,050 toward the debt and $7,816 to the shares and $7,816 to the beneficial conversion feature. The $7,816 value of the shares and the $7,816 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $0 has been recognized in the accompanying financial statements for the six months ending June 30, 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the six months ended June 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 12:                    SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2010, the Company had no non-cash investing and financing activities.

During the six months ended June 30, 2011, the Company issued 156,167 shares of common stock for an extinguishment of $46,850 worth of debt, issued 1,235,000 options for an extinguishment of $234,650 worth of debt, and issued 75,746 shares of common stock for loan fees on convertible debt of $29,686.

NOTE 13:                    SUBSEQUENT EVENTS

In July 2011 the Company received $200,000 for the exercise of 1,000,000 warrants at $0.20.

In July 2011 the Company issued 1,000,000, one year, $0.20 options to a director for services.

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

Accordingly, the Company is reviewing possible acquisition candidates.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Employees

As of June 30, 2011, we had thirteen employees.  At any given time, we utilize eight to ten independent contractors to assist with the company operations.  We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

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

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000
2014	$7,500
2015	$10,000
2016 and each calendar year thereafter	$25,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Patents, Trademarks, Licenses - continued

The amortization of these items is computed using the straight-line method over the following estimated useful lives:

o	Intellectual property ……..….. 3 years
o	Contracts and agreements …. 3 years
o	Customer lists …………..…… 2 years

Patents:

Patent filing costs totaling $67,935, and $24,037, were capitalized during the six months ended June 30, 2011, and 2010; resulting in a total $287,738 of capitalized patents at June 30, 2011.  The patents are pending and are being developed, as such, they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

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

The costs expensed in the six months ended June 30, 2011 and 2010 were $213,826 and $519,573, respectively. The $213,826 spent for the six months ended June 30, 2011 consist of the following:

	Brachytherapy	Molybdenum
Supplies	$4,815	$390
Amortization	1,666	1,666
Conferences & seminars	7,087	9,432
Dues & subscriptions	-	32
Marketing	8,287	15,658
Office Supplies	117	180
Payroll and benefits	14,764	45,707
Consulting fees	45,500	26,900
Consulting fees – stock based	6,000	-
Legal fees	-	6,000
Research	17,606	-
Stock options granted	50	750
Telephone	328	342
Travel	-	549
Total	$106,220	$107,606

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Six Months Ended

The following table sets forth information from our statements of operations for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues	$290,483	$202,663
Cost of goods sold	36,538	29,938
Gross profit	253,945	172,725
Operating expenses	1,542,912	1,644,024
Operating loss	(1,288,967)	(1,471,299)
Non-operating expenses	-	-
Recognized income from grants	106,220
Interest expense	(202,044)	(404,713)
Net income (loss)	$(1,384,791)	$(1,876,012)

Details related to Revenues and Cost of Goods Sold for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues
Consulting	$176,114	$86,863
Stable Isotopes	15,769	-
F-18	98,600	115,800
Total Revenue	$290,483	$202,663

Cost of Goods Sold
Stable Isotopes	$13,191	$-
F-18	23,347	29,938
Total Cost of Goods Sold	$36,538	$29,938

Revenue

Revenue was $290,453 for the six months ended June 30, 2011 and $202,663 for the six months ended June 30, 2010.  The increase was the result of consulting revenues.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $98,600 of the total six months ended June 30, 2011 revenues and $115,800 of the total six months ended June 30, 2010 revenues.  Revenues for F-18 were lower in the six months ended June 30, 2011 as a result of a reduction in price to our sole customer effective April 2010 and a reduction in the number of doses sold for the six months ended June 30, 2011 (341) from the six months ended June 30, 2010 (382). The reason the number of doses sold was lower is due to one week of lost production due to annual maintenance and two weeks of lost production due to a part that stopped working and was back ordered. Stable isotope sales were $15,769 and $0 for the six months ended June 30, 2011 and 2010 respectively.  The Company discontinued the sale of stable isotopes in the six months ended June 30, 2010 due to the reduction in profitability of that line of product. The Company intends to continue to minimize stable isotope sales at this time due to the low profitability. Consulting revenues consisted of $176,114 and $86,863 of the total six months ended June 30, 2011 and 2010 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Cost of Goods Sold

Cost of Goods Sold for the six months ended June 30, 2011 was $36,538, or 12.6% of total revenues.  Cost of Goods Sold for the six months ended June 30, 2010 was $29,938, or 14.8% of total revenues.  Cost for the F-18 production (consisting mostly of supplies) was $23,347 for the six months ended June 30, 2011, which was 23.7% of total F-18 revenues.  Cost for the stable isotopes we purchased from our vendors was $13,191 for the six months ended June 30, 2011, which was 83.6% of total stable isotopes revenues. Cost for the F-18 production (consisting mostly of supplies) was $29,938 for the six months ended June 30, 2010, which was 25.8% of total F-18 revenues.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses

Operating expenses for the six months ended June 30, 2011 and 2010 was $1,542,912 and $1,644,024 respectively.  The decrease in operating expenses from 2010 to 2011 can be attributed to the reduction in Stock Options Granted expense ($0 for the six months ended June 30, 2011 versus $137,886 for the six months ended June 30, 2010) and the reduction of Professional Fees ($500,566 for the six months ended June 30, 2011 versus $580,603 for the six months ended June 30, 2010). Part of this reduction in expenses was offset by an increase in Payroll expenses ($412,417 for the six months ended June 30, 2011 versus $345,125 for the six months ended June 30, 2010).

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Depreciation and amortization expense	$273,192	$271,617
Professional fees	500,566	580,603
Stock options granted	-	137,886
Payroll expenses	412,417	345,125
General and administrative expenses	298,148	292,836
Sales and marketing expense	58,589	15,957
	$1,542,912	$1,644,024

Non-Operating Expense

Non-operating expense for the six months ended June 30, 2011 and 2010 was $98,824 and $404,713, respectively. The decrease in non-operating expense was due to a decrease in interest expense ($202,044 for the six months ended June 30, 2011 versus $404,713 for the six months ended June 30, 2010) and an increase in grant income recognized ($106,220 for the six months ended June 30, 2011 versus $0 for the six months ended June 30, 2010).

Net Loss

Our net loss for the six months ended June 30, 2011 and 2010 was $1,384,791 and $1,876,012, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Three Months Ended

The following table sets forth information from our statements of operations for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Revenues	$139,926	$138,193
Cost of goods sold	11,464	14,476
Gross profit	128,462	123,717
Operating expenses	700,106	553,804
Operating loss	(571,644)	(430,087)
Non-operating income	43,125	-
Interest expense	(103,003)	(213,415)
Net income (loss)	$(631,522)	$(643,502)

Details related to Revenues and Cost of Goods Sold for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Revenues
Consulting	$88,057	$86,863
Stable Isotopes	2,569	-
F-18	49,300	51,330
Total Revenue	$139,926	$138,193

Cost of Goods Sold
Stable Isotopes	$1,850	$-
F-18	9,614	14,476
Total Cost of Goods Sold	$11,464	$14,476

Revenue

Revenue was $139,926 for the three months ended June 30, 2011 and $138,193 for the three months ended June 30, 2010. During 2007 we began our stable isotope marketing program which was acquired through the purchase of the Life Science division of Isonics, Inc. During the three months ended June 30, 2011, we continued the stable isotope marketing program generating $2,569 in stable isotope revenues for that period compared to $0 for the three months ended June 30, 2010. The Company has minimized the sales of stable isotopes due to the decrease in profitability of sales of stable isotopes. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008, accounting for $49,300 of the total revenues for the three months ended June 30, 2011 and for $51,330 of the total revenues for the three months ended June 30, 2010. During the three months ended June 30, 2010 we began generating consulting revenue, which accounted for $86,863 of the total revenues for those three months and $88,057 of the total revenues for the three months ended June 30, 2011.

Cost of Goods Sold

Cost of Goods Sold for the three months ended June 30, 2011 was $11,464, or 8.2% of total revenues.  Cost of Goods Sold for the three months ended June 30, 2010 was $14,476, or 10.5% of total revenues. Cost for the F-18 production (consisting mostly of supplies) was $9,614 for the three months ended June 30, 2011, which was 19.5% of total F-18 revenues. Cost for the stable isotopes we purchased from our vendors was $1,850 for the three months ended June 30, 2011, which was 72.0% of total stable isotopes revenues. Cost for the F-18 production (consisting mostly of supplies) was $14,476 for the three months ended June 30, 2010, which was 28.2% of total F-18 revenues

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses

Operating expenses for the three months ended June 30, 2011 and 2010 was $700,106 and $553,804 respectively.  The increase in operating expenses from 2010 to 2011 can be attributed largely to the increase in cost of Sales and Marketing Expenses ($35,298 for the three months ended June 30, 2011 and $4,636 for the three months ended June 30, 2010), Professional Fees ($220,478 for the three months ended June 30, 2011 and $101,472 for the three months ended June 30, 2010), Payroll expenses ($166,216 for the three months ended June 30, 2011 and $121,576 for the three months ended June 30, 2010), offset by a reduction in Stock Options Granted (negative expense of $12,350 for the three months ended June 30, 2011 versus $50,630 for the three months ended June 30, 2010).

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Depreciation and amortization expense	$136,596	$135,117
Professional fees	220,478	101,472
Stock options granted	(12,350)	50,630
Payroll expenses	166,216	121,576
General and administrative expenses	153,868	140,373
Sales and marketing expense	35,298	4,636
	$700,106	$553,804

Non-Operating Expense

Non-operating expense for the three months ended June 30, 2011 and 2010 was $59,878 and $213,415, respectively. The decrease in non-operating expense was due to a decrease in interest expense ($103,003 for the three months ended June 30, 2011 versus $213,415 for the three months ended June 30, 2010) and an increase in grant income recognized ($43,125 for the three months ended June 30, 2011 versus $0 for the three months ended June 30, 2010).

Net Loss

Our net loss for the three months ended June 30, 2011 and 2010 was $631,522 and $643,502, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At June 30, 2011, we had negative working capital of $4,337,105, as compared to $3,410,628 December 31, 2010. During the six months ended June 30, 2011 we experienced negative cash flow from operations of $360,784, and we expended $67,935 for investing activities and another $155,539 from financing activities.  As of June 30, 2011, we had $0 commitments for capital expenditures.

We have generated material operating losses since inception. We have incurred a net loss of $19,829,600 from inception through June 30, 2011, including a net loss of $1,384,791 for the six months ended June 30, 2011. We expect to continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

Contractual Obligations (payments due by period as of June 30, 2011)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$1,238,792	$417,000	$778,700	$43,092	$-
Production center lease	$61,550	$56,788	$4,762	$-	$-
License agreement with Regents of the University of California	$505,000	$85,000	$180,000	$180,000	$60,000 each year
License Agreement with Battelle Memorial Institute	$125,000	$2,500	$22,500	$75,000	$25,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007. The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated shareholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011.  During the year ended December 31, 2010 the Company incurred rent expenses for this facility totaling $50,622.  During the six months ended June 30, 2011 and 2010 the Company incurred rent expenses for this facility totaling $26,454 and $24,494, respectively. In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2010 the Company amortized $37,500, of this stock issuance and recognized it as rent expense. For the six months ended June 30, 2011 and 2010 the Company amortized $18,750 and $18,750, respectively, of this stock issuance and recognized it as rent expense.

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

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of June 30, 2011, the Company has experienced no bad debt write offs from operations.

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Convertible debt	6,919,058	4,775,415
Common stock options	9,590,000	9,295,912
Total potential dilutive securities	16,509,058	14,071,327

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were $12,675 tradeshow expenses incurred and not expensed as of the year ended December 31, 2010 which are prepayment costs for 2011 tradeshow expenses. During the six months ended June 30, 2011 and 2010 the Company incurred $58,589 and $15,957, respectively, in advertising and marketing costs.

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

Recently Issued Accounting Pronouncements

The Company reviews recently issued account pronouncements on a quarterly basis. As of June 30, 2011 there are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

Common stock issued for services and other

During the six months ended June 30, 2011 the Company issued 60,000 shares of common stock for services. The fair market value of the shares issued were $0.30 per share for a total value of $18,000.

During the six months ended June 30, 2011 the Company issued 75,746 shares of common stock for loan fees on convertible debt. The fair market value of the shares ranged from $0.20 to $0.21 per share for a total value of $29,686.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: August 4, 2011	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer