Form 10-Q/A
period 2011-06-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2011-09-16
CIK 1449349

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on August 4, 2011, is to correct certain statements in relation to Nordion Inc. made in the second and third paragraphs under the caption “Competitors” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part I of that report.  No other amendments are being made to Item 2 as previously filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing the following additional exhibits under Item 6 of Part II:

31.3 CEO Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002; and

31.4 CFO Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments are being made to our Form 10-Q report as filed on August 4, 2011, and this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect the occurrence of any events after that date.  All references in Item 2 below to “this Form 10-Q” refer to our Form 10-Q report as amended by this Amendment No. 1.

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

General Development of Business - continued

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

Further, competition is limited as some suppliers are closing their facilities or limiting their production .  At one time, the U.S. government was supposed to be the source of medical isotopes, but over the course of the last two decades, it has either closed or failed to adequately fund its production facilities.

About 90% of all the non PET radioisotopes used in the United States are imported from two companies , Nordion Inc. (formerly MDS Inc.) and Covidien (formerly Mallinkrodt).  Atomic Energy of Canada Limited’s National Research Universal reactor returned to operation in August, 2010 after a temporary shut down, and accordingly, Nordion resumed its role in the medical isotope supply chain and continues to be a supplier to the U.S. market.   The remaining 10% that are produced in the United States are manufactured in a fragmented, piecemeal manner with companies producing a single isotope instead of a wide variety.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment	// @bgcolor
3 to 7 years
Office equipment	// @bgcolor
2 to 5 years
Furniture and fixtures	// @bgcolor
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

PART II

Item 6.    Exhibits.

(a)	Exhibits

	Number	Description
	31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 *
	31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 *
	31.3	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002
	31.4	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002
	32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

_____________
*  Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: September 16 , 2011	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer