Form 10-Q
period 2011-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2011-11-14
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    0-53497

 (Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of November 14, 2011 was 70,432,426.

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3
	Statements of Operations for the Three Months and the Nine Months ended September 30, 2011 (unaudited) and the Three Months and the Nine Months ended September 30, 2010 (unaudited)	4
	Statements of Changes in Shareholders’ Equity (Deficit) for the period ended September 30, 2011 (unaudited)	5
	Statements of Cash Flows for the nine months ended September 30, 2011 (unaudited) and the nine months ended September 30, 2010 (unaudited)	6
	Notes to Condensed Financial Statement (unaudited)	7-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

	SIGNATURES	35

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$18,652	$589,390
Accounts receivable - trade	23,849	15,370
Accounts receivable - other	-	425,504
Prepaid expenses	8,948	46,975
Prepaid expenses paid with stock, current portion	32,250	89,949
Inventory	14,850	1,400
Total current assets	98,549	1,168,588

Fixed assets, net of accumulated depreciation	806,874	1,211,664

Other assets:
License fees, net of amortization	11,392	16,390
Patents	296,897	219,803
Prepaid expenses paid with stock, long-term portion	-	21,875
Deposits	5,406	5,406
Total other assets	313,695	263,474

Total assets	$1,219,118	$2,643,726

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$672,540	$591,416
Accrued interest payable	365,334	245,105
Payroll liabilities payable	52,345	13,229
Deferred income	1,037,819	1,191,492
Loans from shareholder	93,444	126,508
Convertible notes payable	2,053,151	2,006,128
Current portion of capital lease obligations	425,000	405,338
Total current liabilities	4,699,633	4,579,216

Long term liabilities:
Capital lease obligations, net of current portion	711,556	1,029,171
Total liabilities	5,411,189	5,608,387

Shareholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
70,186,426 and 67,917,983 shares issued and outstanding,
respectively	70,186	67,918
Paid in capital	19,052,390	18,299,253
Accumulated deficit	(23,314,647)	(21,331,832)
Total shareholders’ equity (deficit)	(4,192,071)	(2,964,661)

Total liabilities and shareholders’ equity (deficit)	$1,219,118	$2,643,726

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues	$55,560	$107,490	$346,043	$310,153
Cost of Goods Sold	17,120	25,844	53,658	55,782
Gross Profit	38,440	81,646	292,385	254,371

Operating expenses
Sales and marketing expenses	508	-	59,097	15,957
Depreciation and amortization	136,596	136,714	409,788	408,331
Professional fees	95,093	675,561	595,659	1,256,164
Stock options granted	50,000	-	50,000	137,886
Payroll expenses	163,122	124,670	575,539	469,795
General and administrative expenses	117,708	106,186	415,856	399,023
Total operating expenses	563,027	1,043,131	2,105,939	2,687,156
Operating loss	(524,587)	(961,485)	(1,813,554)	(2,432,785)

Non-operating income (expense)
Interest expense	(95,890)	(220,030)	(297,934)	(624,743)
Loss on settlement of receivables	(25,000)	-	(25,000)	-
Grant income recognized	47,453	-	153,673	-
Non-operating income (expense), net	(73,437)	(220,030)	(169,261)	(624,743)

Loss before Income Taxes	(598,024)	(1,181,515)	(1,982,815)	(3,057,528)
Income Tax Provision	-	-	-	-
Net Loss	$(598,024)	$(1,181,515)	$(1,982,815)	$(3,057,528)
Loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted average common shares outstanding	69,913,167	56,032,211	68,992,551	54,162,607

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statement of Changes in Shareholders’ Equity (Deficit) (Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2010 (audited)	67,917,983	$67,918	$18,299,253	$(21,331,832)	$(2,964,661)

Common stock issued for:
Stock options exercised	1,906,250	1,906	341,844	-	343,750
Services	60,000	60	17,940	-	18,000
Debt	156,167	156	46,694	-	46,850
Loan fees on convertible debt	146,026	146	62,009	-	62,155
Options issued for debt	-	-	234,650	-	234,650
Options issued for services	-	-	50,000	-	50,000
Net loss	-	-	-	(1,982,815)	(1,982,815)
Balances at September 30, 2011	70,186,426	$70,186	$19,052,390	$(23,314,647)	$(4,192,071)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow
(Unaudited)
	Nine months ended
	September 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,982,815)	$(3,057,528)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	404,790	404,304
Amortization of licenses and intangible assets	4,998	4,027
Amortization of convertible debt discount	37,861	358,741
Amortization of prepaid expenses paid with stock	79,574	176,503
Common stock issued for services	18,000	775,000
Stock options issued for services	50,000	137,886
Loss on settlement of receivables	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	(8,479)	14,970
Accounts receivable - other	400,504	-
Inventory	(13,450)	(2,650)
Prepaid expenses	38,027	-
Deposits	-	-
Accounts payable	362,625	248,481
Payroll liabilities	39,116	24,500
Stock based consulting fees payable	-	(39,581)
Accrued interest	120,229	135,641
Deferred income	(153,673)	-
Net cash used by operating activities	(577,693)	(819,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to purchase equipment	-	(12,640)
Cash used to acquire license fees	-	(20,000)
Cash used to acquire patents	(77,094)	(41,946)
Net cash used in investing activities	(77,094)	(74,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(33,064)	(27,262)
Principal payments on capital lease	(297,953)	(272,217)
Proceeds from short term loan	-	60,000
Proceeds from convertible note	365,066	1,032,700
Payments on convertible note	(293,750)	-
Proceeds from cash sales of common shares	-	547,000
Proceeds from exercise of options and warrants	343,750	72,500
Net cash provided by financing activities	84,049	1,412,721

Net increase in cash and cash equivalents	(570,738)	518,429
Cash and cash equivalents, beginning of period	589,390	37,562

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,652	$555,991

Supplemental disclosures of cash flow information:
Cash paid for interest	$122,708	$159,195
Cash paid for income taxes	-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 1:                      BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2011.

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

We anticipate a requirement of $1 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. Currently we have $18,652 cash on hand which means there will be an anticipated shortfall of nearly the full $15 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 3:                      ACCOUNTS RECEIVABLE – OTHER

Accounts receivable – other consists of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Balance due on sale of fixed assets	$-	$125,000
Reimbursable expenses	-	16,675
Grant proceeds received February 2011	-	283,829
	$-	$425,504

NOTE 4: FIXED ASSETS

Fixed assets consist of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Production equipment	$2,116,627	$2,116,627
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,599,403	2,599,403
Less accumulated depreciation	(1,792,529)	(1,387,739)
	$806,874	$1,211,664

Accumulated depreciation related to fixed assets is as follows:

	September 30, 2011	December 31, 2010
Production equipment	$1,415,688	$1,098,194
Building	355,592	273,531
Leasehold improvements	2,614	2,054
Office equipment	18,635	13,960
	$1,792,529	$1,387,739

Depreciation expense for the above fixed assets for the nine months ended September 30, 2011 and 2010, respectively, was $404,790 and $404,304.

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

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 5: INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
License Fee	$95,000	$95,000
Less accumulated amortization	(83,608)	(78,610)
	11,392	16,390
Patents	296,897	219,803
Intangible assets net of accumulated amortization	$308,289	$236,193

Amortization expense for the above intangible assets for the nine months ended September 30, 2011 and 2010, respectively, was $4,998 and $4,027.

NOTE 6:                      RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009. The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time it was paid off and replaced with a loan from one major shareholder who is a director and from the CEO and Chairman, James Katzaroff. The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009 at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2010, at which time the loan was extended for one year with a balloon payment for the balance due at October 31, 2011. This debt is currently under negotiations for another one year extension. There is no security held as collateral for this loan. As of September 30, 2011 and December 31, 2010, the balance was $93,444 and $126,508, respectively, and all payments were current on this shareholder loan.

The Company issued various shares of common stock and convertible promissory notes during the nine months ended September 30, 2011 from a director and major shareholder. The details of these transactions are outlined in NOTE 11 STOCKHOLDERS EQUITY - Common Stock Issued for Convertible Debt.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 6:                      RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility located in Kennewick, Washington from a shareholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the nine months ended September 30, 2011 and 2010, respectively, the Company incurred rent expenses for this facility totaling $40,385 and $37,394, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the nine months ended September 30, 2011 and 2010, respectively, the Company amortized $28,125 and $32,000 of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four-month options to renew, but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the nine months ended September 30, 2011 and 2010, respectively, the Company incurred rent expenses for this facility totaling $24,567 and $24,600, respectively.

The Company purchased a used Cyclotron April 2009 and paid storage fees from that time until it was sold November 2010. The storage fees began at $2,050 per month until December 2009 when they were increased to $5,600 per month. Storage fees for the Cyclotron were $0 and $47,500 for the nine months ended September 30, 2011 and 2010, respectively.

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of September 30, 2011, are as follows:

Production Facility
Twelve months ended September 30, 2012	$47,617
Twelve months ended September 30, 2013	-
Total	$47,617

Rental expense for the nine months ended September 30, 2011 and 2010 consisted of the following:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$40,385	$37,394
Rental expense in the form of stock issuance	28,125	32,000
Corporate office	24,567	24,600
Cyclotron storage	-	47,500
Total Rental Expense	$93,077	$141,494

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 7:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond September 30, 2011; however all of which are expected to expire sometime within the next twelve months. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid Expenses are expected to mature as follows:

For the twelve month period ending September 30, 2012	$32,250
For the twelve month period ending September 30, 2013	-
$32,250

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

The Company had the right to prepay the note and accrued interest during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note plus accrued interest on the note. The Company prepaid the note in full on August 3, 2011 and therefore has accrued interest expense of $20,046 related to the prepayment cost in the accompanying financial statements for the nine months ending September 30, 2011.  If the Company had not paid off the note and related accrued interest by August 10, 2011, the Company could have paid off the note between the period ninety-one days to one hundred twenty days following the issue date and the prepayment would have equaled 140% of the outstanding principal balance of the note plus accrued interest on the note.  If the Company had not paid off the note and related accrued interest by November 8, 2011, the note would have become convertible and the Company would have had to accrue an additional $12,981 to interest expense to account for the beneficial conversion feature of the note.

NOTE 9:                      INCOME FROM GRANTS AND DEFERRED INCOME

The Company has chosen to recognize grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2010 the Company recognized $23,508 of a $1,215,000 Department of Energy grant as income with the remaining $1,191,492 recorded as deferred income as of December 31, 2010. The $23,508 recognized as of December 31, 2010 was for costs incurred for the twelve months ended December 31, 2010. For the nine months ended September 30, 2011 the Company recognized an additional $153,673 as income leaving a remaining balance of $1,037,819 recorded as deferred income as of September 30, 2011. The $153,673 was for costs incurred for the nine months ended September 30, 2011.

The Company fully recognized $244,479 grant money received on both a Molybdenum tax grant and a Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 9:                       INCOME FROM GRANTS AND DEFERRED INCOME – continued

As of September 30, 2011 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

	$1,215,000 Brachytherapy Grant	$244,479 Molybdenum Grant	$244,479 Brachytherapy Grant	Total
Grant money received	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income in 2010 from grants	23,508	244,479	244,479	512,466
Deferred income at December 31, 2010	1,191,492	-	-	1,191,492
Recognized income for the nine months ended September 30, 2011 from grants	153,673	-	-	153,673
Deferred income at September 30, 2011	$1,037,819	$-	$-	$1,037,819

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

The following schedule summarizes the changes in the Company’s stock option plan during the nine months ended September 30, 2011:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2010	9,295,912	$0.15-0.87	0.90 years	$465,000	$0.29
Options granted	2,235,000	$0.20-0.30	1.61 years	$-	$0.26
Options exercised	(1,906,250)	$0.15-0.20			$0.18
Options expired	(4,134,662)	$0.20-0.87			$0.22
Balance at September 30, 2011	5,490,000	$0.20-0.55	1.00 years	$315,000	$0.37

Exercisable at December 31, 2010	9,295,912	$0.15-0.87	0.90 years	$465,000	$0.29

Exercisable at September 30, 2011	5,490,000	$0.20-0.55	1.00 years	$315,000	$0.37

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 11:                    STOCKHOLDERS’ EQUITY

Common Stock Sale

In March 2011 the Company issued 750,000 shares of common stock for the exercise of options at $0.15 per share for total cash proceeds of $112,500.

In July 2011 the Company issued 1,000,000 shares of common stock for the exercise of options at $0.20 per share for total cash proceeds of $200,000.

In September 2011 the Company issued 156,250 shares of common stock for the exercise of options at $0.20 per share for total cash proceeds of $31,250.

Common Stock Issued for Services and Other

In February 2011 the Company issued 60,000 shares of common stock for services. The fair market value of the shares issued were $0.30 per share for a total fair market value of $18,000.

Common Stock Issued for Convertible Debt

On June 9, 2011 the Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in 2011. The Note matures in June of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $50,000 debt plus the $0.22 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $45,956 toward the debt and $4,044 to the shares and $4,044 to the beneficial conversion feature. The $4,044 value of the shares and the $4,044 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $340 has been recognized in the accompanying financial statements for the nine months ending September 30, 2011.

On June 17, 2011 the Company issued 15,400 shares of its common stock and a convertible promissory note in the amount of $38,500 with interest payable at 10% per annum in 2011. The Note matures in June of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $38,500 debt plus the $0.20 fair market value of the 15,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $38,500 debt and the value of the 15,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $35,517 toward the debt and $2,983 to the shares and $2,983 to the beneficial conversion feature. The $2,983 value of the shares and the $2,983 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $250 has been recognized in the accompanying financial statements for the nine months ending September 30, 2011.

On June 30, 2011 the Company issued 40,346 shares of its common stock and a convertible promissory note in the amount of $100,866 with interest payable at 10% per annum in 2011. The Note matures in June of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $100,866 debt plus the $0.20 fair market value of the 40,346 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,866 debt and the value of the 40,346 shares and the beneficial conversion feature. The computation resulted in an allocation of $93,050 toward the debt and $7,816 to the shares and $7,816 to the beneficial conversion feature. The $7,816 value of the shares and the $7,816 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $0 has been recognized in the accompanying financial statements for the nine months ending September 30, 2011.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

On August 31, 2011 the Company issued 40,280 shares of its common stock and a convertible promissory note in the amount of $100,700 with interest payable at 10% per annum in 2011. The Note matures in August of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.25 per share. The value of the $100,700 debt plus the $0.25 fair market value of the 40,280 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,700 debt and the value of the 40,280 shares and the beneficial conversion feature. The computation resulted in an allocation of $91,545 toward the debt and $9,155 to the shares and $9,155 to the beneficial conversion feature. The $9,155 value of the shares and the $9,155 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,050 has been recognized in the accompanying financial statements for the nine months ending September 30, 2011.

On September 22, 2011 the Company issued 10,000 shares of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in 2011. The Note matures in September of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $25,000 debt plus the $0.28 fair market value of the 10,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 10,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $22,482 toward the debt and $2,518 to the shares and $2,518 to the beneficial conversion feature. The $2,518 value of the shares and the $2,518 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $315 has been recognized in the accompanying financial statements for the nine months ending September 30, 2011.

On September 30, 2011 the Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in 2011. The Note matures in September of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $50,000 debt plus the $0.28 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $44,964 toward the debt and $5,036 to the shares and $5,036 to the beneficial conversion feature. The $5,036 value of the shares and the $5,036 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $0 has been recognized in the accompanying financial statements for the nine months ending September 30, 2011.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the nine months ended September 30, 2011 (unaudited) and the year ended December 31, 2010

NOTE 12:                    SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2010, the Company had the following non-cash investing and financing activities:

•
Converted $50,000 and $7,499 worth of Convertible Debt and Accrued Interest, respectively, into 143,750 shares of Common Stock, increasing Common Stock by $144 and Additional Paid in Capital by $57,355.

•	Recognized Debt Discounts on Convertible Debt of $187,024 and increased Common Stock by $413 and Additional Paid in Capital by $186,611.

During the nine months ended September 30, 2011, the Company had the following non-cash investing and financing activities:

•	Issued 156,167 shares of common stock for an extinguishment of $46,850 worth of debt.

• •	Issued 1,235,000 options for an extinguishment of $234,650 worth of debt. Issued 146,026 shares of common stock for loan fees on convertible debt of $62,155.
NOTE 13:                    SUBSEQUENT EVENTS

In October 2011 the Company issued an 8% Convertible Promissory Note in the amount of $53,000 to an unrelated company. The note calls for a $3,000 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 90 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $53,000 and the accrued interest.

In October 2011 the Company issued 200,000 shares of its common stock valued at $0.22 per share on the date of issuance, in exchange for services of $44,000.

In October 2010 the Company received $15,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.22 per share. In addition the Company issued the note holder 6,000 shares of its common stock as a loan origination fee.

In October 2010 the Company received $100,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.24 per share. In addition the Company issued the note holder 40,000 shares of its common stock as a loan origination fee.

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

Further, competition is limited as some suppliers are closing their facilities or limiting their production.  At one time, the U.S. government was supposed to be the source of medical isotopes, but over the course of the last two decades, it has either closed or failed to adequately fund its production facilities.

            About 90% of all the non PET radioisotopes used in the United States are imported from two companies, Nordion Inc. (formerly MDS Inc.) and Covidien (formerly Mallinkrodt).  (Atomic Energy of Canada Limited’s National Research Universal reactor returned to operation in August, 2010 after a temporary shut down, and accordingly, Nordion resumed its role in the medical isotope supply chain and continues to be a supplier to the U.S. market.)  The remaining 10% that are produced in the United States are manufactured in a fragmented, piecemeal manner with companies producing a single isotope instead of a wide variety.

Employees

As of September 30, 2011, we had thirteen employees.  At any given time, we utilize eight to ten independent contractors to assist with the company operations.  We do not have a collective bargaining agreement with any of our employees and we believe our relations with our employees are good.

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

Our sales for 2010 consisted of F-18 (61.3% of total revenues) and Consulting Income (38.7% of total revenues). We had no sales of stable isotopes in 2010 due to the decrease in profit margins for that product; however we are looking into selling more stable isotopes in 2011 and beyond due to the possibility of obtaining lower prices from our vendors. Sales of F-18 for 2010 were 100% to one hospital located close to the production facility in Richland, WA. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this Consulting.

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

License Agreement: - continued

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

Patents:

Patent filing costs totaling $77,094, and $41,946, were capitalized during the nine months ended September 30, 2011, and 2010; resulting in a total $296,897 of capitalized patents at September 30, 2011.  The patents are pending and are being developed, as such, they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

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

The costs expensed in the nine months ended September 30, 2011 and 2010 were $297,965 and $1,023,991, respectively. The $297,965 spent for the nine months ended September 30, 2011 consist of the following:

	Brachytherapy	Molybdenum
Supplies	$5,175	$390
Amortization	2,499	2,499
Conferences & seminars	7,087	9,432
Dues & subscriptions	-	32
Marketing	9,153	16,525
Office Supplies	117	180
Payroll and benefits	26,900	59,171
Consulting fees	64,408	28,242
Consulting fees – stock based	7,000	-
Legal fees	-	26,000
Research	30,776	-
Stock options granted	50	750
Telephone	508	522
Travel	-	549
Total	$153,673	$144,292

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Nine Months Ended

The following table sets forth information from our statements of operations for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenues	$346,043	$310,153
Cost of goods sold	53,658	55,782
Gross profit	292,385	254,371
Operating expenses	2,105,939	2,687,156
Operating loss	(1,813,554)	(2,432,785)
Loss on settlement of receivables	(25,000)	-
Recognized income from grants	153,673	-
Interest expense	(297,934)	(624,743)
Net income (loss)	$(1,982,815)	$(3,057,528)

Details related to Revenues and Cost of Goods Sold for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenues
Consulting	$179,114	$139,393
Stable Isotopes	20,769	-
F-18	146,160	170,760
Total Revenue	$346,043	$310,153

Cost of Goods Sold
Stable Isotopes	$17,075	$-
F-18	36,583	55,782
Total Cost of Goods Sold	$53,658	$55,782

Revenue

Revenue was $346,043 for the nine months ended September 30, 2011 and $310,153 for the nine months ended September 30, 2010.  The increase was the result of consulting revenues.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $146,160 of the total nine months ended September 30, 2011 revenues and $170,760 of the total nine months ended September 30, 2010 revenues.  Revenues for F-18 were lower in the nine months ended September 30, 2011 as a result of a reduction in price to our sole customer effective April 2010 and a reduction in the number of doses sold for the nine months ended September 30, 2011 (503) from the nine months ended September 30, 2010 (563). The reason the number of doses sold was lower is due to one week of lost production due to annual maintenance and two weeks of lost production due to a part that stopped working and was back ordered. Stable isotope sales were $20,769 and $0 for the nine months ended September 30, 2011 and 2010 respectively.  The Company discontinued the sale of stable isotopes in the nine months ended September 30, 2010 due to the reduction in profitability of that line of product. The Company intends to continue to minimize stable isotope sales at this time due to the low profitability. Consulting revenues consisted of $179,114 and $139,393 of the total nine months ended September 30, 2011 and 2010 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Nine Months Ended - continued

Cost of Goods Sold

Cost of Goods Sold for the nine months ended September 30, 2011 was $53,658, or 15.5% of total revenues.  Cost of Goods Sold for the nine months ended September 30, 2010 was $55,782, or 18.0% of total revenues.  Cost for the F-18 production (consisting mostly of supplies) was $36,583 for the nine months ended September 30, 2011, which was 25.0% of total F-18 revenues.  Cost for the stable isotopes we purchased from our vendors was $17,075 for the nine months ended September 30, 2011, which was 82.2% of total stable isotopes revenues. Cost for the F-18 production (consisting mostly of supplies) was $55,782 for the nine months ended September 30, 2010, which was 32.7% of total F-18 revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 and 2010 was $2,105,939 and $2,687,156 respectively.  The decrease in operating expenses from 2010 to 2011 can be attributed to the reduction in Stock Options Granted expense ($50,000 for the nine months ended September 30, 2011 versus $137,886 for the nine months ended September 30, 2010) and the reduction of Professional Fees ($595,659 for the nine months ended September 30, 2011 versus $1,256,164 for the nine months ended September 30, 2010). Part of this reduction in expenses was offset by an increase in Payroll expenses ($575,539 for the nine months ended September 30, 2011 versus $469,795 for the nine months ended September 30, 2010).

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Depreciation and amortization expense	$409,788	$408,331
Professional fees	595,659	1,256,164
Stock options granted	50,000	137,886
Payroll expenses	575,539	469,795
General and administrative expenses	415,856	399,023
Sales and marketing expense	59,097	15,957
	$2,105,939	$2,687,156

Non-Operating Expense

Non-operating expense for the nine months ended September 30, 2011 and 2010 was $169,261 and $624,743, respectively. The decrease in non-operating expense was due to a decrease in interest expense ($297,934 for the nine months ended September 30, 2011 versus $624,743 for the nine months ended September 30, 2010) and an increase in grant income recognized ($153,673 for the nine months ended September 30, 2011 versus $0 for the nine months ended September 30, 2010) along with a loss on settlement of receivable - other related to the sale of an asset in a prior period.

Net Loss

Our net loss for the nine months ended September 30, 2011 and 2010 was $1,982,815 and $3,057,528, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Three Months Ended

The following table sets forth information from our statements of operations for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Revenues	$55,560	$107,490
Cost of goods sold	17,120	25,844
Gross profit	38,440	81,646
Operating expenses	563,027	1,043,131
Operating loss	(524,587)	(961,485)
Loss on settlement of receivables	(25,000)	-
Recognized income from grants	47,453	-
Interest expense	(95,890)	(220,030)
Net income (loss)	$(598,024)	$(1,181,515)

Details related to Revenues and Cost of Goods Sold for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Revenues
Consulting	$3,000	$52,530
Stable Isotopes	5,000	-
F-18	47,560	54,960
Total Revenue	$55,560	$107,490

Cost of Goods Sold
Stable Isotopes	$3,895	$-
F-18	13,225	25,844
Total Cost of Goods Sold	$17,120	$25,844

Revenue

Revenue was $55,560 for the three months ended September 30, 2011 and $107,490 for the three months ended September 30, 2010. During 2007 we began our stable isotope marketing program which was acquired through the purchase of the Life Science division of Isonics, Inc. During the three months ended September 30, 2011, we continued the stable isotope marketing program generating $5,000 in stable isotope revenues for that period compared to $0 for the three months ended September 30, 2010. The Company has minimized the sales of stable isotopes due to the decrease in profitability of sales of stable isotopes. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008, accounting for $47,560 of the total revenues for the three months ended September 30, 2011 and for $54,960 of the total revenues for the three months ended September 30, 2010. During the three months ended September 30, 2010 we began generating consulting revenue, which accounted for $52,530 of the total revenues for those three months and $3,000 of the total revenues for the three months ended September 30, 2011.

Cost of Goods Sold

Cost of Goods Sold for the three months ended September 30, 2011 was $17,120, or 30.8% of total revenues.  Cost of Goods Sold for the three months ended September 30, 2010 was $25,844, or 24.0% of total revenues. Cost for the F-18 production (consisting mostly of supplies) was $13,225 for the three months ended September 30, 2011, which was 27.8% of total F-18 revenues. Cost for the stable isotopes we purchased from our vendors was $3,895 for the three months ended September 30, 2011, which was 77.9% of total stable isotopes revenues. Cost for the F-18 production (consisting mostly of supplies) was $25,844 for the three months ended September 30, 2010, which was 47.0% of total F-18 revenues.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Three Months Ended - continued

Operating Expenses

Operating expenses for the three months ended September 30, 2011 and 2010 was $563,027 and $1,043,131 respectively.  The decrease in operating expenses from 2010 to 2011 can be attributed largely to the decrease in Professional Fees ($95,092 for the three months ended September 30, 2011 and $675,561 for the three months ended September 30, 2010), offset by an increase in Stock Options Granted ($50,000 for the three months ended September 30, 2011 versus $0 for the three months ended September 30, 2010), and Payroll expenses ($163,122 for the three months ended September 30, 2011 and $124,670 for the three months ended September 30, 2010),

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Depreciation and amortization expense	$136,596	$136,714
Professional fees	95,092	675,561
Stock options granted	50,000	-
Payroll expenses	163,122	124,670
General and administrative expenses	117,708	106,186
Sales and marketing expense	508	-
	$563,027	$1,043,131

Non-Operating Expense

Non-operating expense for the three months ended September 30, 2011 and 2010 was $73,437 and $220,030, respectively. The decrease in non-operating expense was due to a decrease in interest expense ($95,890 for the three months ended September 30, 2011 versus $220,030 for the three months ended September 30, 2010) and an increase in grant income recognized ($47,453 for the three months ended September 30, 2011 versus $0 for the three months ended September 30, 2010) along with a loss on settlement of receivable - other related to the sale of an asset in a prior period.

Net Loss

Our net loss for the three months ended September 30, 2011 and 2010 was $598,024 and $1,181,515, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At September 30, 2011, we had negative working capital of $4,601,084, as compared to $3,410,628 December 31, 2010. During the nine months ended September 30, 2011 we experienced negative cash flow from operations of $577,693, and we expended $77,094 for investing activities and received $84,049 from financing activities.  As of September 30, 2011, we had $0 commitments for capital expenditures.

We have generated material operating losses since inception. We have incurred a net loss of $23,314,647 from inception through September 30, 2011, including a net loss of $1,982,815 for the nine months ended September 30, 2011. We expect to continue to experience net operating losses. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion and we can provide no assurance that additional investor funds will be available on terms acceptable to us. If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

Contractual Obligations (payments due by period as of September 30, 2011)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$1,136,556	$425,000	$711,556	$-	$-
Production center lease	$47,617	$47,617	$-	$-	$-
License agreement with Regents of the University of California	$565,000	$145,000	$180,000	$180,000	$60,000 each year
License Agreement with Battelle Memorial Institute	$125,000	$2,500	$22,500	$75,000	$25,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the major shareholders we obtained during September 2007. The purpose of the lease agreements is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated shareholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011.  During the year ended December 31, 2010 the Company incurred rent expenses for this facility totaling $50,622.  During the nine months ended September 30, 2011 and 2010 the Company incurred rent expenses for this facility totaling $40,385 and $37,394, respectively. In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2010 the Company amortized $37,500, of this stock issuance and recognized it as rent expense. For the nine months ended September 30, 2011 and 2010 the Company amortized $28,125 and $28,125, respectively, of this stock issuance and recognized it as rent expense.

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

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of September 30, 2011, the Company has experienced no bad debt write offs from operations.

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Convertible debt	7,255,493	4,775,415
Common stock options	5,490,000	9,295,912
Total potential dilutive securities	12,745,493	14,071,327

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were $12,675 tradeshow expenses incurred and not expensed as of the year ended December 31, 2010 which are prepayment costs for 2011 tradeshow expenses. During the nine months ended September 30, 2011 and 2010 the Company incurred $59,097 and $15,957, respectively, in advertising and marketing costs.

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

Recently Issued Accounting Pronouncements

The Company reviews recently issued account pronouncements on a quarterly basis. As of September 30, 2011 there are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during this current fiscal quarter (our third fiscal quarter of 2011) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2011 the Company issued 1,156,250 shares of common stock for the exercise of options at $0.20 per share for total cash proceeds of $231,250.

Common stock issued for services and other

During the nine months ended September 30, 2011 the Company issued 60,000 shares of common stock for services. The fair market value of the shares issued were $0.30 per share for a total value of $18,000.

During the nine months ended September 30, 2011 the Company issued 146,026 shares of common stock for loan fees on convertible debt. The fair market value of the shares ranged from $0.21 to $0.28 per share for a total value of $62,155.

As to the forgoing transactions, the Company relied upon the exemption from registration set forth in section 4(2) of the Securities Act of 1933, as amended, based upon the private nature and the limitations of the transactions.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

(a)	Exhibits

	Number	Description
	31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (Filed herewith)
	31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (Filed herewith)
	32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101
The financial information from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, furnished electronically herewith, and formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets; Consolidated Statements of Operations; Consolidated Statements of Changes in Shareholder' Equity (Deficit); Consolidated Statements of Cash Flows; and Notes to Consolidated Financial Statements, tagged as blocks of text. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 14, 2011	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer

By:	/s/ L. Bruce Jolliff
Name:	L. Bruce Jolliff
Title:	Chief Financial Officer