Form 10-K/A
period 2010-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2011-12-02
CIK 1449349

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

ii

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 1, 2011, is to respond to a comment letter received from the staff of the Securities and Exchange Commission.  Specifically, the following items are being amended:

(i)           Item 8 – Financial Statements and Supplementary Data, in which our auditor’s report on page F-2 is amended to add a sentence that the issues referenced in the last paragraph of the auditor’s report raise substantial doubt about our ability to continue as a going concern.  No other changes are being made to the financial statements as previously filed in our Form 10-K report;

(ii)           Item 9(A)(T) – Controls and Procedures, is amended on page 4 to include management’s conclusion that, because of a previously disclosed material weakness in internal control over financial reporting (which was first identified in our Form 10-K/A amended annual report for the year ended December 31, 2008), our disclosure controls and procedures and our internal control over financial reporting were ineffective as of December 31, 2010;

(iii)           Item 11 – Executive Compensation, in which the summary compensation table on page 5 is amended to move two payments, referenced in footnote (1) to that table, from the “salary” column to the “bonus” column; and

(iv)           Item 15 – Exhibits, in which certain additional exhibits numbered 10.8 through 10.10 have been filed, and certain minor and conforming changes have been made to this item.

In addition, in Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the table for Equity Compensation Plan Information on page 3 has been changed to correctly reflect as of December 31, 2010 the shares issuable under equity compensation plans not approved by stockholders and the weighted average exercise price of the outstanding compensatory options as of that date.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have filed the following additional exhibits under Item 15:

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; and

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350.

Except as described above, no other amendments have been made to our Form 10-K report as filed on March 1, 2011, and this Amendment No. 1 to our Annual Report on Form 10-K does not reflect the occurrence of any events after that date.  Accordingly, this Amendment No. 1 should be read in conjunction with our original Form 10-K report and our other reports filed with the Securities and Exchange Commission after the filing of our original Form 10-K report, including any amendments to those filings.

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

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any compensation plan under which equity securities are authorized for issuance.  We have however granted and issued options and warrants to purchase and acquire shares of our common stock.  The following table sets forth information as of December 31, 2010 , with respect to our equity compensation plans previously approved by shareholders and equity compensation plans not previously approved by shareholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	0		$0		0
Equity compensation plans not approved by stockholders	3,455,000		$0.45		0
Total	3,455,000	(1)	$0.45	(1)	0

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 of Exhibit FS .1 and is hereby incorporated by reference.

ITEM 9A(T).       CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a previously disclosed material weakness in our internal control over financial reporting , our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2010, our internal control over financial reporting was ineffective.  This material weakness was first identified in our Form 10-K/A amended annual report for the year ended December 31, 2008 .  In order to address and resolve this weakness we will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as our financial means allow.  To date, our limited financial resources have not allowed us to hire the additional personnel necessary to address this material weakness.

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

ITEM 11.             EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2010 and 2009 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

James C. Katzaroff,	2010	$439,489	$-	$-	$-	$439,489
CEO and Chairman	2009	$113,150	$-	$-	$-	$113,150

L. Bruce Jolliff,	2010	$100,000	$121,688	$-	$-	$221,688
CFO (1)	2009	$100,000	$30,000	$-	$-	$130,000

Fu-Min Su,	2010	$95,000	$3,654	$-	$-	$98,654
Chief Radiochemist	2009	$90,000	$5,000	$19,500	$-	$114,500

(1)	Mr. Jolliff received the additional $121,688 and $30,000 in 2010 and 2009, respectively, to compensate him for additional duties he performed that were not contemplated in his employment contract.

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

1.           Financial Statements.  The Balance Sheet of Advanced Medical Isotope Corporation as of December 31, 2010 and 2009, the Statements of Operations for the years ended December 31, 2010 and 2009, the Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2010 and December 31, 2009, and Statements of Cash Flows for the years ended December 31, 2010 and 2009, and together with the notes thereto and the report of HJ & Associates, LLC as required by Item 8 are included in this 2010 Annual Report on Form 10-K /A as Exhibit FS .1 and is hereby incorporated by reference.

3.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference.  Exhibit numbers correspond to the numbering system in Item 601of Regulation S-K.  Exhibits 10.3, 10.5, 10.7 and 10.10 relate to compensatory plans or arrangements included or incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Savage Mountain Sports Corporation dated January 11, 2000. (1)
3.2	By-Laws (1)
3.3	Articles and Certificate of Merger of HHH Entertainment Inc. and Savage Mountain Sports Corporation dated April 3, 2000. (1)
3.4	Articles and Certificate of Merger of Earth Sports Products Inc. and Savage Mountain Sports Corporation dated May 11, 2000. (1)
3.5	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation dated May 23, 2006. (1)
3.6	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006. (1)
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (1)
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000. (1)
10.3	Employment Agreement dated August 15, 2006 with William J. Stokes. (1)
10.4	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation dated September 22, 2006. (1)
10.5	Employment Agreement dated May 16, 2007 with Leonard Bruce Jolliff. (1)
10.6	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007. (1)
10.7	Employment Agreement dated January 15, 2008 with Dr. Fu-Min Su. (1)
10.8	Master Lease Agreement dated September 20, 2007 between BancLeasing, Inc. and Advanced Medical Isotope Corporation, and related documents. (5)
10.9	Lease Agreement dated July 17, 2007 between Robert L. and Maribeth F. Myers and Advanced Medical Isotope Corporation. (5)
10.10	Stock Options. (5)
23.1	Consent of HJ & Associates, LLC (3)
31.1	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.3	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (5)
31.4	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (5)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350 (4)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350 (5)
FS	Advanced Medical Isotope Corporation Financial Statements for year ended December 31, 2010 (4)
FS.1	Advanced Medical Isotope Corporation Financial Statements for year ended December 31, 2010 (5)

(1) Incorporated by reference to the Company's Registration Statement on Form 10 as filed with the SEC on November 12, 2008.
(2) Incorporated by reference to the Company's Registration Statement on Form 10/A as filed with the SEC on February 17, 2009.
(3) Incorporated by reference to the Company's Annual Report of Form 10-K as filed with the SEC on April 15, 2009.
(4) Previously filed with the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2011.
(5) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: December 2 , 2011	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the annual report on Form 10-K/A has been signed below by the following persons on behalf or the Registrant and in the capacities and on the dates indicated.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: December 2 , 2011	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer, Director and Chairman
(Principal Executive Officer)

Date: December 2 , 2011	By:	/s/ L. Bruce Jolliff
Name: L. Bruce Jolliff
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 2, 2011	By:	/s/ Carlton Cadwell
Name: Carlton Cadwell
Title: Director

Date: December 2 , 2011	By:	/s/ Bruce Ratchford
Name: Bruce Ratchford
Title: Director

Exhibit FS .1

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operation for the foreseeable future.   These issues raise substantial doubt about the Company’s ability to continue as a going concern.   Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of uncertainty.

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

Advanced Medical Isotope Corporation
Statements of Changes in Shareholders’ Equity (Deficit)

	Series A Preferred
	Stock		Common Stock		Paid in Capital	Accumulated
	Shares	Amount	Shares	Amount		Deficit	Total

Balances at December 31, 2008	95,000	$95	36,778,612	$36,779	$9,546,087	$(13,284,812)	$(3,701,851)

Common stock issued for:
Cash	-	-	2,396,920	2,397	452,803	-	455,200
Services & other	-	-	1,629,583	1,629	541,738	-	543,367
Loan fees on convertible debt	-	-	466,560	467	157,379	-	157,846

Convert 95,000 convertible
preferred shares ($.351
per share)	(95,000)	(95)	10,857,142	10,857	3,800,095	-	3,810,857
Stock options granted for
payables	-	-	-	-	237,000	-	237,000
Intrinsic value of convertible
debt issued	-	-	-	-	200,872	-	200,872
Vesting of stock options	-	-	-	-	480,024	-	480,024
Net loss	-	-	-	-	-	(3,991,994)	(3,991,994)

Balances at December 31, 2009	-	$-	52,128,817	$52,129	$15,415,998	$(17,276,806)	$(1,808,679)

Common stock issued for:
Cash	-	-	5,090,912	5,091	541,909	-	547,000
Services & other	-	-	4,106,632	4,107	969,891	-	973,998
Loan fees on convertible debt	-	-	413,080	413	186,611	-	187,024
Options exercised	-	-	250,000	250	72,250	-	72,500
Debt converted	-	-	5,928,542	5,928	946,708	-	952,636
Vesting of stock options	-	-	-	-	165,886	-	165,886
Net loss	-	-	-	-	-	(4,055,026)	(4,055,026)

Balances at December 31, 2010	-	$-	67,917,983	$67,918	$18,299,253	$(21,331,832)	(2,964,661)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow

	Year ended	Year ended
	December 31, 2010	December 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(4,055,026)	$(3,991,994)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	539,499	537,671
Amortization of licenses and intangible assets	5,693	25,000
Amortization of convertible debt discount	410,198	526,341
Amortization of prepaid expenses paid with stock	205,233	148,397
Impairment of intangible assets	150,000	-
Common stock issued for services	843,248	182,150
Stock options issued for services	165,886	480,024
Net (gain) loss on settlement of debt	(27,500)	602,718
Net (gain) loss on sale of fixed assets	10,000	-
Changes in operating assets and liabilities:
Accounts receivable – trade	3,660	16,717
Accounts receivable - other	(41,675)	-
Inventory	150	5,549
Prepaid expenses	(46,975)	3,000
Deposits	2,765	-
Accounts payable	64,453	316,114
Payroll liabilities	(6,818)	10,949
Stock based consulting fees payable	-	10,400
Accrued interest	235,227	113,936
Deferred income	(907,663)	-

Net cash used by operating activities	(634,319)	(1,013,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire equipment	(16,050)	(235,000)
Cash used to acquire patents	(113,327)	(81,882)
Purchase of intangibles	(20,000)	-
Sale of fixed assets	125,000	-
Net cash used in investing activities	(24,377)	(316,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(36,767)	(31,324)
Principal payments on capital lease	(404,909)	(299,435)
Proceeds from convertible note	1,032,700	1,156,400
Proceeds from officers related party debt	-	40,800
Payments on officers related party debt	-	(40,800)
Proceed from short term loan	60,000	-
Payment on short term loan	(60,000)	-
Proceeds from cash sales of common shares	547,000	455,200
Proceeds from exercise of options and warrants	72,500	-
Net cash provided by financing activities	$1,210,524	$1,280,841

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

Calendar Year	Minimum Royalties per Calendar Year
2010	$	---
2011		$-
2012		$2,500
2013		$5,000
2014		$7,500
2015		$10,000
2016 and each calendar year thereafter		$25,000

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