Form 10-K
period 2011-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2012-03-23
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number: 0-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6208 W. Okanogan Ave., Kennewick, WA 99336

(Address of principal executive offices) (Zip Code)

(509) 736-4000

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

i

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011 based on the price at which the common equity was last sold on such date ($0.20 per share) was approximately $6,333,515. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 12, 2012, there were 74,758,899 shares of the registrant’s Common Stock outstanding.

ii

Advanced Medical Isotope Corporation
Report on Form 10-K

iii

PART I.

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this Form 10-K report contains “forward-looking statements” that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words.  The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, including our expectations of our future results of operations or financial position, or state other “forward-looking” information.  Advanced Medical Isotope Corporation believes that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able accurately to predict or control.  Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-K report because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses.  The factors listed below in the section captioned “Risk Factors” in Item 1A, as well as other cautionary language in this Form 10-K report, describe such risks, uncertainties and events that may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of any of the events described as risk factors could have a material adverse effect on our business, results of operations and financial position.

ITEM 1.                      BUSINESS.

General Development of Business

Advanced Medical Isotope Corporation (“we” or the “Company”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”) for the purpose of acquiring or investing in businesses which were developing and marketing active sports products, equipment, and apparel.  In April 2000, Earth Sports Products, Inc (“ESP”), a corporation registered in Washington, merged with SMSC.  In April 2000, HHH Entertainment, Inc (“HHH”), a Nevada corporation, merged with SMSC.  As of the date of merger, HHH was the only stockholder of SMSC.

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

On August 1, 2007, the Company began renting office and warehouse space, known as the Production Facility located in Kennewick, Washington. Through this facility and the use of a proton linear accelerator, on June 30, 2008 we began offering regional distribution of F-18 (FDG).

On October 28, 2010, the Company received $1,215,000 net proceeds from the Department of Energy grant for the Proposed Congressionally Directed Project entitled “Research to Develop and Test an Advanced Resorbable Brachytherapy Seed Research for Controlled Delivery of Yttrium-90 Microspheres in Cancer Treatment.” This grant reimburses the Company for anticipated expenditures related to the development of its Brachytherapy project over the period April 1, 2010 through March 31, 2012. The Company projects this project could cost approximately $5,500,000; however, the Company recognizes the costs could be as high as $8,000,000 before it gets to production.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a company that has a limited amount of revenue and accumulated deficits since inception.  If we cannot obtain sufficient funding, we may have to delay the implementation of our business strategy.

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

Over 10,000 hospitals worldwide use radioisotopes in medicine, and about 90% of the procedures are for diagnosis. The most common radioisotope used in diagnosis is technetium-99, with some 30 million procedures per year, accounting for 80% of all nuclear medicine procedures worldwide.  In developed countries (26% of world population), the frequency of diagnostic nuclear medicine is 1.9% per year, and the frequency of therapy with radioisotopes is about one tenth of this. In the United States there are some 18 million nuclear medicine procedures per year among 311 million people, and in Europe about 10 million among 500 million people. In Australia there are about 560,000 per year among 21 million people, 470,000 of these using reactor isotopes. The use of radiopharmaceuticals in diagnosis is growing at over 10% per year.  All of the information in this paragraph is derived from “Radioisotopes in Medicine” (updated October 2011) posted by the World Nuclear Association at www.world-nuclear.org/info/inf55.html.

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

We are reviewing possible acquisition candidates as a means of achieving our objective.

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

ITEM 1.                       BUSINESS. - continued

Products - continued

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

Actinium-225: Used for advanced research in therapy of leukemia and other cancers. We believe that it holds great promise for treating HIV/AIDS, and we are negotiating with a foreign manufacturer to commence U.S. shipments.

Generators:

Strontium-82/Rubidium-82 generators: Used as a myocardial imaging agent, early detection of coronary artery disease, PET imaging, blood flow tracers. We have access via a foreign manufacturer and are in negotiations with a domestic source.

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

Status of New Products

Within the next several years, we intend to offer the following products:

A Brachytherapy seed with a Fast-dissolving Matrix for Optimized Delivery of Radionuclides; and a Brachytherapy treatment utilizing a radiogel technology.

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

ITEM 1.                       BUSINESS. - continued

Products - continued

Iodine-123:  Used in brain, thyroid, kidney, and myocardial imaging, cerebral blood flow (ideal for imaging) and neurological disease (Alzheimer's).

Molybdenum-99 / Technitium 99:  It is the favored choice among medical professionals because its chemical properties allow it to be bonded to many different chemical materials, thus allowing use for a wide variety of diagnoses. Up to 90% of all procedures involving medical isotopes use this isotope.

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

 In May 2008, we entered into a research agreement with the University of Utah related to the use of brachytherapy seeds for cancer treatments.  Pursuant to the research agreement, we paid the University total project costs of $45,150 in 2008 and 2009 for that research.  We plan to work with the University of Utah to develop and manufacture cancer treatments using brachytherapy seeds.

In June 2008, we entered into a research agreement with the University of Missouri related to the production of radio isotopes.  Pursuant to the research agreement, we paid the University total project costs of $67,500 during 2009 and 2010. We also entered into a one year option agreement in June 2008, which was extended for another year in June 2009, with the University of Missouri.  The option agreement gave us the option to enter into a licensing agreement to utilize certain intellectual property held by the University of Missouri for the production of medical, research, and industrial radioisotopes.  In May 2010, we exercised our option agreement by entering into a License Agreement for the Patent Rights in the area of radioisotope production using electron beam accelerator(s) for creating short lived radioisotopes such as Molybdenum-99 and Technetium-99 with the University of Missouri. This Agreement calls for a $10,000 nonrefundable fee paid upon execution, a royalty agreement on sales, and an equipment licensing fee on equipment sales. Additionally, the Agreement calls for a milestone payment of $250,000, due and payable five years after execution of this agreement and a milestone payment of $250,000, due and payable upon reaching $50,000,000 in cumulative net sales.

In August 2010, we made a $10,000 investment for an exclusive license agreement with Battelle Memorial Institute regarding its technology for the production of a Brachytherapy seed. This license agreement calls for a $10,000 nonrefundable license fee and a royalty based on a percent of net sales for licensed products sold; the license agreement also contains a minimum royalty amount to be paid each year starting with 2012.

In February 2011, we paid $5,000 for a one year option agreement to negotiate an exclusive license agreement with Battelle Memorial Institute regarding its patents for the production of a radiogel technology. This option agreement calls for a $5,000 upfront fee for the option, which expired February 2012.  Effective March 2012, we entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of its patented radiogel technology. This license agreement calls for a $17,500 nonrefundable license fee and a royalty based on a percent of gross sales for licensed products sold; the license agreement also contains a minimum royalty amount to be paid each year starting with 2013.

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

About 90% of all the non PET radioisotopes used in the United States are imported from two companies, Nordion Inc. (formerly MDS Inc.) and Covidien (formerly Mallinckrodt). The remaining 10% that are produced in the United States are manufactured in a fragmented, piecemeal manner with companies producing a single isotope instead of a wide variety.

Employees

As of December 31, 2011, we had ten employees, of whom three were full-time employees.  At any given time, we utilize eight to ten independent contractors to assist with our operations.  We do not have a collective bargaining agreement with any of our employees, and we believe our relations with our employees are good.

Raw Materials

Some of the materials used in the products we manufacture are currently available only from a limited number of suppliers, many of which are international suppliers.  We obtain many of our stable isotopes from suppliers in Russia.  The Company plans to expand the availability of its supplies and products utilizing manufacturing capability at reactors located at the U.S. Department of Energy's National Laboratories (“National Laboratories”) as well as production capabilities at various universities and foreign countries other than Russia.  This strategy is intended to reduce the risk associated with concentrating isotope production at a single facility.  We obtain supplies, hardware, handling equipment and packaging from several different U.S. and foreign suppliers.

Customers

Our customers for sales of stable isotopes have included a broad range of hospitals, universities, research centers and national laboratories, in addition to academic and government institutions.  These customers are located in essentially all major U.S. and international markets.

Our sales for 2010 consisted of F-18 (61.3% of total revenues) and Consulting Income (38.7% of total revenues). We had no sales of stable isotopes in 2010 due to the decrease in profit margins for that product; however we are looking into selling more stable isotopes in 2012 and beyond due to the possibility of obtaining lower prices from our vendors. Sales of F-18 for 2010 were 100% to Kadlec Hospital in Richland, Washington. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

Our sales for 2011 consisted of F-18 (49.2% of total revenues) and Consulting Income (45.5% of total revenues) and sales of stable isotopes (5.3% of total revenues). Sales of F-18 for 2011 were 100% to Kadlec Hospital in Richland, Washington. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

ITEM 1.                       BUSINESS. - continued

Licenses, Patents, and Intellectual Property

On September 27, 2006, we acquired the assets of Neu-Hope Technologies (“NHTI”) from UTEK.  Included in the acquired assets was a Non-Exclusive License Agreement with the Regents of the University of California (“University”) for a neutron generator in exchange for preferred stock.  NHTI paid a non-refundable fee in the amount of $25,000 in connection with the license agreement.  The license fee is non-refundable unless our commercialization plan is deemed unacceptable by the University.  If the plan is deemed unacceptable, the license agreement will terminate.  To date, no commercialization plan has been deemed acceptable or unacceptable.  In consideration for the license, we agreed to pay royalties equal to the greater of three percent of the selling price of each licensed product we sell or the maintenance fee according to the following schedule:

2008	$10,000	*
2009	$15,000	*
2010	$15,000	*
2011	$45,000	*
2012 and each year thereafter	$60,000
	$145,000
* These items have not been paid to date.

The License Agreement may be cancelled by giving 90 days written notice to the University.  We did not have a relationship with UTEK before the acquisition of Neu-Hope Technologies, and we do not currently have any business relationship or affiliation with UTEK.  In 2008, partially due to the Company’s lack of funds to act upon the patent license for the neutron generator and develop the technology, the Company lost considerable ground towards the advantages of utilization of the patent license.  Since other companies made progress towards the development of the patent license technology and management no longer had the means or interest in pursuing the development of this technology, the Company’s management determined that the patent license for the neutron generator no longer had value to the Company and wrote off the net unamortized balance of $643,917 in 2008.

Additionally the Company has made the following investments in patent licenses and intellectual property during 2010:

In May 2010 the Company entered into a License Agreement with the University of Missouri for the exclusive patent rights in the area of radioisotope production using electron beam accelerator(s) for creating short lived radioisotopes such as molybdenum-99 and technetium-99. This Agreement calls for a $10,000 nonrefundable fee paid upon execution, a royalty agreement on sales, and an equipment licensing fee on equipment sales. Additionally, the Agreement calls for a milestone payment of $250,000, due and payable five years after the May 14, 2010 effective date of this agreement and a milestone payment of $250,000, due and payable upon reaching $50,000,000 in cumulative net sales. The University has the right to either terminate or render the license non-exclusive in a licensed field or individual countries if the Company (i) has not demonstrated within 3 years after the effective date of this agreement access to $25,000,000 of available operating capital to proceed with commercialization of licensed products in such a manner as to cause the expenditure of that capital 4 years after the effective date; (ii) has not within 3 years after the effective date obtained the University’s approval of a new commercialization plan for licensed products not previously introduced by the Company into commercial use; or (iii) has not within 5 years after the effective date achieved, or does not each year thereafter maintain, sales levels of licensed products that result in specified royalties to the University.  The $10,000 nonrefundable fee paid upon execution was capitalized as license fees and is amortized on the straight line basis over a three year life.

ITEM 1.                  BUSINESS. - continued

Licenses, Patents, and Intellectual Property - continued

In August 2010, the Company entered into a License Agreement with Battelle Memorial Institute for the patent rights in the area of a Brachytherapy seed with a Fast-dissolving matrix for Optimized Delivery of Radionuclids. This Agreement calls for a $10,000 nonrefundable fee upon execution, a royalty agreement on sales and on funds received from any sublicenses. The $10,000 nonrefundable fee paid upon execution was capitalized as license fees and is amortized on the straight line basis over a three year life. Additionally, the Agreement calls for a minimum annual fee as follows:

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000
2014	$7,500
2015	$10,000
2016 and each calendar year thereafter	$25,000

Additionally the Company has made the following investments in patent licenses and intellectual property during 2011:

In February 2011, the Company paid $5,000 for a one year option agreement to negotiate an exclusive license agreement with Battelle Memorial Institute regarding its patents for the production of a radiogel technology.  This option agreement calls for a $5,000 upfront fee for the option, which expired February 2012. This fee was fully expensed in the twelve months ended December 31, 2011. Effective March 2012, we entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of its patented radiogel technology. This license agreement calls for a $17,500 nonrefundable license fee and a royalty based on a percent of gross sales for licensed products sold; the license agreement also contains a minimum royalty amount to be paid each year starting with 2013.

Patent filing costs totaling $97,421, and $113,326, were capitalized during the twelve months ended December 31, 2011 and 2010; resulting in a total $317,224 of capitalized patents at December 31, 2011.  The patents are pending and are being developed, and as such, they are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

ITEM 1.                       BUSINESS. - continued

Research and Development

We spent approximately $67,006 and $90,150 during the years ended December 31, 2009 and 2008, respectively, on research and development.  The costs incurred in 2008 and 2009 were to a University for tests involved in the making of isotopes. The costs incurred in the twelve months ended December 31, 2010 consisted of $513,416 towards the Brachytherapy Project and $655,006 towards the Molybdenum Project, for a total cost of $1,168,422. The costs incurred in the twelve months ended December 31, 2011 were $245,727 towards the Brachytherapy Project and $235,950 towards the Molybdenum Project, for a total cost of $481,677. The costs expensed to the twelve months ended December 31, 2011 and 2010 consist of the following:

	For the twelve months ended
	December 31, 2011		December 31, 2010
	Brachytherapy	Molybdenum	Brachytherapy	Molybdenum
Supplies	$5,175	$390	$623	$2,342
Amortization	3,334	3,334	1,666	1,944
Conferences & seminars	8,338	10,682	639	13,968
Dues & subscriptions	688	1,335	-	1,395
Marketing	12,070	19,441	9,500	314
Office Supplies	1,119	942	87	2,927
Payroll and benefits	32,290	78,739	17,496	19,560
Consulting fees	67,116	36,832	119,457	77,476
Consulting fees – stock based	8,000	-	362,250	472,402
Legal fees	51,794	77,794	-	4,000
Research	54,174	-	-	-
Stock options granted	50	750	950	14,250
Telephone	852	867	508	2,870
Travel	727	4,844	240	41,558
Total	$245,727	$235,950	$513,416	$655,006

Agreement for Strategic Relationship

In August 2011, the Company entered into a Memorandum of Agreement for Strategic Relationship (referred to as the “MASR”) between the Company and Spivak Management, Inc. (referred to as “SMI”) setting forth the terms of a strategic relationship among the Company, SMI, and Mann Healthcare Partners, Inc. (referred to as “MHP”).  The Company and SMI agreed to form a joint venture through which SMI will provide management and consulting services to the Company relating to commercial and growth strategies, acquisitions and other ventures, and SMI will introduce the Company to potential investors and investment bankers.  Under the MASR, MHP is to introduce to the Company one or more entities prepared to invest $1.2 million to $2.0 million in the Company.  If the Company accepts an investment, the Company must pay SMI a fee of $75,000 and must prepay $200,000 of the expenses of SMI and MHP with respect to the joint venture (subject to specified adjustments).

In consideration of SMI’s and MHP’s time, efforts and contributions to the joint venture, the Company is to issue to SMI and MHP warrants to purchase a total of 20,133,333 shares of common stock of the Company with an initial exercise price of $0.20 per share (with the exercise price subject to specified adjustments, including a weighted average anti-dilution adjustment for issuances below market, and a full ratchet anti-dilution adjustment for issuances below the then-applicable exercise price).  Portions of the warrants will be forfeited pursuant to provisions in the MASR if the Company has not entered into contracts to secure (i) capital in excess of $1.2 million by a date determined under the MASR, or (ii) capital in excess of $10 million by a later date determined under the MASR, although warrants to be issued to SMI for 3,523,333 shares and warrants to be issued to MHP for 3,523,333 shares are not subject to forfeiture under the MASR.  The Company may require exercise of the warrants if the Company’s stock trades above $1.00 per share (subject to adjustment).  The MASR provides that SMI has the right to designate one member of the board of directors of the Company.

Under the MASR, the Company is to engage SMI as a consultant for 5 years and MHP as a consultant for 3 years, with each of SMI and MHP to be paid by the Company an annual consulting fee equal to one-third of the cash and stock compensation payable to the highest compensated executive officer of the Company in each year, except that if the Company contracts for less than $10 million of capital by a date determined under the MASR, the one-third is subject to specified reduction as provided in the MASR, but not below 20% for SMI and not below 5% for MHP.  As of the date of this report, the Company is not aware that any joint venture has been formed, the Company has not met with or received any funds or any commitments for funds from any potential investors introduced by SMI or MHP, no warrants have been issued by the Company to SMI or MHP, and no fees have been paid by the Company to SMI or MHP.

ITEM 1.                          BUSINESS. - continued

Government Regulation

Significant areas of regulation and intervention include the following:

Environmental and Health Compliance.  We are committed to conducting our activities so that there is no or only minimal damage to the environment; there is no assurance, however, that our activities will not at times result in liability under environmental and health regulations.

We have spent approximately $950,000 on our facility to meet environmental regulation, including the cost of confinement of the facility, exhaust and air balance systems and waste storage facilities.  As we expand our manufacturing capability, we will be subject to extensive government regulation and intervention both in the United States and in all foreign jurisdictions in which we conduct business.

The current ongoing continuing costs of compliance are immaterial.  Future costs and expenses resulting from such liability may, however, materially negatively impact our operations and financial condition.  Overall, environmental and health laws and regulations will continue to affect our businesses worldwide.

Import/Export Regulation.  We are subject to significant regulatory oversight of our import and export operations due to the nature of our product offerings.  Penalties for non-compliance can be significant, and violation can result in adverse publicity and financial risk for the Company.

Financial Accounting Standards.  Our financial results can be impacted by new or modified financial accounting standards.

Other Regulations.  Our operations are subject to rules and regulations administered by the U.S. Nuclear Regulatory Commission, Department of Energy, Food and Drug Administration, Department of Transportation, Department of Homeland Security, and other regulatory bodies.  To the extent that these regulations are or become burdensome, our business development could be adversely affected.

Available Information

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the United States Securities and Exchange Commission (the “SEC”).  Persons may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time.  Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Moreover, the Company maintains a website at http://www.isotopeworld.com that contains important information about the Company, including biographies of key management personnel, as well as information about the Company’s business.  This information is publicly available (i.e., not password protected) and is updated regularly. The content on any website referred to in this Form 10-K report is not incorporated by reference into this Form 10-K report, unless (and only to the extent) expressly so stated herein.

ITEM 1A.                       RISK FACTORS.

Any of the risk factors described below could cause our business or financial performance to differ from any expectations or other forward-looking statements set forth in this Form 10-K report.  Any of the risks described below, as well as other risks or uncertainties set forth elsewhere in this report, could materially and adversely affect our business, operations, prospects, results of operation, financial condition, or the value of our stock or other securities.

RISKS ASSOCIATED WITH OUR BUSINESS

Our independent registered public accounting firm’s report on our financial statements questions our ability to continue as a going concern.

Our independent registered public accounting firm’s report on our financial statements for the years ended December 31, 2011 and 2010 expresses doubt about our ability to continue as a going concern.  The report includes an explanatory paragraph stating that we have suffered recurring losses, used significant cash in support of our operating activities and, based on our current operating levels, require additional capital or significant restructuring to sustain our operation for the foreseeable future. There is no assurance that we will be able to obtain sufficient additional capital to continue our operations and to alleviate doubt about our ability to continue as a going concern. If we obtain additional financing, such funds may not be available on favorable terms. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that restrict our ability to conduct our business.  Inclusion of a “going concern qualification” in the report of our independent accountants or in any future report may have a negative impact on our ability to obtain debt or equity financing and may adversely impact our stock price.

We have generated operating losses since inception, which are expected to continue, and we have increasing cash requirements, which we may be unable to satisfy.

We have generated material operating losses since inception.  We incurred a net loss of $21,194,406 from January 1, 2006 through December 31, 2011, including a net loss of $4,055,026 for the year ended December 31, 2010 and a net loss of $2,749,616 for the year ended December 31, 2011.  We expect to continue to experience net operating losses for the foreseeable future.  Historically, we have relied upon investor funds to maintain our operations and develop our business.  We need to raise additional capital within the next 12 months from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to us, or at all.  If we are unable to unable to obtain additional financing to meet our working capital requirements, we may have to curtail or cease our operations.

Based on our current cash run rate, approximately $1,500,000 will be needed to fund operations for an additional year. We are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond, but there is no assurance that we will be able to raise additional funds.  We will need to raise an additional $15,000,000 in the next year to develop new isotope manufacturing centers and complete our aggressive growth plans.  However, we may choose to modify our growth and operating plans to the extent of available funding, if any.

Recent economic events, including the substantial decline in global capital markets, as well as the lack of liquidity in the capital markets, could adversely impact our ability to obtain financing and our ability to execute our business plan.  As a company with modest sales from our inception, we are unable to determine the effect of the recent economic crises on our business.

Our business plan is at an early stage of development, and we have a limited operating history, which may make it difficult to evaluate our business and prospects.

We have a limited operating history upon which you can base an evaluation of our business and prospects.  As a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties to which our business is subject.  To address these risks and uncertainties, we must do the following:

·	Successfully develop and execute our business strategy;
·	Respond to competitive developments; and
·	Attract, integrate, retain and motivate qualified personnel.

There is no assurance that we will achieve or maintain profitable operations or that we will obtain or maintain adequate working capital to meet our obligations as they become due.  We cannot be certain that our business strategy will be successfully developed and implemented or that we will successfully address the risks that face our business.  In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

ITEM 1A.                       RISK FACTORS. - continued

RISKS ASSOCIATED WITH OUR BUSINESS - continued

We are heavily dependent on our key personnel and consultants.  The loss of any of these key personnel or consultants could have a material adverse effect on our business, results of operations and financial condition.

Our success is heavily dependent on the continued active participation of our current executive officers and certain consultants and collaborating scientists.  Certain key employees have no written employment contracts. We do not have key-man insurance on any of our executive officers or consultants.  Loss of the services of any one or more of our executive officers or consultants could have a material adverse effect upon our business, results of operations and financial condition.

If we are unable to hire and retain additional qualified personnel, our business and financial condition may suffer.

Our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain highly qualified technical, scientific, regulatory and managerial employees, consultants and advisors.  Competition for qualified personnel among pharmaceutical and biotechnology companies is intense, and an inability to attract and motivate additional highly skilled personnel required for the expansion of our activities, or the loss of any such persons, could have a material adverse effect on our business, results of operations and financial condition.

Our revenues have been derived from sales made to a small number of customers.  We need to expand the number of customers purchasing our products and services.

Our sales of F-18 for the years ended December 31, 2009, 2010 and 2011 were made to one hospital located close to our production facility, and those sales constituted 70.3%, 61.3% and 49.2%, respectively, of our total revenues for those years. Our Consulting revenues for the years ended December 31, 2010 and 2011 were made to one customer, and those sales constituted 38.7% and 45.5%, respectively, of our total revenues for those years. We need to expand the number of customers purchasing our products and services in order to increase our revenues and implement our business strategy. There is no assurance that we will be successful in achieving an expansion of the customers purchasing our products and services.

Our future revenues depend upon acceptance of our current and future products in the markets in which they compete.

Our future revenues depend upon the successful production, marketing, and sales of the various isotopes we currently market and expect to market in the future.  The rate and level of market acceptance of each of these products may vary depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of any competing products; the clinical outcomes of any patients treated; the effectiveness of our sales and marketing efforts in the United States, Europe, and Russia; any unfavorable publicity concerning our products or similar products; the price of our products relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of our products; availability of sufficient supplies to either purchase or manufacture our products; our ability to produce sufficient quantities of our products; and the ability of physicians to properly utilize our products and avoid excessive levels of radiation to patients.  Any material adverse developments with respect to the commercialization of the products we currently market or expect to market may adversely affect our revenues and may cause us to continue to incur losses in the future.

Many of our competitors have greater resources and experience than we have.

Many of our competitors have greater financial resources, longer history, broader experience, greater name recognition, and more substantial operations than we have, and they represent substantial long-term competition for us.  Our competitors may be able to devote more financial and human resources than we can to research, new product development, regulatory approvals, and marketing and sales.  Our competitors may develop or market products that are viewed by customers as more effective or more economical than our products.  There is no assurance that we will be able to compete effectively against our current and future competitors, and such competitive pressures may adversely affect our business and results of operations.

ITEM 1A.                       RISK FACTORS. - continued

RISKS ASSOCIATED WITH OUR BUSINESS - continued

Future production increases will depend on our ability to acquire larger quantities of O-18.

We currently obtain O-18 through international sources.  The amount of O-18 that can be produced from a given source is limited by the power level and volume available within the reactor for irradiating targets.  There is no assurance that we will have a continuing sufficient supply of O-18.

We rely heavily on a limited number of suppliers.

Some of the products we market and some of the materials used in the products we manufacture are currently available only from a limited number of suppliers, many of which are international suppliers.  We plan to expand the availability of our supplies and products utilizing manufacturing capability at reactors located at National Laboratories as well as production capabilities at various universities and foreign countries other than Russia.  This strategy is intended to reduce the risks associated with concentrating isotope production at a single reactor facility.  Failure to obtain deliveries from these sources could have a material adverse effect on our production, and there may be a delay before we could locate alternative suppliers.  We may not be able to locate alternative suppliers capable of producing the level of output at the quality standards we require.  Additional factors that could cause interruptions or delays in our source of materials include limitations on the availability of raw materials or manufacturing performance experienced by our suppliers or a breakdown in our commercial relations with one or more suppliers.  Some of these factors may be completely out of our control and our suppliers’ control.  We do not have formal written agreements with any key supplier.  Any interruption or delay in the supply of materials required to produce our products could harm our business if we were unable to obtain an alternative supplier or substitute equivalent materials in a cost-effective and timely manner.

We are in default on a financial covenant in the capital leases that finance our isotope production system.  That default may adversely affect our ability to continue to use the production system, which may adversely affect our operations and financial results.

We have two capital lease obligations, initially for $1,875,000 and $631,000, secured by equipment and the personal guarantee of two of our major stockholders, which we obtained in September 2007.  The purpose of the capital lease agreements was to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000, plus ancillary equipment and facility for $631,000.  We were in default on the capital lease obligations as of December 31, 2009 due to failure to maintain the minimum debt service coverage ratio required by the leases.  We were in compliance with the minimum debt service coverage ratio as of December 31, 2010. We are in default on the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly we recorded the entire value of the leases as a current obligation for the year ended December 31, 2011. During 2009, the lessor did not take any action based on our financial covenant default.  There is no assurance that the lessor will not take action under the capital leases based on the December 31, 2011 financial covenant default. That default, and any future defaults, on those leases may adversely affect our ability to continue to use the isotope production system, which may adversely affect our operations and financial results.

We may incur material losses and costs as a result of product liability claims that may be brought against us.

We face an inherent business risk of exposure to product liability claims in the event that products supplied by us fail to perform as expected or such products result, or are alleged to result, in bodily injury.  Any such claims may also result in adverse publicity, which could damage our reputation by raising questions about the safety and efficacy of our products, and could interfere with our efforts to market our products.  A successful product liability claim against us in excess of our available insurance coverage or established reserves may have a material adverse effect on our business.  Although we currently maintain liability insurance in amounts we believe are commercially reasonable, any product liability we incur may exceed our insurance coverage.

We are subject to the risk that certain third parties may mishandle our product.

We rely on third parties, such as commercial air courier companies, to deliver our products, and on other third parties to package our products in certain specialized packaging forms requested by customers.  We are subject to the risk that these third parties may mishandle our product, which could result in material adverse effects, particularly given the radioactive nature of some of our products.

ITEM 1A.                       RISK FACTORS. - continued

RISKS ASSOCIATED WITH OUR BUSINESS - continued

Our operations expose us to the risk of material environmental liabilities.

We are subject to potentially material liabilities related to the remediation of environmental hazards and to personal injuries or property damages that may be caused by hazardous substance releases and exposures.  We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  These laws and regulations can impose substantial fines and criminal sanctions for violations, and can require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases.  We expect to incur capital and operating costs to comply with these laws and regulations.  In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, or the imposition of new clean-up requirements or remedial techniques may require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.  Operational hazards could result in the spread of contamination within our facility and require additional funding to correct.

We are subject to uncertainties regarding reimbursement for use of our products.

Hospitals and freestanding clinics may be less likely to purchase our products if they cannot be assured of receiving favorable reimbursement for treatments using our products from third-party payers, such as Medicare and private health insurance plans.  Third-party payers are increasingly challenging the pricing of certain medical services or devices, and there is no assurance that they will reimburse our customers at levels sufficient for us to maintain favorable sales and price levels for our products.  There is no uniform policy on reimbursement among third-party payers, and there is no assurance that our products will continue to qualify for reimbursement from all third-party payers or that reimbursement rates will not be reduced.  A reduction in or elimination of third-party reimbursement for treatments using our products would likely have a material adverse effect on our revenues.

Our future growth is largely dependent upon our ability to develop new technologies that achieve market acceptance with acceptable margins.

Our business operates in global markets that are characterized by rapidly changing technologies and evolving industry standards.  Accordingly, our future growth rate depends upon a number of factors, including our ability to (i) identify emerging technological trends in our target end-markets, (ii) develop and maintain competitive products, (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors, and (iv) develop, manufacture and bring products to market quickly and cost-effectively.  Our ability to develop new products based on technological innovation can affect our competitive position and requires the investment of significant resources.  These development efforts divert resources from other potential investments in our business, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of our customers as fully as competitive offerings.  In addition, the markets for our products may not develop or grow as we currently anticipate.  The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our competitive standing and prospects.

We may rely on third parties to represent us locally in the marketing and sales of our products in international markets, and our revenue may depend on the efforts and results of those third parties.

Our future success may depend, in part, on our ability to enter into and maintain collaborative relationships with one or more third parties, the collaborator’s strategic interest in our products and our products under development, and the collaborator’s ability to successfully market and sell any such products.  We intend to pursue collaborative arrangements regarding the marketing and sales of our products; however, we may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, our collaborators may not be effective in marketing and selling our products.  To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise.  To the extent that we depend on third parties for marketing and distribution, any revenues received by us will depend upon the efforts and results of such third parties, which may not be successful.

ITEM 1A.                       RISK FACTORS. - continued

RISKS ASSOCIATED WITH OUR BUSINESS - continued

We may pursue strategic acquisitions that may have an adverse impact on our business.

Executing our business strategy may involve pursuing and consummating strategic transactions to acquire complementary businesses or technologies.  In pursuing these strategic transactions, even if we do not consummate them, or in consummating such transactions and integrating the acquired business or technology, we may expend significant financial and management resources and incur other significant costs and expenses.  There is no assurance that any strategic transactions will result in additional revenues or other strategic benefits for our business.  We may issue our stock as consideration for acquisitions, joint ventures or other strategic transactions, and the use of stock as purchase consideration could dilute the interests of our current stockholders.  In addition, we may obtain debt financing in connection with an acquisition.  Any such debt financing could involve restrictive covenants relating to capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions.  In addition, such debt financing may impair our ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from our operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to us for other purposes.

We will need to hire additional qualified accounting personnel in order to remediate a material weakness in our internal control over financial accounting, and we will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.  Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2011, our internal control over financial reporting was ineffective. This material weakness was first identified in our Form 10-K/A amended annual report for the year ended December 31, 2008. This material weakness has the potential of adversely impacting our financial reporting process and our financial reports.  Because of this material weakness, management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.  See Item 9A of this Form 10-K report.  We need to hire additional qualified accounting personnel in order to resolve this material weakness.  We also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

Our patented or other technologies may infringe on other patents, which may expose us to costly litigation.

It is possible that our patented or other technologies may infringe on patents or other rights owned by others.  We may have to alter our products or processes, pay licensing fees, defend infringement actions or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us.  Patent litigation is costly and time consuming, and we may not have sufficient resources to pursue such litigation.  If we do not obtain a license under such patents, if we are found liable for infringement, or if we are not able to have such patents declared invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

Protecting our intellectual property is critical to our innovation efforts.

We own or have a license to use several U.S. and foreign patents and patent applications, trademarks and copyrights.  Our intellectual property rights may be challenged, invalidated or infringed upon by third parties, or we may be unable to maintain, renew or enter into new licenses of third party proprietary intellectual property on commercially reasonable terms.  In some non-U.S. countries, laws affecting intellectual property are uncertain in their application, which can adversely affect the scope or enforceability of our patents and other intellectual property rights.  Any of these events or factors could diminish or cause us to lose the competitive advantages associated with our intellectual property, subject us to judgments, penalties and significant litigation costs, or temporarily or permanently disrupt our sales and marketing of the affected products or services.

ITEM 1A.                       RISK FACTORS. - continued

RISKS ASSOCIATED WITH OUR BUSINESS - continued

We may not be able to protect our trade secrets and other unpatented proprietary technology, which could give our competitors an advantage over us.

We rely upon trade secrets and other unpatented proprietary technology.  We may not be able to adequately protect our rights with regard to such unpatented proprietary technology, or competitors may independently develop substantially equivalent technology.  We seek to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with our employees, consultants, advisors and collaborators.  Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information,  and as a result our competitors could gain a competitive advantage.

General economic conditions in markets in which we do business can impact the demand for our goods and services.  Decreased demand for our products and services could have a negative impact on our financial performance and cash flow.

Demand for our products and services, in part, depends on the general economic conditions affecting the countries and industries in which we do business.  A downturn in economic conditions in a country or industry that we serve may adversely affect the demand for our products and services, in turn negatively impacting our operations and financial results.  Further, changes in demand for our products and services can magnify the impact of economic cycles on our businesses.  Unanticipated contract terminations by current customers can negatively impact operations, financial results and cash flow.  Our earnings, cash flow and financial position are exposed to financial market risks worldwide, including interest rate and currency exchange rate fluctuations and exchange rate controls.   Fluctuations in domestic and world financial markets could adversely affect interest rates and impact our ability to obtain credit or attract investors.

We are subject to extensive government regulation in jurisdictions around the world in which we do business. Regulations address, among other things, environmental compliance, import/export restrictions, healthcare services, taxes and financial reporting, and those regulations can significantly increase the cost of doing business, which in turn can negatively impact our operations, financial results and cash flow.

If we are successful in expanding our manufacturing capability, we will be subject to extensive government regulation and intervention both in the United States and in all foreign jurisdictions in which we conduct business.  Compliance with applicable laws and regulations will result in higher capital expenditures and operating costs, and changes to current regulations with which we comply can necessitate further capital expenditures and increases in operating costs to enable continued compliance.  Additionally, from time to time, we may be involved in proceedings under certain of these laws and regulations.  Foreign operations are subject to political instabilities, restrictions on funds transfers, import/export restrictions, and currency fluctuation.

Volatility in raw material and energy costs, interruption in ordinary sources of supply, and an inability to recover from customers our unanticipated increases in energy and raw material costs could result in lost sales or could increase significantly the cost of doing business.

Market and economic conditions affecting the costs of raw materials, utilities, energy costs, and infrastructure required to provide for the delivery of our products and services are beyond our control.  Any disruption or halt in supplies, or rapid escalations in costs, could adversely affect our ability to manufacture products or to competitively price our products in the marketplace.  To date, the ultimate impact of energy costs increases have been mitigated through price increases or offset through improved process efficiencies; however, continuing escalation of energy costs could have a negative impact upon our business and financial performance.

If we are successful in increasing the size of our organization, we may experience difficulties in managing growth.

We are a small organization with a minimal number of employees.  If we are successful, we may experience a period of significant expansion in headcount, facilities, infrastructure and overhead, and further expansion may be required to address potential growth and market opportunities.  Any such future growth will impose significant added responsibilities on members of management, including the need to improve our operational and financial systems and to identify, recruit, maintain and integrate additional managers.  Our future financial performance and our ability to compete effectively will depend, in part, on the ability to manage any future growth effectively.

ITEM 1A.                       RISK FACTORS. - continued

RISKS RELATED TO OUR COMMON STOCK

There is a limited public market for our common stock.  Failure to develop or maintain a more active trading market may negatively affect the value of our common stock, may deter some potential investors from purchasing our common stock or other equity securities, and may make it difficult or impossible for stockholders to sell their shares of common stock.

There is a limited public trading market for our common stock on the OTC Bulletin Board.  Our average daily volume of shares traded for the years ended December 31, 2011 and 2010 was 8,430 and 8,540, respectively.  Failure to develop or maintain an active trading market may negatively affect the value of our common stock, may make some potential investors unwilling to purchase our common stock or equity securities that are convertible into or exercisable for our common stock, and may make it difficult or impossible for our stockholders to sell their shares of common stock and recover any part of their investment in us.

Our outstanding derivative securities, the stock or  derivative securities that we may become obligated to issue under existing agreements, and certain provisions of those derivative securities, may cause immediate and substantial dilution to our existing stockholders and may make it more difficult for us to raise additional equity capital.

We had 74,758,899 shares of common stock outstanding on March 12, 2012.  We also had outstanding on that date derivative securities consisting of options and convertible notes that if they had been exercised and converted in full on March 12, 2012, would have resulted in the issuance of a total of 23,837,967 additional shares of common stock.  The issuance of shares upon the exercise of options or the conversion of convertible notes may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of our total outstanding common stock.  One outstanding convertible note provides for conversion of principal at 50%, and the payment in shares of accrued interest at 100%, of the market price of our common stock determined over the 10 trading days preceding the date of conversion, and so the amount of dilution to other stockholders will depend upon the market price for our stock and the resulting conversion price when the note is converted by the holder.  Conversion of that note on March 12, 2012 would have resulted in the issuance of 7,201,970 shares, which are included in the total above.  See Item 13 of this Form 10-K report regarding our convertible notes.  Additionally, we have outstanding notes that if not prepaid by specific dates entitle the holder to convert the principal and accrued interest into common stock at 61% of an average trading price of our common stock prior to conversion as provided in the notes. See Note 10 and Note 15 of the Notes to our Financial Statements included in this Form 10-K report. In addition, under an existing agreement, we may become obligated to issue additional warrants to purchase up to 20,133,333 shares of common stock with an exercise price of $0.20 per share, and those warrants would require a reduction in the exercise price if we issued stock below the then-applicable exercise price of the warrants, or if we issued stock below the market price of our stock.  See the section entitled “Agreement for Strategic Relationship” in Item 1 above.  The issuance of some or all of those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of our other stockholders. That agreement also provides for stock compensation for consulting services. The existence and terms of these derivative securities and other obligations may make it more difficult for us to raise additional capital through the sale of stock or other equity securities.

Future sales of our stock, including sales following exercise or conversion of derivative securities, or the perception that such sales may occur, may depress the price of our common stock and could encourage short sales.

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon exercise of options or warrants or upon the conversion of convertible securities, or the perception that such sales may occur, may adversely affect the market price of our common stock.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock.

Our stock price is likely to be volatile.

For the year ended December 31, 2011, the reported low closing price for our common stock was $0.09 per share, and the reported high closing price was $0.48 per share.  For the year ended December 31, 2010, the reported low closing price for our common stock was $0.09 per share, and the reported high closing price was $0.57 per share.  There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early stage companies, particularly early stage medical product companies.  Contributing to this volatility are various events that can affect our stock price in a positive or negative manner.  These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of our products; litigation involving us or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions.  If any of these events occur, it could cause our stock price to fall, and any of these events may cause our stock price to be volatile.

ITEM 1A.                       RISK FACTORS. - continued

RISKS RELATED TO OUR COMMON STOCK - continued

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker or dealer approve a person's account for transactions in penny stocks and that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and must make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

 The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and may cause a decline in the market value of our stock.

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

Our controlling stockholders may exercise significant control over us.

Our directors, executive officers and principal stockholders beneficially own approximately 53.7% of the outstanding shares of our common stock as of March 12, 2012.  Our stockholders do not have cumulative voting rights with respect to the election of directors.  If our principal stockholders vote together, they could effectively elect all of our directors, and they could determine or influence the outcome of any other matter submitted for a vote of stockholders.

If we were to issue preferred stock, the rights of holders of our common stock and the value of our common stock may be adversely affected.

Our board of directors is authorized to issue classes or series of preferred stock, without any action on the part of the stockholders.  Our board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business, and other terms.  If we issue preferred stock in the future that has a preference over the common stock, with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the value of the common stock may be adversely affected.

We do not expect to pay any dividends on our common stock for the foreseeable future.

We have not paid any cash dividends on our common stock to date and do not anticipate we will pay cash dividends on our common stock in the foreseeable future. Accordingly, stockholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur.  Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, and other factors that our board deems relevant.

ITEM 1B.                       UNRESOLVED STAFF COMMENTS.

This item is not applicable to us because we are a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 2.                          PROPERTIES.

Our headquarters has office and production space which makes it adequate for the Company to conduct its ongoing business operations.

On July 17, 2007, the Company entered into a lease at 6208 West Okanogan Avenue, Kennewick, Washington, 99336 which has been used as the Company’s production center.  The term of the lease was five years, commencing on August 1, 2007.  Monthly rent for the first year of tenancy was $3,500.  Under the terms of the lease, the monthly rent would increase 8% each year so that monthly rent for the year beginning August 1, 2008 was $3,780, monthly rent for the year beginning August 1, 2009 was $4,082, monthly rent for the year beginning August 1, 2010 was $4,408, and monthly rent for the year beginning August 1, 2011 was $4,762.  The landlord of this space is a non-affiliated stockholder of the Company, who holds less than 5 percent of the total outstanding shares.

Additionally, in June 2008, the Company entered into two 12-month leases for its corporate offices with three 4-month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010, the Company is renting this space on a month to month basis. These lease agreements call for monthly rental payments of $2,733 and $2,328 per month respectively. Effective November 1, 2009, the Company terminated that portion of the lease agreements consisting of the $2,328 per month payment.

ITEM 3.                          LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and the Company does not know of any legal proceedings contemplated against it.

ITEM 4.                          MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “ADMD.OB.”  The following table sets forth, in U.S. dollars the high and low closing prices for each of the calendar quarters indicated, as reported by the Bulletin Board for the past two fiscal years.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	High	Low
2011
Quarter ended December 31	$0.29	$0.09
Quarter ended September 30	0.33	0.20
Quarter ended June 30	0.30	0.20
Quarter ended March 31	0.48	0.25

2010
Quarter ended December 31	$0.48	$0.11
Quarter ended September 30	0.23	0.09
Quarter ended June 30	0.47	0.14
Quarter ended March 31	0.57	0.20

Holders

As of March 12, 2012 there were 74,758,899 shares of common stock outstanding and approximately 183 stockholders of record.

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not anticipate we will pay cash dividends on our common stock in the foreseeable future.  The payment of dividends in the future will be contingent upon revenues and earnings, if any, capital requirements, and our general financial condition.  The payment of any dividends will be within the discretion of the board of directors.  It is the present intention of the board of directors to retain all earnings, if any, for use in the business operations.  Accordingly, the board does not anticipate declaring any dividends on our common stock in the foreseeable future.

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any compensation plan under which equity securities are authorized for issuance.  We have however granted and issued options and warrants to purchase and acquire shares of our common stock.  The following table sets forth information as of December 31, 2011 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	0		$0		0
Equity compensation plans not approved by stockholders	5,135,000		$0.35		0
Total	5,135,000	(1)	$0.35	(1)	0

(1) While there are no equity compensation plans in general, the Company does have individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

Recent Sales of Unregistered Securities

On October 20, 2011, the Company issued 200,000 restricted shares of its common stock to a consultant in exchange for services of $44,000.

On October 21, 2011, in exchange for $15,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 6,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $15,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.22 per share.

On October 31, 2011, in exchange for $100,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 40,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $100,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.24 per share.

On November 25, 2011, in exchange for $105,500, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 42,200 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $105,500. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.23 per share.

On December 9, 2011, the Company issued 100,000 restricted shares of its common stock to a consultant in exchange for services of $16,000.

On December 21, 2011, the Company issued 33,333 restricted shares of its common stock to a landlord in payment of rent of $3,000 owed by the Company.

On December 30, 2011, in exchange for $113,600, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 45,440 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $113,600. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.10 per share.

ITEM 5.                          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Subsequent to the Period Covered by this Report

On January 31, 2012, in exchange for $128,500, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 51,400 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $128,500. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.15 per share.

On February 16, 2012, the Company issued 15,000 restricted shares of its common stock to a law firm in payment of $2,000 in fees owed for legal services.

On February 21, 2012, in exchange for $121,500, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 48,600 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $121,500. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.16 per share.

On March 9, 2012, the Company issued 3,507,500 restricted shares of its common stock, representing $315,675, to employees (including our executive officers) for services.

On March 9, 2012, the Company issued 483,000 restricted shares of its common stock, representing $43,470, to consultants for services.

As to all of the transactions set forth above, no underwriters were used, and the Company relied upon the exemption from registration set forth in section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, based upon the private nature and the limitations of the transactions.

 ITEM 6.                         SELECTED FINANCIAL DATA.

This item is not applicable to us because we are a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of the risk factors set forth above in Item 1A and other factors discussed in this Form 10-K report.

Results of Operations

Comparison for the Year Ended December 31, 2011 and December 31, 2010

The following table sets forth information from our statements of operations for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues	$393,603	$360,613

Operating expenses	2,955,472	4,085,952

Operating loss	(2,561,869)	(3,725,339)
Non-operating income (expenses)
Loss on sale of assets	(25,000)	(10,000)
Net gain (loss) on settlement of debt	-	27,500
Recognized income from grants	245,727	512,466
Interest income	-	599
Interest expense	(408,474)	(860,252)
Net income (loss)	$(2,749,616)	$(4,055,026)

Revenue

Revenue was $393,603 for the year ended December 31, 2011 and $360,613 for the year ended December 31, 2010.  The increase was the result of consulting revenues.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $193,720 of the total twelve months ended December 31, 2011 revenues and $221,220 of the total twelve months ended December 31, 2010 revenues. Revenues for F-18 were lower in the twelve months ended December 31, 2011 as a result of a reduction in price to our sole customer effective April 2010 and a decrease in the quantity of F-18 sold during the twelve months ended December 31, 2011 (662 doses) versus the twelve months ended December 31, 2010 (745 doses). Stable isotope sales were $20,700 and $0 for the twelve months ended December 31, 2011 and 2010 respectively.  The Company discontinued the sale of stable isotopes in the twelve months ended December 31, 2010 due to the reduction in profitability of that line of product. Consulting revenues consisted of $179,114 and $139,393 of the total twelve months ended December 31, 2011 and 2010 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

Revenue for the twelve months ended December 31, 2011 and 2010 consists of the following:

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010
F-18	$193,720	$221,220
Stable isotopes	20,700	-
Consulting	179,114	139,393
	$393,603	$360,613

ITEM 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Cost of Goods Sold

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Goods Sold. The Company has moved the Cost of Goods Sold into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales. The Statement of Operations for the year ended December 31, 2010 was changed from the way it was originally reflected to correspond with the changes made for the year ended December 31, 2011.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2011 and 2010 were $2,955,472 and $4,085,952 respectively.  The decrease in operating expenses from 2010 to 2011 can be attributed largely to professional fees ($1,492,883 for the twelve months ended December 31, 2010 versus $906,417 for the twelve months ended December 31, 2011), impairment expense ($150,000 for the twelve months ended December 31, 2010 versus $0 for the twelve months ended December 31, 2011), and stock options granted ($400,535 for the twelve months ended December 31, 2010 versus $63,602 for the twelve months ended December 31, 2011) partially offset by a increase in sales and marketing expenses ($29,072 for the twelve months ended December 31, 2010 versus $58,880 for the twelve months ended December 31, 2011).

Operating expenses for the twelve months ended December 31, 2011 and 2010 consists of the following:

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010
Cost of goods sold	$64,042	$70,130
Depreciation and amortization expense	546,388	545,192
Impairment expense	-	150,000
Professional fees	906,417	1,492,883
Stock options granted	63,602	400,535
Payroll expenses	751,488	853,641
General and administrative expenses	564,656	544,499
Sales and marketing expense	58,880	29,072
	$2,955,472	$4,085,952

Non-Operating Income (Expense)

Non-operating income (expense) for the twelve months ended December 31, 2011 varied from the twelve months ended December 31, 2010 primarily due to a reduction of interest expense from $860,252 in 2010 versus a $408,474 in 2011 and $512,466 of recognized income from grants in 2010 versus $245,727 in 2011.

Non-Operating income (expense) for the twelve months ended December 31, 2011 and 2010 consists of the following:

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010
Interest expense	$(408,474)	$(860,252)
Loss on sale of assets	(25,000)	(10,000)
Net gain (loss) on settlement of debt	-	27,500
Recognized income from grants	245,727	512,466
Interest income	-	599
	$(187,747)	$(329,687)

ITEM 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Income from Grants

On October 28, 2010, the Company received $1,215,000 net proceeds from the Department of Energy grant for the Proposed Congressionally Directed Project entitled “Research to Develop and Test an Advanced Resorbable Brachytherapy Seed Research for Controlled Delivery of Yttrium-90 Microspheres in Cancer Treatment.” This grant reimburses the Company for anticipated expenditures related to the development of its Brachytherapy project over the period April 1, 2010 through March 31, 2012. The Company projects this project could cost approximately $5,500,000; however, the Company recognizes the costs could be as high as $8,000,000 before it gets to production.

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

The Company has chosen to recognize the grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet. For the twelve months ended December 31, 2010 the Company recognized $23,508 of the $1,215,000 Department of Energy grant as income with the remaining $1,191,492 recorded as deferred income as of December 31, 2010. The $23,508 recognized as of December 31, 2010 was for costs incurred for the twelve months ended December 31, 2010. For the twelve months ended December 31, 2011 the Company recognized $245,727 of the $1,215,000 Department of Energy grant as income with the remaining $945,765 recorded as deferred income as of December 31, 2011. The $245,727 recognized as of December 31, 2011 was for costs incurred for the twelve months ended December 31, 2011.

The Company fully recognized the $244,479 grant money received on both the Molybdenum tax grant and the Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

As of December 31, 2011 and 2010 the grant money received and grant money recognized as income and deferred income is:

	$1,215,000 Brachytherapy Grant	$244,479 Molybdenum Grant	$244,479 Brachytherapy Grant	Total
Grant money received during 2010	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income from grants in 2010	23,508	244,479	244,479	512,466
Deferred income at December 31, 2010	1,191,492	-	-	1,191,492
Recognized income from grants in 2011	245,727	-	-	245,727
Deferred income at December 31, 2011	$945,765	$-	$-	$945,765

Net Loss

Our net loss for the twelve months ended December 31, 2011 and 2010 was $2,749,616, and $4,055,026, respectively, as a result of the items described above.

ITEM 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Liquidity and Capital Resources

At December 31, 2011, we had negative working capital of $5,840,107, as compared to $4,439,799 at December 31, 2010.  During the twelve months ended December 31, 2011 we experienced negative cash flow from operations of $858,844 and we expended $97,421 for investing activities while adding $419,432 of cash flows from financing activities.  As of December 31, 2011, we had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $634,319 for the twelve month period ending December 31, 2010 to $858,844 for the twelve month period ending December 31, 2011.  Cash used in operating activities was primarily a result of our net loss, partially offset by non-cash items, such as amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  Cash used in investing activities increased from $24,377 for the twelve month period ended December 31, 2010 to $97,421 for the twelve month period ended December 31, 2011.  Cash was used to acquire equipment and patents during the 2011 and 2010 twelve month periods.  This purchase of equipment and patents in 2010 was largely offset by the $125,000 received from the sale of a cyclotron. Cash provided from financing activities decreased from $1,210,524 for the twelve month period ending December 31, 2010 to $419,432 for the twelve month period ending December 31, 2011. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt along with payments on convertible debt, and a decrease in cash sales of common stock. The decrease in cash provided from financing activities was partially offset by an increase in proceeds from the exercise of options and warrants.

We have generated material operating losses since inception.  We have incurred a net loss of $21,194,406 from January 1, 2006 through December 31, 2011, including a net loss of $4,055,026 for the twelve months ended December 31, 2010, and a net loss of $2,749,616 for the twelve months ended December 31, 2011.  We expect to continue to experience net operating losses.  Historically, we have relied upon investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion, although we can provide no assurance that additional investor funds will be available on terms acceptable to us.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

We have modified our growth and operating plans as a result of our continuing losses.  The going concern disclosure in Note 1 to our audited financial statements for the years ended December 31, 2010 anticipated that we would need $1 million in funds over the next twelve months to maintain current operation activities, and for the years ended December 31, 2011 anticipated that we would need $1.5 million in funds over the next twelve months to maintain current operation activities.  As a result of changes and additions to our business plans, our current cash run rate is approximately $1.5 million.

Based on the current cash run rate, approximately $1,500,000 will be needed to fund operations for an additional year.  As disclosed in the risk factors, we are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond.  We will need to raise an additional $15,000,000 in the next year to develop an infrastructure for Brachytherapy production and distribution as well as to initiate a Molybdenum 99 production facility.  However, we may choose to further modify our growth and operating plans to the extent of available funding, if any.

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

ITEM 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Contractual Obligations (payments due by period as of December 31, 2011)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$1,031,813	$1,031,813	$-	$-	$-
Production Center Lease	$33,332	$33,332	$-	$-	$-
License Agreement with Regents of the University of California	$505,000	$85,000	$180,000	$180,000	$60,000 per year
License Agreement with Battelle Memorial Institute	$75,000	$2,500	$22,500	$25,000	$25,000 per year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of our major stockholders, which we obtained during September 2007.  The purpose of the lease agreements was to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We were in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor.  We believed at the time of the issuance of the December 31, 2008 financial statements that we had remedied the default which existed at year end.  Accordingly we recorded a current and long term portion of the capital leases.  Subsequent to the issuance of the December 31, 2008 financial statements, we determined that more likely than not that the Company is in default of the terms of the capital leases.  Accordingly we recorded the entire value of the leases as a current obligation.  The Company was in default on the capital lease obligation as of December 31, 2009 due to failure to maintain the minimum debt service ratio identified in the lease.  However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. We are in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly we recorded the entire value of the leases as a current obligation for the year ended December 31, 2011.

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated stockholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011.  During the year ended December 31, 2011 and 2010 the Company incurred rent expenses for this facility totaling $54,869 and $50,622, respectively.  In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2011 and 2010, the Company amortized $37,500 and $37,500, respectively, of this stock issuance and recognized it as rent expense.

Future minimum rental payments required under the Company’s current rental agreement in excess of one year as of December 31, 2011, are as follows:

Twelve months ended December 31, 2012	$33,332
Twelve months ended December 31, 2013	-
Twelve months ended December 31, 2014	-
Twelve months ended December 31, 2015	-
Total	$33,332

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew, but in no event will the lease extend beyond December 31, 2010.  The lease agreement calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas.  Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the twelve months ended December 31, 2011 and 2010 the Company incurred rent expenses for this facility totaling $32,700 and $32,800, respectively.

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

Changes in Accounting and Financial Disclosures

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Goods Sold. The Company has moved the Cost of Goods Sold into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales. The Statement of Operations for the year ended December 31, 2010 was changed from the way it was originally reflected to correspond with the changes made for the year ended December 31, 2011.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2011, the Company has experienced no bad debt write offs from operations.

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

The traditional approach is useful for many measurements, especially those in which comparable assets and liabilities can be observed in the marketplace. However, the traditional approach does not provide the tools needed to address some complex measurement problems, including the measurement of nonfinancial assets and liabilities for which no market for the item or a comparable item exists. The traditional approach places most of the emphasis on selection of an interest rate. A proper search for “the rate commensurate with the risk” requires analysis of at least two items – one asset or liability that exists in the marketplace and has an observed interest rate and the asset or liability being measured. The appropriate rate of interest for the cash flows being measured must be inferred from the observable rate of interest in some other asset or liability and, to draw that inference, the characteristics of the cash flows must be similar to those of the asset being measured.

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

The Company made a $10,000 investment in 2010 for a patent license regarding its technology for the production of Mo-99. In May 2010 the Company entered into a License Agreement for the Patent Rights in the area of radioisotope production using electron beam accelerator(s) for creating short lived radioisotopes such as Molybdenum-99 and Technetium-99 with the University of Missouri. This Agreement calls for a $10,000 nonrefundable fee paid upon execution, a royalty agreement on sales, and an equipment licensing fee on equipment sales. Additionally, the Agreement calls for a milestone payment of $250,000, due and payable five years after execution of this agreement and a milestone payment of $250,000, due and payable upon reaching $50,000,000 in cumulative net sales. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life.

The Company made a $10,000 investment in 2010 for an exclusive license agreement with Battelle Memorial Institute regarding its technology for the production of a Brachytherapy seed. In August 2010 the Company entered into a License Agreement for the Patent Rights in the area of a Brachytherapy seed with a Fast-dissolving Matrix for Optimized Delivery of Radionuclides. This Agreement calls for a $10,000 nonrefundable fee upon execution, a royalty agreement on sales and on funds received from any sublicenses. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life. Additionally the Agreement calls for a minimum annual fee as follows:

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000
2014	$7,500
2015	$10,000
2016 and each calendar year thereafter	$25,000

Additionally the Company has made the following investments in patent licenses and intellectual property during 2011:

In February 2011, the Company paid $5,000 for a one year option agreement to negotiate an exclusive license agreement with Battelle Memorial Institute regarding its patents for the production of a radiogel technology.  This option agreement calls for a $5,000 upfront fee for the option, which expired February 2012. This fee was fully expensed in the twelve months ended December 31, 2011.

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $6,666, and $5,695 for the years ended December 31, 2011, and 2010, respectively. Based on the license fees recorded at December 31, 2011, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $9,722, will be fully amortized during the year ending December 31, 2013. Future annual amortization is expected to be as follows:

Calendar Year	Annual Amortization
2012	$6,666
2013	$3,056

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

ITEM 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Patents and Intellectual Property

Patent filing costs and intellectual property costs totaling $97,421, and $113,326, were capitalized during the twelve months ended December 31, 2011, and 2010; resulting in a total $317,224 and $219,803 of capitalized patents and intellectual property costs at December 31, 2011 and 2010, respectively.

While patents are being developed or pending they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.

The Company evaluates the recoverability of intangible assets, including patents and intellectual property on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal year ended December 31, 2011 consisted of the sales of Oxygen 18 (stable isotope), Flouride 18 and Consulting Revenue. Revenue for the fiscal year ended December 31, 2010 consisted of the sales of Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

For the twelve months ended December 31, 2011 the Company recognized $245,727 of the $1,215,000 Department of Energy grant as income. The $245,727 recognized as of December 31, 2011 was for costs incurred for the twelve months ended December 31, 2011.

The Company fully recognized the $244,479 grant money received on both the Molybdenum tax grant and the Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

As of December 31, 2011 and 2010 the grant money received and grant money recognized as income and deferred income is:

	$1,215,000 Brachytherapy Grant	$244,479 Molybdenum Grant	$244,479 Brachytherapy Grant	Total
Grant money received during 2010	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income from grants in 2010	23,508	244,479	244,479	512,466
Deferred income at December 31, 2010	1,191,492	-	-	1,191,492
Recognized income from grants in 2011	245,727	-	-	245,727
Deferred income at December 31, 2011	$945,765	$-	$-	$945,765

ITEM 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Net Loss Per Share

The Company accounts for its income (loss) per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings/loss per share is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Convertible debt	11,999,137	4,775,415
Common stock options	5,135,000	9,295,912
Total potential dilutive securities	17,134,137	14,071,327

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

The Company incurred $481,677, and $1,168,422 research and development costs for the years ended December 31, 2011, and 2010, respectively, all of which were recorded in our operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the year ended December 31, 2011. There were $12,675 tradeshow expenses incurred and not expensed as of the year ended December 31, 2010 which are prepayment costs for 2011 tradeshow expenses. During the twelve months ended December 31, 2011 and 2010, the Company incurred $8,025 and $1,750, respectively, in advertising costs.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2011 and 2010.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2011 and 2010.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2011 and 2010, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

ITEM 7A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to us because we are a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is included on the pages immediately following the Index to Financial Statements appearing on page F-1, and is hereby incorporated by reference.

ITEM 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                       CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a previously disclosed material weakness in our internal control over financial reporting, our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2011, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness management concluded that, as of December 31, 2011, our internal control over financial reporting was ineffective. This material weakness was first identified in our Form 10-K/A amended annual report for the year ended December 31, 2008. In order to address and resolve this weakness we will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as our financial means allow.  To date, our limited financial resources have not allowed us to hire the additional personnel necessary to address this material weakness.

Additionally, as a result of management’s assessment, management has determined that there is a significant deficiency with regard to the lack of a backup process for electronic financial information.  There is no stored backup offsite or in a media safe, and as such, there are no regularly run test restorations of said financial information.  In order to address and resolve this deficiency, we are currently researching the options available given our financial means to have a regularly scheduled and dependable offsite backup of our Company records.

ITEM 9A.                       CONTROLS AND PROCEDURES. - continued

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

ITEM 9B.                       OTHER INFORMATION.

None.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of directors and executive officers

Our current directors and executive officers are as follows:

NAME	AGE	POSITION
James C. Katzaroff	55	CEO and Chairman
L. Bruce Jolliff	62	Chief Financial Officer
Carlton M. Cadwell	68	Director

                In addition, Bruce W. Ratchford served as a director of the Company during 2011 and until his resignation on March 9, 2012.

Term of Office

All of our directors hold office until the next annual meeting of the stockholders or until their successors are elected and qualified.  Our executive officers are appointed by our board of directors and hold office until their resignation, removal, death or retirement.

Background and Business Experience

The business experience during the past five years of each of our directors and executive officers is as follows:

James C. Katzaroff, the Chief Executive Officer and Chairman of the Board, is the founder of Advanced Medical Isotope Corporation. Initially a financial consultant with Wall Street firms Bateman Eichler, Smith Barney and EF Hutton, Mr. Katzaroff has been responsible for senior-level corporate strategy, fostering investment banking relationships, and served as a senior financial advisor for numerous start-ups and development-stage companies.  From 1998 to 2001, Mr. Katzaroff held senior positions including Chief Financial Officer, Senior Vice President of Finance, Senior Vice President, and Corporate Secretary of Telemac Corporation, an international communications company active in the wireless telephony market.  In 2001 he became Chairman and CEO of Apogee Biometrics, and in 2004 became President of Manakoa Services Corporation, serving as its interim CEO.  He holds a Bachelor’s Degree in Business Economics from the University of California, Santa Barbara, and has completed advanced management courses at the University of Washington.

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

Carlton M. Cadwell, a Director, joined Advanced Medical Isotope Corporation as a director in 2006.  Dr. Cadwell brings over 30 years of experience in business management, strategic planning, and implementation.  He co-founded Cadwell Laboratories, Inc. in 1979 and has served as its President since its inception.  Cadwell Laboratories, Inc. is a major international provider of neurodiagnostic medical devices. After receiving his bachelor’s degree from the University of Oregon in 1966 and a doctoral degree from the University of Washington in 1970, he began his career serving in the United States Army as a dentist for 3 years.  From 1973 to 1980, Dr. Cadwell practiced dentistry in private practice and since has started several businesses.

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - continued

Identification of Significant Employees

Fu-Min Su, Ph.D., Chief RadioChemist, was appointed as Advanced Medical Isotope Corporation’s Chief RadioChemist and Radiation Safety Officer in 2007.  With over 20 years experience in medical isotope R&D and manufacture, Dr. Su is also knowledgeable in the area of coordinating and conducting clinical trials.  He has worked as a senior scientist for a several bio-technology firms, including NeoRx Corporation from 1987 through 1998, Nycomed-Amersham Imaging in 1999, Bristol-Myers Squibb from 2000 to 2006, and Cellectar, LLC in 2007, during which time he developed various radiopharmaceuticals, isotope production methods and generator systems.  Dr. Su has authored a number of scientific papers, and has written numerous abstracts for the Journal of Nuclear Medicine.  He also holds several patents relating to radionuclide production and preparation.  Dr. Su received his Ph.D. from the University of Washington.

Robert E. Schenter, Ph.D., Chief Science Officer, with over 25 years experience in the area of radioisotope production for applications in the treatment and diagnostics of major diseases, such as cancer, heart disease, and arthritis. With more than 35 years experience in the use and production of nuclear data as applied to fission reactor systems, Dr. Schenter brings a legacy of successful application to nuclear technology projects. Dr. Schenter has been the site manager for production of medical isotopes at Westinghouse Hanford and at The Department of Energy’s Pacific Northwest National Laboratory. Dr. Schenter has been the Chief Science Officer of the Company since 2006.

Michael K. Korenko, Ph.D., Dr. Korenko was the Westinghouse Vice President in charge of the 300 and 400 areas, including the Fast Flux Testing Facility (FFTF) and all the engineering, safety analysis, and projects for the Hanford site. He was also the Executive Vice President of Closure for Safe Sites of Colorado at Rocky Flats. His most previous assignment was Chief Operating Officer for Curtiss-Wright, who produces the nuclear components for all the United States submarine and aircraft carriers as well as components for commercial nuclear power companies. During the last five years, Dr. Korenko led the business development activities for Curtiss-Wright EMD, covering the west coast of the US.  This entailed visiting over one hundred small businesses to determine strategic business relationships with the parent company. This ranged from qualifying new vendors, establishing new customer, to locating acquisition targets. Three years ago he started the company Kor Ideas, LLC that focuses on improving small commercial businesses.

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

Dr. Waltar earned his M.S. in Nuclear Engineering from M.I.T. and his PhD in Engineering Science from the University of California, Berkeley.

ITEM 10.                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - continued

Identification of Significant Employees - continued

Nigel R. Stevenson, Ph.D., Scientific Advisory Committee.  Dr. Nigel Stevenson is a world renowned expert in the production of medical isotopes. He holds a Ph.D. in Nuclear Physics from the University of London and has directed many corporate innovations for imaging and therapeutic nuclide agents. For the past five years he has served as Chief Operating Officer for Clear Vascular Inc. and was previously Chief Operating Officer of Trace Life Sciences, which produced a range of medical radiochemicals and radiopharmaceuticals. Prior to this, he had been VP Production and Research for Theragenics Corp. and directed operations in Atlanta for the world’s largest cyclotron facility (14 cyclotrons) that produced brachytherapy seeds.  Dr. Stevenson was also Head of Isotope Production and Research at TRIUMF (Canadian National Accelerator Laboratory) where he managed the production of medical radioisotopes for MDS Nordion.

 Donald A. Ludwig, Ph.D., Scientific Advisory Committee. Dr. Ludwig is an expert in particle accelerator applications in radiation therapy, nuclear medicine and radioisotope production. Since 1988 he has served as an advisor to numerous entities in the field, both domestic and foreign. Among these are the Atomic Energy of Canada, the U. S. Department of Energy Labs at Los Alamos, Berkeley, Fermi, Hanford and Oak Ridge, the Israel Atomic Energy Agency, the Australian Nuclear Science and Technology Organization, the Kurchatov Russian Research Institute in Moscow and the Bhabha Atomic Research Center in Mumbai, India. He holds a Ph.D. from UCLA in Medical Physics as well as an MS in Nuclear Physics from Cal Tech, a BS in Physics from the U. S. Military Academy at West Point and an MBA in Theoretical Marketing from the University of Southern California.

Family Relationships

We currently do not have any executive officers or directors who are related to each other.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of the Company's common stock to file with the SEC initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4, and an annual statement of beneficial ownership on Form 5.  Such executive officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2011, all the executive officers, directors and more than 10% beneficial owners complied with the above described filing requirements, except that Mr. Cadwell filed five reports with late reporting of nine transactions, Mr. Katzaroff filed one report with late reporting of one transaction, Mr. Jolliff filed one report with late reporting of one transaction, Mr. Ratchford filed two reports with late reporting of three transactions, and the Cadwell Family Irrevocable Trust filed one late Form 3 report covering its initial beneficial ownership.

Code of Ethics

Our board of directors has not adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because of our limited number of executive officers and employees that would be covered by such a code and our limited financial resources.  We anticipate that we will adopt a code of ethics after we increase the number of executive officers and employees and obtain additional financial resources.

Audit Committee and Audit Committee Financial Expert

As of the date of this report, we have not established an audit committee, and therefore, our board of directors performs the functions that customarily would be undertaken by an audit committee.  Our board of directors during 2011 was comprised of three directors, two of whom we have determined satisfied the general independence standards of the Nasdaq listing requirements.  See Item 13 of this Form 10-K report.  However, under Nasdaq listing and SEC requirements, a member of an audit committee of a listed issuer, in addition to satisfying those independence standards, cannot be an “affiliated person” of the issuer, which depends in part upon the amount of beneficial ownership such member has of the issuer’s stock. We have determined that our independent directors during 2011 did not satisfy this additional requirement.

Our board of directors has determined that none of its current members qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.  In the future, we intend to establish board committees and to appoint such persons to those committees as are necessary to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

ITEM 11.                        EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2011 and 2010 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Total ($)

James C. Katzaroff	2011	$209,285		$-	$-	$47,500	$256,785
CEO and Chairman	2010	$439,489		$-	$-	$-	$439,489

L. Bruce Jolliff	2011	$140,000	(2)	$10,000	$-	$47,500	$197,500
CFO (3)	2010	$100,000		$121,688	$-	$-	$221,688

(1)
The amounts shown in this column do not reflect an amount paid to or earned or realized by any executive officer, but rather reflect the aggregate grant date fair value (computed in accordance with FASB ASC Topic 718) of the stock options granted to our executive officers.  There is no assurance that any executive officer will realize the value shown, or any other value, from these options. The value shown is based on 250,000 options valued at $0.19 per option. The $0.19 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.30 per share stock price at the valuation date and exercise price, a three year maturity, a .99% risk free rate and a 106.53 volatility.

(2)	Of this amount, $13,267 was not paid in 2011, but was accrued as of December 31, 2011.

(3)	Mr. Jolliff received the additional $10,000 and $121,688 in 2011 and 2010, respectively, to compensate him for additional duties he performed that were not contemplated in his employment contract.

Narrative Disclosure to Summary Compensation Table

We have an employment agreement with our CFO, L. Bruce Jolliff, that determines the compensation paid to him.  Our Chief Executive Officer, James C. Katzaroff, does not have a written employment agreement and therefore no structured amount or schedule of pay, and so no accruals are made for his compensation.  In 2011 and 2010, Mr. Katzaroff received $209,285 and $439,489 respectively, in salary.  During this period of limited liquidity for the Company, the CEO has taken limited compensation.

We paid bonuses to certain employees based on their performance, our need to retain such employees and funds available.  All bonus payments were approved by our board of directors.

Employment Agreement with L. Bruce Jolliff

Mr. Jolliff has a May 2007  employment agreement with the Company which provides for a salary of $100,000 per year which was increased beginning January 1, 2011 to $140,000, of which $13,267 was not paid in 2011 and was accrued as of December 31, 2011. He also received options to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.50 per share with vesting at the rate of 500,000 options per year beginning in August 2008.  Mr. Jolliff received bonuses in the amount of $10,000 and $121,688 for the years ended December 31, 2011 and 2010, respectively.  The Company may terminate the agreement without cause at any time upon 30 days' written notice.  Upon termination, the Company will pay Mr. Jolliff a severance allowance of two month’s salary.

ITEM 11.                        EXECUTIVE COMPENSATION. - continued

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth all outstanding equity awards held by our Named Executive Officers as of the end of last fiscal year.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James C. Katzaroff	250,000	-	$0.30	1-12-2014

L. Bruce Jolliff	1,500,000	-	$0.50	8-10-2012
	250,000	-	$0.30	1-12-2014

Additional Narrative Disclosure

During May 2007, the Company granted L. Bruce Jolliff an option to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The options vest at 500,000 shares August 2008, 500,000 shares August 2009, and 500,000 shares August 2010, and the options expire August 2012. The quoted market price of the common stock at the time of issuance of the options was $0.70 per share.

 During January 2011, the Company granted James C. Katzaroff and L. Bruce Jolliff, each, an option to purchase 250,000 shares of the Company’s common stock. All options issued in January 2011 have an exercise price of $0.30 per share and are fully vested and expire on January 12, 2014.  The quoted market price of the common stock at the time of issuance of the options was $0.30 per share.

Retirement, Pension, Profit Sharing or Insurance Plans

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Employment Agreement with Significant Employee

Employment Agreement with Dr. Fu Min-Su

In January 2008, the Company entered into a five-year employment agreement with Dr. Fu Min-Su pursuant to which the Company agreed to pay Dr. Fu Min-Su an annual salary equal to $90,000, which was increased to $95,000 on January 1, 2010 and $110,000 on January 1, 2011.

In the event the employment is terminated by the Company without cause, by Dr. Fu Min-Su for good reason or a change in control, the Company will have to provide Dr. Fu Min-Su with one month of his base salary and any portion of an annual bonus allocated by the board of directors, disability and other welfare plan benefits  for a period of one year from the date of termination and pro-rated vesting of all outstanding options, stock grants, shares of restricted stock and any other equity incentive compensation; provided, that the stock options shall be exercisable only until the earlier to occur of (i) two years from the date of the termination, or (ii) the date the option would have otherwise expired if Dr. Fu Min-Su had not terminated employment.

During the term of the employment agreement, including any extension thereof, and for a period of one year thereafter, Dr. Fu Min-Su shall not provide services that he provides for the Company for a business in the production, import for resale, and distribution of radioisotopes for use in the medical industries.

ITEM 11.                        EXECUTIVE COMPENSATION. - continued

Compensation of Directors

The following table sets forth information regarding compensation earned by our non-employee directors for the year ended December 31, 2011.  Mr. Ratchford served as a director during 2011 and until his resignation on March 9, 2012. Mr. Katzaroff is not included in this table because he is an employee and he received no compensation for his service as a director.  His compensation as an employee is shown in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Total ($)
Carlton M. Cadwell	$-	$-	$47,500	$47,500
Bruce W. Ratchford	$-	$-	$97,500	$97,500

(1)
The amounts shown in this column do not reflect an amount paid to or earned or realized by any director, but rather reflect the aggregate grant date fair value (computed in accordance with FASB ASC Topic 718) of the stock options granted to our non-employee directors for 2011.  There is no assurance that any director will realize the value shown, or any other value, from these options. The value shown is based on 250,000 options, for each of Mr. Cadwell and Mr. Ratchford, valued at $0.19 per option. The $0.19 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.30 per share stock price at the valuation date and exercise price, a three year maturity, a .99% risk free rate and a 106.53 volatility. The value shown is based on an additional 1,000,000 options for Mr. Ratchford valued at $0.05 per option. The $0.05 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.20 per share stock price at the valuation date and exercise price, a one year maturity, a .37% risk free rate and a 59.04 volatility.

(2)
The following table sets forth, for each of our non-employee directors who served during 2011, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2011:

	Outstanding	Outstanding
	Stock	Stock
Name	Awards (#)	Options (#)
Carlton M. Cadwell	-	250,000
Bruce W. Ratchford	-	1,300,000

During January 2011, the Company granted Mr. Cadwell and Mr. Ratchford options to purchase 250,000 shares, each, of common stock at an exercise price of $0.30 per share. The options are fully vested and expire January 12, 2014.  During July 2011, the Company granted Mr. Ratchford options to purchase 1,000,000 shares of common stock at an exercise price of $0.20 per share. The options are fully vested and expire July 6, 2012. As of December 31, 2011, Mr. Ratchford also held options to purchase 50,000 shares of common stock at an exercise price of $0.40 per share, which were granted in November 2010.  The options are fully vested and expire November 16, 2013.

There are no employment contracts or compensatory plans or arrangements with respect to any director that would result in payments by the Company to such person because of his or her resignation as a director or any change in control of the Company.

 ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Our Common Stock

The following table sets forth, as of March 12, 2012, the number of shares of Common Stock beneficially owned by the following persons: (i) all persons we know to be beneficial owners of at least 5% of our Common Stock, (ii) our directors, (iii) our executive officers, both of whom are named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group.  As of March 12, 2012, there were 74,758,899 shares outstanding, and 23,837,967 shares issuable upon exercise of outstanding options and conversion of outstanding convertible securities, assuming exercise and conversion occurred as of that date, for a total of 98,596,866 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	21,529,907	28.8%

Carlton M. Cadwell(3)	42,577,210	46.3%

James C. Katzaroff(4)	7,657,002	10.2%

Bruce W. Ratchford(5)	7,683,244	10.1%

L. Bruce Jolliff(6)	3,225,000	4.2%

All Current Directors and Executive Officers as a group (3 individuals)	53,459,212	56.6%

(1)
The address of each of the beneficial owners above is c/o Advanced Medical Isotope Corporation, 6208 W. Okanogan Avenue, Kennewick, WA  99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA  99336.

(2)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on March 12, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 12, 2012, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and upon exercise of the options. Subject to community property laws where applicable, we believe that each beneficial owner has sole power to vote and dispose of its shares, except that Mr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)
The beneficial ownership of Carlton M. Cadwell includes the shares beneficially owned by the Cadwell Trust, as such shares may also be deemed to be beneficially owned by Mr. Cadwell. The beneficial ownership of Mr. Cadwell also includes: (i) 500,000 shares issuable under options held by him; (ii) 9,550,997 shares issuable under convertible notes held by him with fixed conversion prices; and (iii) 7,201,970 shares issuable under a convertible note held by him with a conversion price that is dependent on the market price of our common stock prior to conversion, which for this purpose has been assumed to convert on March 12, 2012.  See Item 13 of this Form 10-K report regarding our outstanding convertible notes.

(4)	Includes 500,000 shares issuable under options held by Mr. Katzaroff.
(5)	Includes 1,300,000 shares issuable under options held by Mr. Ratchford.
(6)	Includes 1,975,000 shares issuable under options held by Mr. Jolliff.

Changes in Control

We do not know of any arrangements, including any pledges of our securities that may result in a change in control of the Company.

ITEM 13.                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from related parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is our chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of our common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090.  There is no security held as collateral for this loan.  As of December 31, 2011, all payments were current on this stockholder loan.  Since January 1, 2010, the Company has paid $86,898 in principal and $18,901 in interest to the holders of this loan. As of March 1, 2012, the outstanding balance on this loan was $76,378.

Beginning in December, 2008, we have obtained financing from Carlton M. Cadwell, one of our directors and a beneficial owner of more than 10% of our common stock, in transactions which involved our issuance of convertible notes and common stock.  The table below sets forth the following information as to such financing transactions that have occurred since January 1, 2010:  (i) the date of the transaction, (ii) the amount invested, (iii) the initial principal amount of the note, (iv) the conversion price at which the principal amount and accrued interest may be converted into common stock, (v) the current maturity date of the note (including extensions granted by the holder), (vi) the principal balance of the note as of March 1, 2012, and (vii) the shares of our common stock issued on the transaction date.  For each of the notes, the initial principal amount shown below was the largest aggregate amount of principal outstanding since January 1, 2010.

Transaction Date	Amount Invested	Initial Principal Amount	Conversion Price	Maturity Date	Principal Balance	Shares Issued

1/20/10	$100,000	$100,000	$0.50	1/20/13	$100,000	40,000
2/16/10	$100,000	$100,000	$0.50	2/16/13	$100,000	40,000
3/17/10	$225,000	$225,000	$0.40	3/17/12	$225,000	90,000
4/27/10	$50,500	$50,500	$0.40	4/27/12	$50,500	20,200
5/19/10	$57,200	$57,200	$0.30	5/19/12	$57,200	22,880
6/21/10	$100,000	$100,000	$0.18	6/21/11	$0	40,000
7/19/10	$100,000	$100,000	$0.13	7/19/11	$0	40,000
8/20/10	$150,000	$150,000	$0.09	8/20/11	$0	60,000
9/14/10	$150,000	$150,000	$0.12	9/14/11	$0	60,000
6/9/11	$50,000	$50,000	$0.22	6/9/12	$50,000	20,000
6/17/11	$38,500	$38,500	$0.20	6/17/12	$38,500	15,400
6/30/11	$100,866	$100,866	$0.20	6/30/12	$100,866	40,346
8/31/11	$100,700	$100,700	$0.25	8/31/12	$100,700	40,280
9/22/11	$25,000	$25,000	$0.28	9/22/12	$25,000	10,000
9/30/11	$50,000	$50,000	$0.28	9/30/12	$50,000	20,000
10/21/11	$15,000	$15,000	$0.22	10/21/12	$15,000	6,000
10/31/11	$100,000	$100,000	$0.24	10/31/12	$100,000	40,000
11/25/11	$105,500	$105,500	$0.23	11/25/12	$105,500	42,200
12/30/11	$113,600	$113,600	$0.10	12/30/12	$113,600	45,440
1/31/12	$128,500	$128,500	$0.15	1/31/13	$128,500	51,400
2/21/12	$121,500	$121,500	$0.16	2/21/13	$121,500	48,600

All of the above notes bear interest at 10% per annum, with the principal and accrued interest payable on the maturity date.  No principal or interest has been paid on the notes set forth in the table above.  As to the notes issued in June, July, August and September, 2010, the principal and accrued interest on those notes, totaling $895,138, were converted by the holder into a total of 5,784,792 shares of our common stock at the respective conversion prices set forth above, effective December 29, 2010.

ITEM 13.                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE. - continued

Indebtedness from related parties - continued

The total principal balance of all convertible notes payable to Mr. Cadwell that are outstanding as of March 1, 2012 (including convertible notes issued prior to January 1, 2010) is $2,688,266, and the total accrued interest on those notes as of March 1, 2012, is $462,213.  All of the outstanding convertible notes have a fixed conversion price, except for one convertible note dated December 16, 2008, in the initial principal amount of $375,000, with interest payable at 10% per annum, and a current maturity date, as extended, of December 12, 2012.  At the option of the holder, that note is convertible into common stock by taking the principal to be converted and dividing it by 50% of the volume-weighted average trading price of our common stock for the 10 consecutive trading days immediately preceding the date of conversion. That note also provides that interest may be paid in shares using a 10 day moving average at the discretion of the note holder. As of March 1, 2012, the note has a principal balance of $375,000, and accrued but unpaid interest of $495,308. The convertible notes with fixed conversion prices are in book-entry form.

For additional information on our convertible notes, see the section entitled “Common Stock Issued for Convertible Debt” in Note 12 of the Notes to our Financial Statements included in this Form 10-K report.

Independent Directors

 Our common stock is traded on the OTC Bulletin Board, which does not impose any independence requirements on the board of directors or the board committees of the companies whose stock is traded on that market.  We have decided to adopt the independence standards of the Nasdaq listing rules in determining whether our directors are independent.  Generally, under those rules a director does not qualify as an independent director if the director or a member of the director’s immediate family has had in the past three years certain relationships or affiliations with the company, the company’s auditors, or other companies that do business with the company.  Our board of directors has determined that Mr. Cadwell and Mr. Ratchford each qualified as an independent director under those Nasdaq rules, and accordingly, each would have been qualified under those rules to serve on a compensation committee or a nominating committee, if we had established such committees of our board of directors. Mr. Katzaroff is not an independent director due to his employment by the Company as an executive officer.

ITEM 14.                        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010 were $52,000 and $56,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2011 and 2010 were $2,000 and $4,500, respectively. These fees related to the preparation of federal income returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant during the fiscal years ended December 31, 2011 and 2010.

PART IV

ITEM 15.                        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The Advanced Medical Isotope Corporation Balance Sheets as of December 31, 2011 and 2010, the Statements of Operations for the years ended December 31, 2011 and 2010, the Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and December 31, 2010, and the Statements of Cash Flows for the years ended December 31, 2011 and 2010, together with the notes thereto and the report of HJ & Associates, LLC as required by Item 8 are included in this 2011 Annual Report on Form 10-K as set forth in Item 8 above.

2.           Financial Statement Schedules.  All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference.  Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.  Exhibits 10.3, 10.5, 10.7 and 10.10 relate to compensatory plans included or incorporated by reference as exhibits hereto.

Exhibit
Number		Description

3.1
Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

3.2		By-Laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3
Articles and Certificate of Merger of HHH Entertainment Inc. and Savage Mountain Sports Corporation, dated April 3, 2000 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

3.4
Articles and Certificate of Merger of Earth Sports Products Inc. and Savage Mountain Sports Corporation, dated May 11, 2000 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

3.5
Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

3.6
Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

3.7
Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 18, 2011).

10.1
Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

10.2
Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.3
Employment Agreement dated August 15, 2006 with William J. Stokes (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.4
Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.5
Employment Agreement dated May 16, 2007 with Leonard Bruce Jolliff (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.6
Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.7
Employment Agreement dated January 15, 2008 with Dr. Fu-Min Su (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.8
Master Lease Agreement dated September 20, 2007 between BancLeasing, Inc. and Advanced Medical Isotope Corporation, and related documents (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K/A filed on December 2, 2011).

10.9
Lease Agreement dated July 17, 2007 between Robert L. and Maribeth F. Myers and Advanced Medical Isotope Corporation (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K/A filed on December 2, 2011).

10.10		Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2012).
10.11	*	Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell
10.12	*	Memorandum of Agreement for Strategic Relationship dated August 19, 2011 between Advanced Medical Isotope Corporation and Spivak Management Inc.
31.1	*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350 (4)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: March 23, 2012	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2012	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer, Director and Chairman (Principal Executive Officer)

Date: March 23, 2012	By:	/s/ L. Bruce Jolliff
Name: L. Bruce Jolliff
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 23, 2012	By:	/s/ Carlton M. Cadwell
Name: Carlton M. Cadwell
Title: Director

Advanced Medical Isotope Corporation

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Advanced Medical Isotope Corporation
Kennewick, Washington

We have audited the accompanying balance sheets of Advanced Medical Isotope Corporation as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Isotope Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operation for the foreseeable future.  These issues raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 23, 2012

Advanced Medical Isotope Corporation
Balance Sheets

ASSETS
	December 31,	December 31,
	2011	2010

Current Assets:
Cash and cash equivalents	$52,557	$589,390
Accounts receivable - trade	13,699	15,370
Accounts receivable - other	-	425,504
Prepaid expenses	1,060	46,975
Prepaid expenses paid with stock, current portion	35,375	89,949
Inventory	9,675	1,400
Total current assets	112,366	1,168,588

Fixed assets, net of accumulated depreciation	671,944	1,211,664

Other assets:
License fees, net of amortization	9,722	16,390
Patents and intellectual property	317,224	219,803
Prepaid expenses paid with stock, long-term portion	-	21,875
Deposits	5,406	5,406
Total other assets	332,352	263,474

Total assets	$1,116,662	$2,643,726

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$929,496	$591,416
Accrued interest payable	422,279	245,105
Payroll liabilities payable	62,421	13,229
Deferred income	945,765	1,191,492
Short term loan payable	116,000	-
Loans from stockholder	83,468	126,508
Convertible notes payable	2,361,231	2,006,128
Current portion of capital lease obligations	1,031,813	405,338
Total current liabilities	5,952,473	4,579,216

Long term liabilities:
Capital lease obligations, net of current portion	-	1,029,171
Total liabilities	5,952,473	5,608,387

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
70,653,399 and 67,917,983 shares issued and outstanding,
respectively	70,653	67,918
Paid in capital	19,174,984	18,299,253
Accumulated deficit	(24,081,448)	(21,331,832)
Total stockholders’ equity (deficit)	(4,835,811)	(2,964,661)

Total liabilities and stockholders’ equity (deficit)	$1,116,662	$2,643,726

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Operations

	Years ended
	December 31,
	2011	2010

Revenues	$393,603	$360,613

Operating expenses
Cost of goods sold	64,042	70,130
Sales and marketing expenses	58,880	29,072
Depreciation and amortization expense	546,388	545,192
Impairment expense	-	150,000
Professional fees	906,417	1,492,883
Stock options granted	63,602	400,535
Payroll expenses	751,488	853,641
General and administrative expenses	564,655	544,499
Total operating expenses	2,955,472	4,085,952

Operating loss	(2,561,869)	(3,725,339)

Non-operating income (expense):
Interest expense	(408,474)	(860,252)
Loss on sale of assets	(25,000)	(10,000)
Net gain (loss) on settlement of debt	-	27,500
Recognized income from grants	245,727	512,466
Interest income	-	599
Non-operating income (expense), net	(187,747)	(329,687)

Loss before Income Taxes	(2,749,616)	(4,055,026)

Income Tax Provision	-	-

Net loss	$(2,749,616)	$(4,055,026)

Loss per common share	$(0.04)	$(0.07)

Weighted average common shares outstanding	69,352,044	56,172,887

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred
	Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2009	-	$-	52,128,817	$52,129	$15,415,998	$(17,276,806)	$(1,808,679)

Common stock issued for:
Cash	-	-	5,090,912	5,091	541,909	-	547,000
Services & other	-	-	4,106,632	4,107	969,891	-	973,998
Loan fees on convertible debt	-	-	413,080	413	186,611	-	187,024
Options exercised	-	-	250,000	250	72,250	-	72,500
Debt converted	-	-	5,928,542	5,928	946,708	-	952,636
Vesting of stock options	-	-	-	-	165,886	-	165,886
Net loss	-	-	-	-	-	(4,055,026)	(4,055,026)

Balances at December 31, 2010	-	-	67,917,983	67,918	18,299,253	(21,331,832)	(2,964,661)

Common stock issued for:
Services & other	-	-	393,333	393	80,607	-	81,000
Loan fees on convertible debt	-	-	279,666	280	108,334	-	108,614
Options exercised	-	-	1,906,250	1,906	341,844	-	343,750
Debt converted	-	-	156,167	156	46,694	-	46,850
Options granted for accrued expenses	-	-	-		234,650	-	234,650
Vesting of stock options	-	-	-	-	63,602		63,602
Net loss	-	-	-	-	-	(2,749,616)	(2,749,616)

Balances at December 31, 2011	-	$-	70,653,399	$70,653	$19,174,984	$(24,081,448)	$(4,835,811)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow

	Year ended	Year ended
	December 31, 2011	December 31, 2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(2,749,616)	$(4,055,026)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	539,720	539,499
Amortization of licenses and intangible assets	6,668	5,693
Amortization of convertible debt discount	58,299	410,198
Amortization of prepaid expenses paid with stock	92,449	205,233
Impairment of intangible assets	-	150,000
Common stock issued for services	65,000	843,248
Stock options issued for services	63,602	165,886
Net (gain) loss on settlement of debt	-	(27,500)
Net (gain) loss on sale of fixed assets	-	10,000
Changes in operating assets and liabilities:
Accounts receivable – trade	1,671	3,660
Accounts receivable - other	425,504	(41,675)
Inventory	(8,275)	150
Prepaid expenses	45,915	(46,975)
Deposits	-	2,765
Accounts payable	619,580	64,453
Payroll liabilities	49,192	(6,818)
Accrued interest	177,174	235,227
Deferred income	(245,727)	(907,663)

Net cash used by operating activities	(858,844)	(2,449,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire equipment	-	(16,050)
Cash used to acquire patents and intellectual property	(97,421)	(113,327)
Purchase of intangibles	-	(20,000)
Sale of fixed assets	-	125,000
Net cash used in investing activities	(97,421)	(24,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans from stockholder	(43,040)	(36,767)
Principal payments on capital lease	(402,696)	(404,909)
Proceeds from convertible note	699,168	1,032,700
Payments on convertible debt	(293,750)	-
Proceeds from short term debt	171,000	60,000
Payment on short term debt	(55,000)	(60,000)
Proceeds from cash sales of common shares	-	547,000
Proceeds from exercise of options and warrants	343,750	72,500
Net cash provided by financing activities	419,432	1,210,524

Net increase (decrease) in cash and cash equivalents	$(536,833)	$551,828
Cash and cash equivalents, beginning of period	589,390	37,562

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,557	$589,390

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow (continued)

Supplemental disclosures of cash flow information:
Cash paid for interest	$155,865	$204,455
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

 NOTE 1:                     BASIS OF PRESENTATION

Nature of Organization

Advanced Medical Isotope Corporation (the “Company” or “AMIC”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”) for the purpose of acquiring or investing in businesses which were developing and marketing active sports products, equipment, and apparel. The Company had limited activity since inception and was considered dormant from the period May 1, 2000 through December 31, 2005. On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation. AMIC has an authorized capital of 200,000,000 shares of Common Stock, $.001 par value per share and 20,000,000 shares of Preferred Stock, $.001 par value per share.

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

We anticipate a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. As of December 31, 2011 we have $52,557 cash on hand which means there will be an anticipated shortfall of nearly the full $16.5 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

Assuming we are successful in our sales/development effort we believe that we will be able to raise additional funds through the sale of our stock to either current or new stockholders. There is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

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

Changes in Accounting and Financial Disclosures

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Goods Sold. The Company has moved the Cost of Goods Sold into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales. The Statement of Operations for the year ended December 31, 2010 was changed from the way it was originally reflected to correspond with the changes made for the year ended December 31, 2011.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2011, the Company has experienced no bad debt write offs from operations.

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consist of Finished Goods. The Company had no Raw Materials or Work in Process.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

License Fees

License fees resulting from the acquisition of a patent license, for the production of Actinium 225, from a related individual for common stock valued, at the time of acquisition, at $75,000, and from the result of the acquisition of a patent license, for a Neutron Generator, from Neu-Hope Technologies for preferred stock valued, at the time of acquisition, at $3,040,000, discounted for 4.25% incremental borrowing rate to $2,897,625, were fully amortized as of December 31, 2010. License fees related to a Mo-99 patent license acquired in June 2010 for $10,000 and license fees related to a Brachytherapy patent license acquired in September 2010 for $10,000 are currently being amortized over a three year period. License fees are stated at cost, less accumulated amortization. Amortization of license fees is computed using the straight-line method over the estimated economic useful life of the assets.

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

The Company made a $10,000 investment in 2010 for an exclusive license with Battelle Memorial Institute regarding its technology for the production of a Brachytherapy seed. In August 2010 the Company entered into a License Agreement for the Patent Rights in the area of a Brachytherapy seed with a Fast-dissolving Matrix for Optimized Delivery of Radionuclides. This Agreement calls for a $10,000 nonrefundable fee upon execution, a royalty agreement on sales and on funds received from any sublicenses. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life. Additionally the Agreement calls for a minimum annual fee as follows:

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000
2014	$7,500
2015	$10,000
2016 and each calendar year thereafter	$25,000

 The Company made a $5,000 investment in February 2011 for a one year option agreement to negotiate an exclusive license agreement with Battelle Memorial Institute regarding its patents for the production of a radiogel technology.  This option agreement calls for a $5,000 upfront fee for the option, which expired February 2012 and was fully expensed in the twelve months ended December 31, 2011.  Effective March 2012, we entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of its patented radiogel technology. This license agreement calls for a $17,500 nonrefundable license fee and a royalty based on a percent of gross sales for licensed products sold; the license agreement also contains a minimum royalty amount to be paid each year starting with 2013.

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Amortization is computed using the straight-line method over the estimated useful live. Amortization of license fees was $6,666 and $5,693 for the years ended December 31, 2011 and 2010, respectively. Based on the license fees recorded at December 31, 2011, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $9,722, will be fully amortized during the year ending December 31, 2013. Future annual amortization is expected to be as follows:

Calendar Year	Annual Amortization
2012	$6,666
2013	$3,056

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Patents and Intellectual Property

Patent filing costs and intellectual property costs totaling $97,421, and $113,326, were capitalized during the twelve months ended December 31, 2011, and 2010; resulting in a total $317,224 and $219,803 of capitalized patents and intellectual property costs at December 31, 2011 and 2010, respectively.

While patents are being developed or pending they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.

The Company evaluates the recoverability of intangible assets, including patents and intellectual property, on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal year ended December 31, 2010 consisted of the sales of Flouride 18 and Consulting Revenue. We had no sales of stable isotopes in 2010 due to the decrease in profit margins for that product. Revenue for the fiscal year ended December 31, 2011 consisted of the sales of both Flouride 18 and sales of stable isotopes, and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

For the twelve months ended December 31, 2011 the Company recognized $245,727 of the $1,215,000 Department of Energy grant as income. The $245,727 recognized as of December 31, 2011 was for costs incurred for the twelve months ended December 31, 2011.

The Company fully recognized the $244,479 grant money received on both the Molybdenum tax grant and the Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Income from Grants – continued

As of December 31, 2011 and 2010 the grant money received and grant money recognized as income and deferred income is:

	$1,215,000 Brachytherapy Grant	$244,479 Molybdenum Grant	$244,479 Brachytherapy Grant	Total
Grant money received during 2010	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income from grants in 2010	23,508	244,479	244,479	512,466
Deferred income at December 31, 2010	1,191,492	-	-	1,191,492
Recognized income from grants in 2011	245,727	-	-	245,727
Deferred income at December 31, 2011	$945,765	$-	$-	$945,765

Net Loss Per Share

The Company accounts for its income (loss) per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings/loss per share is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Convertible debt	11,999,137	4,775,415
Common stock options	5,135,000	9,295,912
Total potential dilutive securities	17,134,137	14,071,327

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

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

The Company incurred $481,677, and $1,168,422 research and development costs for the years ended December 31, 2011, and 2010, respectively, all of which were recorded in our operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the year ended December 31, 2011. There were $12,675 tradeshow expenses incurred and not expensed as of the year ended December 31, 2010 which are prepayment costs for 2011 tradeshow expenses. During the twelve months ended December 31, 2011 and 2010 the Company incurred $8,025 and $1,750, respectively, in advertising costs.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2011 and 2010.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2011 and 2010.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2011 and 2010, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 3:                      ACCOUNTS RECEIVABLE - OTHER

Accounts receivable – other consist of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Balance due on sale of fixed asset	$-	$125,000
Reimbursable expenses	-	16,675
Grant proceeds received February 2011	-	283,829

	$-	$425,504

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 4:                      FIXED ASSETS

Fixed assets consist of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Production equipment	$2,116,627	$2,116,627
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,599,403	2,599,403
Less accumulated depreciation	(1,927,459)	(1,387,739)
	$671,944	$1,211,664

Accumulated depreciation related to fixed assets is as follows:

	December 31, 2011	December 31, 2010
Production equipment	$1,521,519	$1,098,194
Building	382,945	273,531
Leasehold improvements	2,801	2,054
Office equipment	20,194	13,960
	$1,927,459	$1,387,739

Depreciation expense for the above fixed assets for the years ended December 31, 2011 and 2010, respectively, was $539,720 and $539,499.

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

NOTE 5:                      INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
License Fee	$95,000	$95,000
Less accumulated amortization	(85,278)	(78,610)
	9,722	16,390
Patents and intellectual property	317,224	219,803
Intangible assets net of accumulated amortization	$326,946	$236,193

Amortization expense for the above intangible assets for the years ended December 31, 2011 and 2010, respectively, was $6,668 and $5,693.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 6:                      RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is our chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of our common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090.  There is no security held as collateral for this loan.  As of December 31, 2011, all payments were current on this stockholder loan.  The Company paid $36,767 in principal and $12,030 in interest to the holders of this loan for the twelve months ended December 31, 2010; and the Company paid $43,040 in principal and $5,782 in interest for the twelve months ended December 31, 2011. As of December 31, 2011 and 2010, the outstanding balance on this loan was $83,468 and $126,508, respectively.

The Company issued various shares of common stock and convertible promissory notes during the twelve months ended December 31, 2011 and 2010 to a director and major stockholder. The details of these transactions are outlined in NOTE 12 STOCKHOLDERS’ EQUITY - Common Stock Issued for Convertible Debt.

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility, located in Kennewick, Washington from a stockholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the years ended December 31, 2011 and 2010 the Company incurred rent expenses for this facility totaling $54,869 and $50,622, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the years ended December 31, 2011 and 2010 the Company amortized $37,500 and $37,500 of this stock issuance and recognized it as rent expense. Additionally, during the years ended December 31, 2011 and 2010 the Company recognized an additional rent expense of $3,000 and $20,125, respectively, for additional shares issued to the Company’s landlord.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the years ended December 31, 2011 and 2010 the Company incurred rent expenses for this facility totaling $32,700 and $32,800, respectively.

The Company purchased a used Cyclotron April 2009 and paid storage fees from that time until it was sold November 2010. The storage fees began at $2,050 per month until December 2009 when they were increased to $5,600 per month. Storage fees for the Cyclotron were $0 and $47,500 for the twelve months ended December 31, 2011 and 2010, respectively.

Future minimum rental payments required under the Company’s current rental agreements in excess of one year as of December 31, 2011, are as follows:

Production
Facility
Twelve months ended December 31, 2012	$33,332
Twelve months ended December 31, 2013	-
Twelve months ended December 31, 2014	-
Twelve months ended December 31, 2015	-
Total	$33,332

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 6:                      RELATED PARTY TRANSACTIONS - continued

Rental expense for the years ended December 31, 2011 and 2010 consisted of the following:

	Year ended December 31, 2011	Year ended December 31, 2010
Office and warehouse space	$54,869	$50,622
Rental expense in the form of stock issuance	40,500	57,625
Corporate office	32,700	32,800
Cyclotron storage	-	47,500
Total Rental Expense	$128,069	$188,547

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

·	Royalties equal to the greater of three percent of the Selling Price of each Licensed Product Licensee sells or the maintenance fee according to the following schedule:

2008	$10,000	(not yet paid)
2009	$15,000	(not yet paid)
2010	$15,000	(not yet paid)
2011	$45,000	(not yet paid)
2012 (and each year thereafter)	$60,000

The License Agreement may be cancelled by giving 90 days written notice to the University. In 2008, partially due to the Company’s lack of funds to act upon the patent license for the neutron generator and develop the technology, the Company lost considerable ground towards the advantages of utilization of the patent license.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 8:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond December 31, 2011. Additionally, the Company issued stock for prepaid rent which will expire annually through July 2012 at the rate of $37,500 per year. Prepaid expenses are expected to mature as follows:

For the twelve month period ending December 31, 2012	$35,375
For the twelve month period ending December 31, 2013	-
For the twelve month period ending December 31, 2014	-
$35,375

NOTE 9:                      CAPITAL LEASE OBLIGATIONS

During September 2007, the Company obtained two master lease agreements for $1,875,000 and $631,000, with interest on both leases accruing at 8.6% annually, secured by equipment and personal guarantee of two of the major stockholders. These long-term agreements shall be deemed capital lease obligations for purposes of financial statement reporting. The purpose of the lease is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $933,888. Advances made by the Lessor for the benefit of the Company, less payments, total $1,031,813 as of December 31, 2011.

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

	Capital Lease Obligation
	PET Isotope Production System	Ancillary Equipment	Total
Total lease commitment	$1,875,000	$933,888	$2,808,888
Advances made for purchases	$1,511,268	$933,888	$2,445,156
Principal portion of payments	749,355	663,988	1,413,343
Net balance of advances payable	761,913	269,900	1,031,813
Add factor to arrive at total future minimum lease payments	86,704	4,999	91,703
Total future minimum lease payments	848,617	274,899	1,123,516
Less amount representing interest	86,704	4,999	91,703
Present value of net minimum lease payments	761,913	269,900	1,031,813
Amounts due within one year	761,913	269,900	1,031,813
Amounts due after one year	$-	$-	$-

The lease requires the Company to maintain a minimum debt service coverage ratio of 1:1 measured at fiscal year-end; non-compliance with this provision shall constitute a default and guarantors must contribute capital sufficient to fund any deficit in the debt service coverage ratio.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 9:                      CAPITAL LEASE OBLIGATIONS - continued

The definition of debt service coverage ratio is EBITDA (earnings before interest, taxes, depreciation and amortization), minus cash taxes, minus unfunded capital expenditures, plus capital injections, divided by (interest plus current portion of long-term debt). According to the debt service coverage ratio computation, at December 31, 2009 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2009.  However the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010, and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. We are in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio identified in the leases. Accordingly we recorded the entire value of the leases as a current obligation for the year ended December 31, 2011.

The Company’s results of the minimum debt service ratio calculation for the years December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net loss	$(2,749,616)	$(4,013,736)
Interest	408,474	860,252
Depreciation and amortization	546,388	545,192
Unfunded capital expenditures	-	-
Capital injections	1,158,916	4,084,965
	$(629,980)	$1,476,673

Interest plus current portion of long-term debt	$1,031,813	$1,434,509

Debt service coverage ratio	0.00	1.03

Principal maturities on the amount of the capital lease obligations advanced through December 31, 2011 are due as follows:

Year ended December 31,	Production Facility	Ancillary Equipment
2012	$228,000	$200,000
2013	249,000	69,900
2014	235,000	-
2015	49,913	-
2016	-	-
Thereafter	-	-
	$761,913	$269,900

The capital lease obligation is the only Company debt that contains covenants.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

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

The Company borrowed $53,000 October 2011, due July 2012, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (April 15, 2012), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.

The Company had the right to prepay the note and accrued interest during the first sixty days following the date of the note. During that time the amount of any prepayment would equal 130% of the outstanding principal balance of the note plus accrued interest on the note. The Company had the right to prepay the note and accrued interest during the next thirty days following the date of the note. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note plus accrued

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 10:                   DEBT- continued

interest on the note. The Company has the right to prepay the note and accrued interest during the third, fourth, and fifth thirty days periods following the date of the note. During that time the amount of any prepayment would equal 140%, 145%, and 150% of the outstanding principal balance of the note plus accrued interest on the note.

The Company has accrued interest expense of $871 related to the prepayment cost in the accompanying financial statements for the year ending December 31, 2011. If the Company has not paid off the note and related accrued interest by April 15, 2012, the note will become convertible and the Company would have had to accrue an additional $81,809 to interest expense to account for the beneficial conversion feature of the note.

The Company borrowed $63,000 November 2011, due August 2012, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (May 15, 2012), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.

The Company had the right to prepay the note and accrued interest during the first sixty days following the date of the note. During that time the amount of any prepayment would equal 130% of the outstanding principal balance of the note plus accrued interest on the note. The Company had the right to prepay the note and accrued interest during the next thirty days following the date of the note. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note plus accrued interest on the note. The Company has the right to prepay the note and accrued interest during the third, fourth, and fifth thirty days periods following the date of the note. During that time the amount of any prepayment would equal 140%, 145%, and 150% of the outstanding principal balance of the note plus accrued interest on the note.

The Company has accrued interest expense of $621 related to the prepayment cost in the accompanying financial statements for the year ending December 31, 2011. If the Company has not paid off the note and related accrued interest by May 15, 2012, the note will become convertible and the Company would have had to accrue an additional $97,659 to interest expense to account for the beneficial conversion feature of the note.

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

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryover	$5,723,000	$5,043,000
Related party accrued interest	164,000	89,000
Deferred tax liabilities:
Depreciation	(82,000)	(249,000)
Valuation allowance	(5,805,000)	(4,883,000)
Net deferred tax asset	$-	$-

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 11:                    INCOME TAXES - continued

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	December 31, 2011	December 31, 2010
Book income	$(1,072,500)	$(1,581,500)
Depreciation	151,500	113,500
Meals and entertainment	5,000	3,500
Stock for services	25,500	329,000
Options expense	25,000	64,500
Related party interest	75,000	56,500
Non-cash interest expense	89,500	256,000
Other	241,000	16,000
Valuation allowance	460,000	742,500
Income tax expense	$-	$-

At December 31, 2011, the Company had net operating loss carryforwards of approximately $14,674,000 that may be offset against future taxable income from the year 2012 through 2032.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Washington. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                   STOCKHOLDERS’ EQUITY

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

The Company issued 1,906,250 shares of common stock for cash during 2011 for options exercised at prices ranging from $0.15 to $0.20 per share.

Common Stock Issued for Services and Other

In 2010, the Company issued 4,106,632 shares of common stock with a total fair market value of $973,998. The fair market value of the shares issued ranged from $0.11 to $0.50 per share. The shares were issued to extinguish $68,250 of a prior year liability, for $62,500 worth of prepaid services, and for $843,248 worth of current year services.

In 2011, the Company issued 393,333 shares of common stock with a total fair market value of $81,000. The fair market value of the shares issued ranged from $0.09 to $0.30 per share. The shares were issued for $16,000 worth of prepaid services, and for $65,000 worth of current year services.

Common Stock Issued for Convertible Debt

The Company issued 100,000 shares of its common stock in exchange for a $250,000 convertible note in 2008. The value of the $250,000 debt plus the $0.70 fair market value of the 100,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $250,000 debt and the value of the 100,000 shares. This computation resulted in an allocation of $195,313 toward the debt and $54,687 to the shares. The $54,687 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $36,459 has been accreted and added to the note payable bringing the total debt balance to $250,000 as of December 31, 2009. The note was rewritten May 26, 2010 for the original $250,000 note plus $43,750 of interest for the period September 4, 2008 through May 26, 2010 for a new note of $293,750, 10%, expiration date of September 30, 2010. The Company recognized interest expense on the notes principal balance of $730 and $27,553 in the accompanying financial statements for the years ended December 31, 2011 and 2010, respectively. The $293,750 original value of the note plus $17,866 interest from May 26, 2010 through January 3, 2011, for a total of $311,616, was paid January 3, 2011.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued a convertible promissory note in the amount of $375,000 with interest payable at 10% per annum in 2008 to our major stockholder, who is also a Director. The Note matures on December 16, 2009 (the "Maturity Date"). The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. Interest on the Note is payable every six months until the Note is paid in full. Additionally, in connection with the convertible note, 150,000 shares of the Company’s common stock were issued to the note holder.  At the option of the holder, the note is convertible, in whole or in part, into the Company’s common stock by taking the principal to be converted and dividing it by fifty percent of the volume-weighted average trading price of the Company’s common stock for the 10 consecutive trading days immediately preceding the date of conversion. The note is convertible at any time.

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

The Company allocated the proceeds to the shares issued and the debt and then calculated a beneficial conversion feature.  The Company performed these calculations which resulted in a beneficial conversion feature with an intrinsic value of $322,234.  The 150,000 shares of common stock were valued at $46,053 and the debt was recorded at $6,713. Because the debt is immediately convertible, the value of the beneficial conversion feature is calculated as if converted on the commitment date.  The $322,234 allocated to the beneficial conversion feature along with the $46,053 allocated to the 150,000 shares of common stock is being accreted to interest expense over the twelve month life of the debt. Interest expense of $368,287 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $375,000 as of December 31, 2009. The note expired December 16, 2009, was extended by the note holder for another year until December 16, 2010, and another year to December 16, 2011, and another year to December 16, 2012. The Company recognized interest expense of $37,500 and $37,500 in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in March 2009 to our major stockholder, who is also a Director. The Note matured in March of 2010, was extended by the note holder for another year until March, 2011, and another year until March, 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.31 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $25,397 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2010. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in April 2009 to our major stockholder, who is also a Director. The Note matured in April of 2010, was extended by the note holder for another year until April, 2011, and extended again until April, 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share.  The value of the $50,000 debt plus the $0.31 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $31,268 toward the debt and $6,140 to the shares and $12,592 to the beneficial conversion feature.  The $6,140 value of the shares and the $12,592 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $18,732 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2010. Additionally, $5,000 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in May 2009 to our major stockholder, who is also a Director. The Note matured in May of 2010, was extended by the note holder for another year until May, 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share.  The value of the $50,000 debt plus the $0.21 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $46,125 toward the debt and $3,875 to the shares and resulted in no beneficial conversion feature.  The $3,875 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $3,875 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 29, 2010, the date the note was paid. Additionally, $0 and $5,035 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010. The $50,000 original value of the note plus $8,055 interest from May 20, 2009 through December 29, 2010, for a total of $58,055, was converted into 207,339 shares of the Company’s common stock at a price of $0.28 per share effective December 29, 2010.

The Company issued 110,000 shares of its common stock and a convertible promissory note in the amount of $275,000 with interest payable at 10% per annum in June 2009 to our major stockholder, who is also a Director. The Note matured in June of 2010, was extended by the note holder for another year until June, 2011. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.27 per share. The value of the $275,000 debt plus the $0.21 fair market value of the 110,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $275,000 debt and the value of the 110,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $253,690 toward the debt and $21,310 to the shares and resulted in no beneficial conversion feature.  The $21,310 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $21,310 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $275,000 as of December 29, 2010, the date the note was paid. Additionally, $0 and $27,174 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010. The $275,000 original value of the note plus $42,644 interest from June 11, 2009 through December 29, 2010, for a total of $317,644, was converted into 1,176,459 shares of the Company’s common stock at a price of $0.27 per share effective December 29, 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 90,560 shares of its common stock and a convertible promissory note in the amount of $226,400 with interest payable at 10% per annum in September 2009 to our major stockholder, who is also a Director. The Note matured in September of 2010, was extended by the note holder for another year until September, 2011, and extended again until September 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share. The value of the $226,400 debt plus the $0.39 fair market value of the 90,560 shares at the date of the agreement was prorated to arrive at the allocation of the original $226,400 debt and the value of the 90,560 shares and the beneficial conversion feature.  The computation resulted in an allocation of $106,870 toward the debt and $30,552 to the shares and $88,978 to the beneficial conversion feature.  The $30,552 value of the shares and the $88,978 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $119,530 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $226,400 as of December 31, 2010. Additionally, $22,640 and $22,640 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

The Company issued 66,000 shares of its common stock and a convertible promissory note in the amount of $155,000 with interest payable at 10% per annum in October 2009 to our major stockholder, who is also a Director. The Note matured in October of 2010, was extended by the note holder for another year until October, 2011, and extended another year to October 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.51 per share. The value of the $155,000 debt plus the $0.51 fair market value of the 66,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $155,000 debt and the value of the 66,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $99,690 toward the debt and $27,655 to the shares and $27,655 to the beneficial conversion feature.  The $27,655 value of the shares and the $27,655 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $55,310 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $155,000 as of December 31, 2010.

Additionally, $15,500 and $15,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

The Company issued 80,000 shares of its common stock and a convertible promissory note in the amount of $200,000 with interest payable at 10% per annum in November 2009 to our major stockholder, who is also a Director. The Note matured in November of 2010, was extended by the note holder for another year until November, 2011, and extended another year until November 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $200,000 debt plus the $0.59 fair market value of the 80,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $200,000 debt and the value of the 80,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $123,624 toward the debt and $38,188 to the shares and $38,188 to the beneficial conversion feature.  The $38,188 value of the shares and the $38,188 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $76,376 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $200,000 as of December 31, 2010, respectively. Additionally, $20,000 and $20,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in December 2009 to our major stockholder, who is also a Director. The Note matured in December of 2010, was extended by the note holder for another year until December, 2011 and another year to December, 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $100,000 debt plus the $0.59 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $61,812 toward the debt and $19,094 to the shares and $19,094 to the beneficial conversion feature.  The $19,094 value of the shares and the $19,094 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $38,188 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2010. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in January 2010 to our major stockholder, who is also a Director. The Note matures in January of 2011, was extended by the note holder for another year until January, 2012, and extended another year to January, 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.45 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $79,492 toward the debt and $15,254 to the shares and $5,254 to the beneficial conversion feature. The $15,254 value of the shares and the $5,254 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,277 and $19,231 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 and $98,723 as of December 31, 2011 and 2010, respectively. Additionally, $10,000 and $9,452 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in February 2010 to our major stockholder, who is also a Director. The Note matures in February of 2011, was extended by the note holder for another year until February, 2012, and extended another year to February, 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.49 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $69,224 toward the debt and $16,388 to the shares and $14,388 to the beneficial conversion feature. The $16,388 value of the shares and the $14,388 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,844 and $26,932 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 and $96,156 as of December 31, 2011 and 2010, respectively. Additionally, $10,000 and $8,750 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt – continued

The Company issued 90,000 shares of its common stock and a convertible promissory note in the amount of $225,000 with interest payable at 10% per annum in March 2010. The Note matures in March of 2011, was extended by the note holder for another year until March, 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $225,000 debt plus the $0.40 fair market value of the 90,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $225,000 debt and the value of the 90,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $162,932 toward the debt and $31,034 to the shares and $31,034 to the beneficial conversion feature. The $31,034 value of the shares and the $31,034 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $12,937 and $49,131 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $225,000 and $212,063 as of December 31, 2011 and 2010, respectively. Additionally, $22,500 and $17,815 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in April 2010 to our major stockholder, who is also a Director. The Note matures in April of 2011, was extended by the note holder for another year until April, 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $50,500 debt plus the $0.40 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $36,568 toward the debt and $6,966 to the shares and $6,966 to the beneficial conversion feature. The $6,966 value of the shares and the $6,966 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $4,066 and $9,866 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,500 and $46,434 as of December 31, 2011 and 2010, respectively. Additionally, $5,050 and $3,431 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

The Company issued 22,880 shares of its common stock and a convertible promissory note in the amount of $57,200 with interest payable at 10% per annum in May 2010 to our major stockholder, who is also a Director. The Note matures in May of 2011, was extended by the note holder for another year until May, 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share. The value of the $57,200 debt plus the $0.30 fair market value of the 22,880 shares at the date of the agreement was prorated to arrive at the allocation of the original $57,200 debt and the value of the 22,880 shares and the beneficial conversion feature. The computation resulted in an allocation of $44,942 toward the debt and $6,129 to the shares and $6,129 to the beneficial conversion feature. The $6,129 value of the shares and the $6,129 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $4,598 and $7,660 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $57,200 and $52,602 as of December 31, 2011 and 2010, respectively. Additionally, $5,720 and $3,575 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011 and 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt – continued

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in June 2010 to our major stockholder, who is also a Director. The Note matures in June of 2011, was extended by the note holder for another year until June, 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.18 per share. The value of the $100,000 debt plus the $0.18 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $86,568 toward the debt and $6,716 to the shares and $6,716 to the beneficial conversion feature. The $6,716 value of the shares and the $6,716 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $13,432 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 29, 2010, the date the note was paid. Additionally, $5,233 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.  The $100,000 original value of the note plus $5,233 interest from June 21, 2010 through December 29, 2010, for a total of $105,233, was converted into 584,627 shares of the Company’s common stock at a price of $0.18 per share effective December 29, 2010.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in July 2010 to our major stockholder, who is also a Director. The Note matures in July of 2011, was extended by the note holder for another year until July, 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.13 per share. The value of the $100,000 debt plus the $0.13 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $90,114 toward the debt and $4,943 to the shares and $4,943 to the beneficial conversion feature. The $4,943 value of the shares and the $4,943 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $9,886 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 29, 2010, the date the note was paid. Additionally, $4,466 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.  The $100,000 original value of the note plus $4,466 interest from July 19, 2010 through December 29, 2010, for a total of $104,466, was converted into 584,627 shares of the Company’s common stock at a price of $0.13 per share effective December 29, 2010.

The Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in August 2010 to our major stockholder, who is also a Director. The Note matures in August of 2011, was extended by the note holder for another year until August, 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $150,000 debt plus the $0.09 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $139,575 toward the debt and $5,212 to the shares and $5,212 to the beneficial conversion feature. The $5,212 value of the shares and the $5,212 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $10,424 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 29, 2010, the date the note was paid. Additionally, $5,384 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.  The $150,000 original value of the note plus $5,384 interest from August 20, 2010 through December 29, 2010, for a total of $155,384, was converted into 1,726,484 shares of the Company’s common stock at a price of $0.09 per share effective December 29, 2010.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in September 2010 to our major stockholder, who is also a Director. The Note matures in September of 2011, was extended by the note holder for another year until September, 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.12 per share. The value of the $150,000 debt plus the $0.12 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $136,260 toward the debt and $6,870 to the shares and $6,870 to the beneficial conversion feature. The $6,870 value of the shares and the $6,870 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $13,740 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $150,000 as of December 29, 2010, the date the note was paid. Additionally, $4,356 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2010.  The $150,000 original value of the note plus $4,356 interest from September 14, 2010 through December 29, 2010, for a total of $154,356, was converted into 1,286,301 shares of the Company’s common stock at a price of $0.12 per share effective December 29, 2010.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in June 2011 to our major stockholder, who is also a Director. The Note matures in June of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $50,000 debt plus the $0.22 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $41,912 toward the debt and $4,044 to the shares and $4,044 to the beneficial conversion feature. The $4,044 value of the shares and the $4,044 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $4,384 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $46,296 as of December 31, 2011. Additionally, $2,700 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011.

The Company issued 15,400 shares of its common stock and a convertible promissory note in the amount of $38,500 with interest payable at 10% per annum in June 2011 to our major stockholder, who is also a Director. The Note matures in June of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $38,500 debt plus the $0.20 fair market value of the 15,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $38,500 debt and the value of the 15,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $32,796 toward the debt and $2,852 to the shares and $2,852 to the beneficial conversion feature. The $2,852 value of the shares and the $2,852 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,102 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $35,899 as of December 31, 2011. Additionally, $2,086 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011.

The Company issued 40,346 shares of its common stock and a convertible promissory note in the amount of $100,866 with interest payable at 10% per annum in June 2011 to our major stockholder, who is also a Director. The Note matures in June of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $100,866 debt plus the $0.20 fair market value of the 40,346 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,866 debt and the value of the 40,346 shares and the beneficial conversion feature. The computation resulted in an allocation of $85,922 toward the debt and $7,472 to the shares and $7,472 to the beneficial conversion feature. The $7,472 value of the shares and the $7,472 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $8,160 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $93,394 as of December 31, 2011. Additionally, $5,044 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 40,280 shares of its common stock and a convertible promissory note in the amount of $100,700 with interest payable at 10% per annum in August 2011 to our major stockholder, who is also a Director. The Note matures in August of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.25 per share. The value of the $100,700 debt plus the $0.25 fair market value of the 40,280 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,700 debt and the value of the 40,280 shares and the beneficial conversion feature. The computation resulted in an allocation of $82,390 toward the debt and $9,155 to the shares and $9,155 to the beneficial conversion feature. The $9,155 value of the shares and the $9,155 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $7,627 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $90,017 as of December 31, 2011. Additionally, $4,198 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011.

The Company issued 10,000 shares of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in September 2011 to our major stockholder, who is also a Director. The Note matures in September of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $25,000 debt plus the $0.28 fair market value of the 10,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 10,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $19,964 toward the debt and $2,518 to the shares and $2,518 to the beneficial conversion feature. The $2,518 value of the shares and the $2,518 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,574 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $21,538 as of December 31, 2011. Additionally, $781 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in September 2011 to our major stockholder, who is also a Director. The Note matures in September of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $50,000 debt plus the $0.28 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $39,928 toward the debt and $5,036 to the shares and $5,036 to the beneficial conversion feature. The $5,036 value of the shares and the $5,036 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,518 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $42,446 as of December 31, 2011. Additionally, $1,250 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011.

The Company issued 6,000 shares of its common stock and a convertible promissory note in the amount of $15,000 with interest payable at 10% per annum in October 2011 to our major stockholder, who is also a Director. The Note matures in October of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $15,000 debt plus the $0.22 fair market value of the 6,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $15,000 debt and the value of the 6,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $12,574 toward the debt and $1,213 to the shares and $1,213 to the beneficial conversion feature. The $1,213 value of the shares and the $1,213 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $500 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $13,074 as of December 31, 2011. Additionally, $300 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in October 2011 to our major stockholder, who is also a Director. The Note matures in October of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.24 per share. The value of the $100,000 debt plus the $0.24 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $82,482 toward the debt and $8,759 to the shares and $8,759 to the beneficial conversion feature. The $8,759 value of the shares and the $8,759 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,920 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $85,402 as of December 31, 2011. Additionally, $1,666 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011.

The Company issued 42,200 shares of its common stock and a convertible promissory note in the amount of $105,500 with interest payable at 10% per annum in November 2011 to our major stockholder, who is also a Director. The Note matures in November of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.23 per share. The value of the $105,500 debt plus the $0.23 fair market value of the 42,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $105,500 debt and the value of the 42,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $87,724 toward the debt and $8,888 to the shares and $8,888 to the beneficial conversion feature. The $8,888 value of the shares and the $8,888 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,480 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $89,204 as of December 31, 2011. Additionally, $880 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011.

The Company issued 45,440 shares of its common stock and a convertible promissory note in the amount of $113,600 with interest payable at 10% per annum in December 2011 to our major stockholder, who is also a Director. The Note matures in December of 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $113,600 debt plus the $0.10 fair market value of the 45,440 shares at the date of the agreement was prorated to arrive at the allocation of the original $113,600 debt and the value of the 45,440 shares and the beneficial conversion feature. The computation resulted in an allocation of $104,862 toward the debt and $4,369 to the shares and $4,369 to the beneficial conversion feature. The $4,369 value of the shares and the $4,369 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $0 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $104,862 as of December 31, 2011. Additionally, $0 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                    STOCKHOLDERS’ EQUITY – continued

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                   STOCKHOLDERS’ EQUITY – continued

Common Stock Options  – continued

During January 2011, the Company granted consultants options to purchase 15,000 shares of the Company’s common stock, at an exercise price of $0.30 per share. The options are fully vested and expire January 12, 2014. The quoted market price of the common stock at the time of issuance of the options was $0.30 per share. The fair value of the options totaled $2,850 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.03%
Dividend yield	0%
Volatility factor	109.2%
Weighted average expected life	3 year

During January 2011, the Company granted directors options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $0.30 per share. The options are fully vested and expire January 12, 2014. The quoted market price of the common stock at the time of issuance of the options was $0.30 per share. The fair value of the options totaled $95,000 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.03%
Dividend yield	0%
Volatility factor	109.2%
Weighted average expected life	3 year

During July 2011, the Company granted a director options to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $0.20 per share. The options are fully vested and expire July 6, 2012. The quoted market price of the common stock at the time of issuance of the options was $0.20 per share. The fair value of the options totaled $50,000 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	.37%
Dividend yield	0%
Volatility factor	59.0%
Weighted average expected life	1 year

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 12:                   STOCKHOLDERS’ EQUITY – continued

Common Stock Options  – continued

During October 2011, the Company granted a consultant options to purchase 100,000 shares of the Company’s common stock, at an exercise price of $0.28 per share. The options are fully vested and expire October 20, 2014. The quoted market price of the common stock at the time of issuance of the options was $0.22 per share. The fair value of the options totaled $13,602 using the Black-Scholes option pricing model.

The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	.470%
Dividend yield	0%
Volatility factor	109.9%
Weighted average expected life	3 year

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2009	5,049,327	$0.15-0.87	1.72 years	$500,000	$0.40

Options granted	5,290,912	$0.20-0.87	0.76 years	-	$0.22
Options exercised	(250,000)	$0.29	-	-	$0.29
Options expired	(794,327)	$0.40-0.87	-	(35,000)	$0.46

Balance at December 31, 2010	9,295,912	$0.15-0.87	0.90 years	465,000	$0.29

Options granted	2,335,000	$0.20-0.30	1.42 years	-	$0.26
Options exercised	(1,906,250)	$0.15-0.20	-	(150,000)	$0.18
Options expired	(4,589,662)	$0.20-0.87	-	-	$0.26

Balance at December 31, 2011	5,135,000	$0.20-0.50	0.94 years	$315,000	$0.35

Exercisable at December 31, 2010	9,295,912	$0.15-0.87	0.90 years	$465,000	$0.29

Exercisable at December 31, 2011	5,135,000	$0.20-0.87	0.87 years	$315,000	$0.35

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 13:                   CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company’s accounts receivable result from credit sales to customers. The Company had one customer that represented 49.2% and 61.3% of the Company’s total revenues for the years ended December 31, 2011 and 2010; and 100% of the total F-18 sales for the years ended December 31, 2011 and 2010. This same customer accounted for 100% of the Company’s net accounts receivable balance at December 31, 2011 and 2010.

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

NOTE 14:                  SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2011, the Company had the following non-cash investing and financing activities:

·	Increased prepaid expenses by $16,000 and increased paid in capital by $15,900 and increased common stock by $100 due to shares issued for prepaid services.
·	Issued 156,167 shares of common stock for an extinguishment of $46,850 worth of debt.
·	Issued 1,235,000 options for an extinguishment of $234,650 worth of debt.
·
Decreased convertible notes payable by $108,614 and increased additional paid in capital by $108,334 and increased common stock by $280 due to 279,666 shares issued in conjunction with convertible notes for a debt discount.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2011 and 2010

NOTE 15:                   SUBSEQUENT EVENTS

In January 2012 the Company received $128,500 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.15 per share. In addition the Company issued the note holder 51,400 shares of its common stock as a loan origination fee.

In February 2012, the Company issued 15,000 restricted shares of its common stock  to a law firm in payment of $2,000 in fees owed for legal services.

In February 2012 the Company received $121,500 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.16 per share. In addition the Company issued the note holder 48,600 shares of its common stock as a loan origination fee.

The Company borrowed $45,000 February 27, 2012, due August 2012, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (August 24, 2012), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.

The Company has the right to prepay the note and accrued interest during the first sixty days following the date of the note. During that time the amount of any prepayment would equal 130% of the outstanding principal balance of the note plus accrued interest on the note. The Company has the right to prepay the note and accrued interest during the next thirty days following the date of the note. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note plus accrued interest on the note. The Company has the right to prepay the note and accrued interest during the third, fourth, and fifth thirty-day periods following the date of the note. During that time the amount of any prepayment would equal 140%, 145%, and 150% of the outstanding principal balance of the note plus accrued interest on the note.

On March 9, 2012, the Company issued 3,507,500 restricted shares of its common stock, representing $315,675, to employees (including executive officers) for services.

On March 9, 2012, the Company issued 483,000 restricted shares of its common stock, representing $43,470, to consultants for services.

On March 9, 2012, the Company issued three-year options to purchase 1,125,000 shares of its common stock with an exercise price of $0.09 per share to employees, executive officers and directors.

On March 9, 2012, the Company issued three-year options to purchase 825,000 shares of its common stock with an exercise price of $0.09 per share to consultants.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.