Form 10-Q
period 2012-03-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2012-05-14
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2012
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of May 3, 2012 was 74,918,019.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4
Statements of Operations for the Three Months ended March 31, 2012 (unaudited) and the Three Months ended March 31, 2011 (unaudited)	5
Statement of Changes in Stockholders’ Equity (Deficit) for the period ended March 31, 2012 (unaudited)	6
Statements of Cash Flow for the three months ended March 31, 2012 (unaudited) and the three months ended March 31, 2011 (unaudited)	7
Notes to Condensed Financial Statements (unaudited)	8-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	34

SIGNATURES	35

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current Assets:
Cash	$13,290	$52,557
Accounts receivable - trade	12,829	13,699
Prepaid expenses	4,717	1,060
Prepaid expenses paid with stock, current portion	18,000	35,375
Inventory	6,450	9,675
Total current assets	55,286	112,366

Fixed assets, net of accumulated depreciation	534,254	671,944

Other assets:
License fees, net of amortization	25,434	9,722
Patents and intellectual property	348,853	317,224
Deposits	5,406	5,406
Total other assets	379,693	332,352

Total assets	$969,233	$1,116,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$991,350	$929,496
Accrued interest payable	516,421	422,279
Payroll liabilities payable	120,297	62,421
Deferred income	890,399	945,765
Short term loan payable	161,000	116,000
Loans from stockholder	72,815	83,468
Convertible notes payable	2,716,226	2,361,231
Current portion of long-term debt	26,871	-
Current portion of capital lease obligations	925,033	1,031,813
Total current liabilities	6,420,412	5,952,473

Long term liabilities:
Long-term debt	17,354	-
Total liabilities	6,437,766	5,952,473

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
74,804,899 and 70,653,399 shares issued and outstanding,
respectively	74,805	70,653
Paid in capital	19,690,888	19,174,984
Accumulated deficit	(25,234,226)	(24,081,448)
Total stockholders’ equity (deficit)	(5,468,533)	(4,835,811)

Total liabilities and stockholders’ equity (deficit)	$969,233	$1,116,662

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2012	2011

Revenues	$48,584	$150,557

Operating expenses
Cost of goods sold	16,859	25,074
Sales and marketing expenses	1,034	23,291
Depreciation and amortization expense	139,478	136,596
Professional fees	536,244	280,088
Stock options granted	117,000	12,350
Payroll expenses	184,370	246,200
General and administrative expenses	109,901	144,280
Total operating expenses	1,104,886	867,879

Operating loss	(1,056,302)	(717,322)

Non-operating income (expense):
Interest expense	(151,292)	(99,040)
Net gain (loss) on settlement of debt	(550)	-
Recognized income from grants	55,366	63,095
Non-operating income (expense), net	(96,476)	(35,945)

Loss before Income Taxes	(1,152,778)	(753,267)

Income Tax Provision	-	-

Net loss	$(1,152,778)	$(753,267)

Loss per common share	$(0.02)	$(0.01)

Weighted average common shares outstanding	71,684,656	68,154,191

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2011 (audited)	70,653,399	$70,653	$19,174,984	$(24,081,448)	$(4,835,811)

Common stock issued for:
Services	3,990,500	3,991	355,155	-	359,146
Debt	15,000	15	2,535	-	2,550
Loan fees on convertible debt	146,000	146	41,214	-	41,360
Options issued for services	-	-	117,000	-	117,000
Net loss	-	-	-	(1,152,778)	(1,152,778)
Balances at March 31, 2012	74,804,899	$74,805	$19,690,888	$(25,234,226)	$(5,468,533)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow
(Unaudited)
	Three months ended
	March 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,152,778)	$(753,267)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	137,690	134,930
Amortization of licenses and intangible assets	1,788	1,666
Amortization of convertible debt discount	31,355	24,605
Amortization of prepaid expenses paid with stock	17,375	32,824
Common stock issued for services	359,144	18,000
Stock options issued for services	117,000	12,350
Changes in operating assets and liabilities:
Accounts receivable	870	(12,040)
Accounts receivable - other	-	300,504
Inventory	3,225	(10,100)
Prepaid expenses	(3,657)	6,657
Accounts payable	111,129	43,514
Payroll liabilities	57,878	1,764
Accrued interest	94,142	26,342
Deferred income	(55,366)	24,962
Net cash used by operating activities	(280,205)	(147,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire license fees	(17,500)	-
Cash used to acquire patents and intellectual property	(31,629)	(16,269)
Net cash used in investing activities	(49,129)	(16,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(10,653)	(12,996)
Principal payments on capital lease	(106,780)	(98,678)
Proceeds from short term loan	45,000	-
Proceeds from convertible note	365,000	-
Payments on convertible note	-	(293,750)
Principal payments on long-term debt	(2,500)	-
Proceeds from exercise of options and warrants	-	112,500
Net cash provided by financing activities	290,067	(292,924)

Net increase in cash	(39,267)	(456,482)
Cash, beginning of period	52,557	589,390

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,290	$132,908

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,616	$20,938
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011

NOTE 1:                      BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2012.

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

We anticipate a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. As of March 31, 2012 we have $13,290 cash on hand which means there will be an anticipated shortfall of nearly the full $16.5 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

Assuming we are successful in our sales/development effort, we believe that we will be able to raise additional funds through the sale of our stock to either current or new stockholders. There is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Production equipment	$2,116,627	$2,116,627
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,599,403	2,599,403
Less accumulated depreciation	(2,065,149)	(1,927,459)
	$534,254	$671,944

Accumulated depreciation related to fixed assets is as follows:

	March 31, 2012	December 31, 2011
Production equipment	$1,625,756	$1,521,519
Building	414,857	382,945
Leasehold improvements	3,019	2,801
Office equipment	21,517	20,194
	$2,065,149	$1,927,459

Depreciation expense for the above fixed assets for the three months ended March 31, 2012 and 2011, respectively, was $137,690 and $134,930.

 Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
License Fee	$112,500	$95,000
Less accumulated amortization	(87,066)	(85,278)
	25,434	9,722
Patents and intellectual property	348,853	317,224
Intangible assets net of accumulated amortization	$374,287	$326,946

Amortization expense for the above intangible assets for the three months ended March 31, 2012 and 2011, respectively, was $1,788 and $1,666.

NOTE 5:                      RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is our chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of our common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090.  There is no security held as collateral for this loan.  As of March 31, 2012, all payments were current on this stockholder loan.  The Company paid $10,654 in principal and $1,616 in interest to the holders of this loan for the three months ended March 31, 2012. As of March 31, 2012 and December 31, 2011, the outstanding balance on this loan was $72,815 and $83,468 respectively.

The Company issued various shares of common stock and convertible promissory notes during the three months ended March 31, 2012 to a director and major stockholder. The details of these transactions are outlined in NOTE 10 STOCKHOLDERS’ EQUITY (DEFICIT) - Common Stock Issued for Convertible Debt.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011

NOTE 5:                      RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility, located in Kennewick, Washington from a stockholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the three months ended March 31, 2012 and 2011 the Company incurred rent expenses for this facility totaling $14,284 and $13,227, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the three months ended March 31, 2012 and 2011 the Company amortized $9,375 and $9,375 of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the three months ended March 31, 2012 and 2011 the Company incurred rent expenses for this facility totaling $7,500 and $8,200, respectively.

There are no future minimum rental payments as the Company’s current rental agreements either expire as of July 2012 or are on a month to month basis.

Rental expense for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$14,284	$13,227
Rental expense in the form of stock issuance	9,375	9,375
Corporate office	7,500	8,200
Total Rental Expense	$31,159	$30,802

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011

NOTE 6:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for a service agreement and issued stock for prepaid rent of $18,000 and $35,375 as of March 31, 2012 and December 31, 2011, respectively; however all of this is expected to expire within the next twelve months.

NOTE 7:                      DEBT

The Company borrowed $55,000 May 2011, due November 2011, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (November 8, 2011), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average closing price of the last five trading prices for the common stock ending one trading day prior to the date of conversion.

The Company had the right to prepay the note and accrued interest during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note plus accrued interest on the note. The Company prepaid the note in full on August 3, 2011 and therefore has accrued interest expense of $20,046 related to the prepayment cost in the financial statements for the twelve months ending December 31, 2011. If the Company had not paid off the note and related accrued interest by August 10, 2011, the Company could have paid off the note between the period ninety-one days to one hundred twenty days following the issue date and the prepayment would have equaled 140% of the outstanding principal balance of the note plus accrued interest on the note.  If the Company had not paid off the note and related accrued interest by November 8, 2011, the note would have become convertible and the Company would have had to accrue an additional $12,981 to interest expense to account for the beneficial conversion feature of the note.

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

The Company has accrued interest expense of $871 related to the prepayment cost in the financial statements for the year ending December 31, 2011. The Company prepaid the note in full April 13, 2012 and therefore has accrued interest expense of $27,685 related to the prepayment cost in the accompanying financial statements for the three months ending March 31, 2012.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011

NOTE 7:                      DEBT - continued

The Company has accrued interest expense of $621 related to the prepayment cost in the financial statements for the year ending December 31, 2011, and accrued interest expense of $1,257 related to the prepayment cost in the accompanying financial statements for the three months ending March 31, 2012.  If the Company has not paid off the note and related accrued interest by May 15, 2012, the note will become convertible and the Company would have to accrue an additional $96,402 to interest expense to account for the beneficial conversion feature of the note.

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

The Company had credit card debt of $46,725.42 that was converted to a promissory note March 15, 2012 secured by personal guarantees of Mr. Katzaroff, CEO and Mr. Jolliff, CFO of the Company. The note calls for $2,500 up front payment and nineteen payments of $2,568 including interest of twelve percent. For the three month period ending March 31, 2012 the Company paid $2,500 in principal and $0 in interest towards the debt. The balance of the debt was $44,225 at March 31, 2012 of which $26,871 was recorded as current and $17,354 was recorded as long term.

NOTE 8:                      INCOME FROM GRANTS AND DEFERRED INCOME

The Company has chosen to recognize grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2011 the Company recognized $245,727 of a $1,215,000 Department of Energy grant as income with the remaining $945,765 recorded as deferred income as of December 31, 2011. The $245,727 recognized as of December 31, 2011 was for costs incurred for the twelve months ended December 31, 2011. For the three months ended March 31, 2012 the Company recognized an additional $55,366 as income leaving a remaining balance of $890,399 recorded as deferred income as of March 31, 2012. The $55,366 was for costs incurred for the three months ended March 31, 2012.

As of March 31, 2012 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

$1,215,000 Brachytherapy Grant
Grant money received during 2010	$1,215,000
Recognized income from grants in 2010	23,508
Deferred income at December 31, 2010	1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants for the three months ended March 31, 2012	55,366
Deferred income at March 31, 2012	$890,399

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011

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

The following schedule summarizes the changes in the Company’s stock options during the three months ended March 31, 2012:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2011	5,135,000	$0.20-0.50	.94 years	$315,000	$0.35
Options granted	1,950,000	$0.09	2.94 years	$-	$0.09
Options exercised	-	$-	-	-	$-
Options expired	(500,000)	$0.46	-	-	$-
Balance at March 31, 2012	6,585,000	$0.09-0.50	1.42 years	$315,000	$0.26

Exercisable at December 31, 2011	5,135,000	$0.20-0.50	0.94 years	$315,000	$0.35

Exercisable at March 31, 2012	6,585,000	$0.09-0.50	1.42 years	$315,000	$0.26

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011

NOTE 10:                    STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock Issued for Services and Other

In March 2012 the Company issued 15,000 shares of common stock with a total fair market value of $2,550. The fair market value of the shares issued was $0.17 per share. The shares were issued to extinguish $2,000 of a prior year liability.

In March 2012 the Company issued 3,990,500 shares of common stock with a total fair market value of $359,145. The fair market value of the shares issued was $0.09 per share. The shares were issued for $359,145 worth of current year services.

Common Stock Issued for Convertible Debt

The Company issued 51,400 shares of its common stock and a convertible promissory note in the amount of $128,500 with interest payable at 10% per annum in January 2012 to our major stockholder, who is also a Director. The Note matures in January of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.15 per share. The value of the $128,500 debt plus the $0.15 fair market value of the 51,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $128,500 debt and the value of the 51,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $113,952 toward the debt and $7,274 to the shares and $7,274 to the beneficial conversion feature. The $7,274 value of the shares and the $7,274 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,425 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $116,377 as of March 31, 2012. Additionally, $2,142 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the three months ending March 31, 2012.

The Company issued 48,600 shares of its common stock and a convertible promissory note in the amount of $121,500 with interest payable at 10% per annum in February 2012 to our major stockholder, who is also a Director. The Note matures in February of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.16 per share. The value of the $121,500 debt plus the $0.16 fair market value of the 48,600 shares at the date of the agreement was prorated to arrive at the allocation of the original $121,500 debt and the value of the 48,600 shares and the beneficial conversion feature. The computation resulted in an allocation of $106,884 toward the debt and $7,308 to the shares and $7,308 to the beneficial conversion feature. The $7,308 value of the shares and the $7,308 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,522 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $108,406 as of March 31, 2012. Additionally, $1,265 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the three months ending March 31, 2012.

The Company issued 46,000 shares of its common stock and a convertible promissory note in the amount of $115,000 with interest payable at 10% per annum in March 2012 to our major stockholder, who is also a Director. The Note matures in March of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.14 per share. The value of the $115,000 debt plus the $0.14 fair market value of the 46,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $115,000 debt and the value of the 46,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $102,804 toward the debt and $6,098 to the shares and $6,098 to the beneficial conversion feature. The $6,098 value of the shares and the $6,098 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $254 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $103,058 as of March 31, 2012. Additionally, $240 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the three months ending March 31, 2012.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011

NOTE 11:                    SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2011, the Company issued 156,167 shares of common stock for an extinguishment of $46,850 worth of debt and issued 1,235,000 options for an extinguishment of $234,650 worth of debt.

During the three months ended March 31, 2012, the Company issued 15,000 shares of common stock for an extinguishment of $2,000 worth of debt.

NOTE 12:                    SUBSEQUENT EVENTS

In April 2012, in exchange for $132,800, the Company issued to our major stockholder, who is also a Director, 53,120 restricted shares of common stock and a one-year convertible promissory note in the principal amount of $132,800. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.09 per share.

In April 2012 the Company issued 20,000 shares of its common stock valued at $0.09 per share on the date of issuance, in exchange for services of $1,800.

In April 2012 the Company issued an 8% Convertible Promissory Note in the amount of $60,000 to an unrelated company. The note calls for a $3,000 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $60,000 and the accrued interest.

In April 2012, in exchange for $100,000, the Company issued to our major stockholder, who is also a Director, 40,000 restricted shares of common stock and a one-year convertible promissory note in the principal amount of $100,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.10 per share.

The Company evaluated subsequent events pursuant ASC Topic 855 and has determined that there are no additional events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for statements of historical fact, certain information described in this Form 10-Q report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, including our expectations of our future results of operations or financial position, or state other “forward-looking” information. Advanced Medical Isotope Corporation believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or to control. Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-Q report because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of our Form 10-K report for the year ended December 31, 2011, as well as other cautionary language in this Form 10-Q report, describe such risks, uncertainties and events that may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on our business, results of operations and financial position.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. We are a company that has a limited amount of revenue and that has accumulated deficits since inception.  If we cannot obtain sufficient funding, we may have to delay the implementation of our business strategy.

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

Status of New Products - continued

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

Employees

As of March 31, 2012, we had ten employees, of whom three were full-time employees.  At any given time, we utilize eight to ten independent contractors to assist with our operations.  We do not have a collective bargaining agreement with any of our employees, and we believe our relations with our employees are good.

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

Patent filing costs totaling $97,421, were capitalized during the twelve months ended December 31, 2011; resulting in a total $317,224 of capitalized patents and intellectual property at December 31, 2011.  The patents are pending and are being developed, and as such, the patents and filing costs associated with them are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Patent filing costs totaling $31,629, and $16,270 were capitalized during the three months ended March 31, 2012, and 2011; resulting in a total $348,853 of capitalized patents at March 31, 2012.  The patents are pending and are being developed, and as such, they are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

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

The costs expensed in the three months ended March 31, 2012 and 2011 were $288,259 and $126,275, respectively. The $126,275 spent for the three months ended March 31, 2011 were $63,095 towards the Brachytherapy Project and $63,180 towards the Molybdenum Project The $288,259 spent for the three months ended March 31, 2012 were $55,366 towards the Brachytherapy Project and $232,893 towards the Molybdenum Project and consists of the following:

	Brachytherapy	Molybdenum
Supplies	$-	$-
Amortization	955	833
Conferences & seminars	-	1,034
Dues & subscriptions	-	-
Marketing	-	-
Office Supplies	-	134
Payroll and benefits	6,843	20,211
Consulting fees	1,830	16,993
Consulting fees – stock based	36,000	171,000
Legal fees	-	-
Research	-	-
Stock options granted	9,000	6,000
Telephone	159	159
Travel	579	16,529
Total	$55,366	$232,893

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

The following table sets forth information from our statements of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenues	$48,584	$150,557

Operating expenses	1,104,886	867,879

Operating loss	(1,056,302)	(717,322)
Non-operating income (expense)
Recognized income from grants	55,366	63,095
Net gain (loss) on settlement of debt	(550)	-
Interest expense	(151,292)	(99,040)
Net income (loss)	$(1,152,778)	$(753,267)

Revenue

Revenue was $48,584 for the three months ended March 31, 2012 and $150,557 for the three months ended March 31, 2011.  The decrease was mainly the result of consulting revenues.  Consulting revenues consisted of $3,054 and $88,057 of the total revenue for the three months ended March 31, 2012 and 2011, respectively. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $45,530 of the total three months ended March 31, 2012 revenues and $49,300 of the total three months ended March 31, 2011 revenues.  Revenues for F-18 were lower in the three months ended March 31, 2012 as a result of a reduction in the number of doses sold for the three months ended March 31, 2012 (157) from the three months ended March 31, 2011 (173). Stable isotope sales were $0 and $13,200 for the three months ended March 31, 2012 and 2011 respectively.  The Company discontinued the sale of stable isotopes in the three months ended March 31, 2012 due to the reduction in profitability of that line of product. The Company intends to continue to minimize stable isotope sales at this time due to the low profitability.

Revenue for the three months ended March 31, 2012 and 2011 consists of the following:

	Three months ended March 31, 2012	Three months ended March 31, 2011
F-18	$45,530	$49,300
Stable isotopes	-	13,200
Consulting	3,054	88,057
	$48,584	$150,557

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Three Months Ended March 31, 2012 and 2011 - continued

Cost of Goods Sold

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Goods Sold. The Company has moved the Cost of Goods Sold into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales. The Statement of Operations for the three months ended March 31, 2011 was changed from the way it was originally reflected to correspond with the changes made for the three months ended March 31, 2012.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 and 2011 were $1,104,886 and $867,879 respectively.  The increase in operating expenses from 2011 to 2012 can be attributed to the increase in Professional Fees ($536,244 for the three months ended March 31, 2012 versus $280,088 for the three months ended March 31, 2011) and the increase in Stock Options granted ($117,000 for the three months ended March 31, 2012 versus $12,350 for the three months ended March 31, 2011). These increases were partially offset by a decrease in Payroll Expenses ($184,370 for the three months ended March 31, 2012 versus $246,200 for the three months ended March 31, 2011) and General and Administrative Expenses ($109,901 for the three months ended March 31, 2012 versus $144,280 for the three months ended March 31, 2011).

Operating expenses for the three months ended March 31, 2012 and 2011 consists of the following:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cost of goods sold	$16,859	$25,074
Depreciation and amortization expense	139,478	136,596
Professional fees	536,244	280,088
Stock options granted	117,000	12,350
Payroll expenses	184,370	246,200
General and administrative expenses	109,901	144,280
Sales and marketing expense	1,034	23,291
	$1,104,886	$867,879

Non-Operating Income (Expense)

Non-operating expense for the three months ended March 31, 2012 and 2011 was $96,476 and $35,945, respectively. The increase in non-operating expense was due to an increase in interest expense ($151,292 for the three months ended March 31, 2012 versus $99,040 for the three months ended March 31, 2011) along with a loss on settlement of debt.

Non-Operating income (expense) for the three months ended March 31, 2012 and 2011 consists of the following:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Interest expense	$(151,292)	$(99,040)
Net gain (loss) on settlement of debt	(550)	-
Recognized income from grants	55,366	63,095
	$(96,476)	$(35,945)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Three Months Ended March 31, 2012 and 2011 - continued

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

For the twelve months ended December 31, 2011 the Company recognized $245,727 of a $1,215,000 Department of Energy grant as income with the remaining $945,765 recorded as deferred income as of December 31, 2011. The $245,727 recognized as of December 31, 2011 was for costs incurred for the twelve months ended December 31, 2011. For the three months ended March 31, 2012 the Company recognized an additional $55,366 as income leaving a remaining balance of $890,399 recorded as deferred income as of March 31, 2012. The $55,366 was for costs incurred for the three months ended March 31, 2012.

As of March 31, 2012 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

$1,215,000 Brachytherapy Grant
Grant money received during 2010	$1,215,000
Recognized income from grants in 2010	(23,508)
Deferred income at December 31, 2010	1,191,492
Recognized income from grants in 2011	(245,727)
Deferred income at December 31, 2011	945,765
Recognized income from grants for the three months ended March 31, 2012	(55,366)
Deferred income at March 31, 2012	$890,399

Net Loss

Our net loss for the three months ended March 31, 2012 and 2011 was $1,152,778 and $753,267, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At March 31, 2012, we had negative working capital of $6,365,126, as compared to $3,716,584 at March 31, 2011.  During the three months ended March 31, 2012 we experienced negative cash flow from operations of $280,205 and we expended $49,129 for investing activities while adding $290,067 of cash flows from financing activities.  As of March 31, 2012, we had $0 commitments for capital expenditures.

Cash used in operating activities increased from $147,289 for the three month period ending March 31, 2011 to $280,205 for the three month period ending March 31, 2012.  Cash used in operating activities was primarily a result of our net loss, partially offset by non-cash items, such as amortization and depreciation, included in that net loss, and common stock and stock options issued for services and other expenses.  Cash used in investing activities increased from $16,269 for the three month period ended March 31, 2011 to $49,129 for the three month period ended March 31, 2012.  Cash was used to acquire patents and intellectual property during the 2012 and 2011 three month periods.  Cash provided from financing activities increased from $(292,924) for the three month period ending March 31, 2011 to $290,067 for the three month period ending March 31, 2012. The increase in cash provided from financing activities was primarily a result of increase in proceeds from short term loans and convertible debt along with a decrease in payments on convertible debt. The increase in cash provided from financing activities was partially offset by a decrease in proceeds from the exercise of options and warrants.

We have generated material operating losses since inception.  We have incurred a net loss of $22,347,184 from January 1, 2006 through March 31, 2012, including a net loss of $4,055,026 for the twelve months ended December 31, 2010, and a net loss of $2,749,616 for the twelve months ended December 31, 2011. We expect to continue to experience net operating losses.  Historically, we have relied upon investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion, although we can provide no assurance that additional investor funds will be available on terms acceptable to us.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

We have modified our growth and operating plans as a result of our continuing losses.  The going concern disclosure in Note 1 to our audited financial statements for the year ended December 31, 2011 anticipated that we would need $1.5 million in funds over the next twelve months to maintain current operation activities.  As a result of changes and additions to our business plans, our current cash run rate is approximately $1.5 million.

Based on the current cash run rate, approximately $1,500,000 will be needed to fund operations for an additional year.  As disclosed in the risk factors set forth in our Form 10-K report for the year ended December 31, 2011, we are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond.  We will need to raise an additional $15,000,000 in the next year to develop an infrastructure for Brachytherapy production and distribution as well as to initiate a Molybdenum 99 production facility.  However, we may choose to further modify our growth and operating plans to the extent of available funding, if any.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Contractual Obligations (payments due by period as of March 31, 2012)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$925,033	$925,033	$-	$-	$-
Production Center Lease	$19,045	$19,045	$-	$-	$-
License Agreement with Regents of the University of California	$565,000	$145,000	$180,000	$180,000	$60,000 each year
License Agreement with Battelle Memorial Institute	$125,000	$2,500	$22,500	$75,000	$25,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of our major stockholders, which we obtained during September 2007.  The purpose of the lease agreements was to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We were in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor.  We believed at the time of the issuance of the December 31, 2008 financial statements that we had remedied the default which existed at year end.  Accordingly we recorded a current and long term portion of the capital leases.  Subsequent to the issuance of the December 31, 2008 financial statements, we determined that more likely than not that the Company is in default of the terms of the capital leases.  Accordingly we recorded the entire value of the leases as a current obligation.  The Company was in default on the capital lease obligation as of December 31, 2009 due to failure to maintain the minimum debt service ratio identified in the lease.  However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. We were in default on a covenant in the capital lease obligations as of December 31, 2011 and March 31, 2012 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly we recorded the entire value of the leases as a current obligation for the year ended December 31, 2011 and for the three months ended March 31, 2012.

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated stockholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011.  During the year ended December 31, 2011 and 2010 the Company incurred rent expenses for this facility totaling $54,869 and $50,622, respectively.  During the three months ended March 31, 2012 and 2011 the Company incurred rent expenses for this facility totaling $14,284 and $13,227, respectively. In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2011 the Company amortized $37,500 of this stock issuance and recognized it as rent expense. For the three months ended March 31, 2012 and 2011 the Company amortized $9,375 and $9,375, respectively, of this stock issuance and recognized it as rent expense.

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

Changes in Accounting and Financial Disclosures

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Goods Sold. The Company has moved the Cost of Goods Sold into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales. The Statement of Operations for the three months ended March 31, 2011 was changed from the way it was originally reflected to correspond with the changes made for the three months ended March 31, 2012.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of March 31, 2012, the Company has experienced no bad debt write offs from operations.

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

Patents and Intellectual Property

The Company  has determined that the economic life of its patents and intellectual property to be 10 years and will begin amortization over such 10-year period and on a straight-line basis once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the three months ended March 31, 2012 consisted of the sales of Flouride 18 and Consulting Revenue. Revenue for the three months year ended March 31, 2011 consisted of the sales of Oxygen 18 (stable isotope), Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of March 31, 2012 and March 31, 2011 are as follows:

	March 31, 2012	March 31, 2011
Convertible debt	16,986,100	5,365,880
Common stock options	6,585,000	9,590,000
Total potential dilutive securities	23,571,100	14,955,880

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the three months ended March 31, 2012. There were $12,675 tradeshow expenses incurred and not expensed as of the three months ended March 31, 2011 which are prepayment costs for 2011 tradeshow expenses. During the three months ended March 31, 2012 and 2011, the Company incurred $1,034 and $23,291, respectively, in advertising and marketing costs.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the year ended December 31, 2011.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2011.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the year ended December 31, 2011, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease during the year 2012.

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

Recently Issued Accounting Pronouncements

The Company reviews recently issued accounting pronouncements on a quarterly basis. As of March 31, 2012 there are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during this current fiscal quarter (our first fiscal quarter of 2012) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Item 1A in our Form 10-K report for the year ended December 31, 2011.

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock issued in connection with convertible notes

In January 2012, in exchange for $128,500, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 51,400 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $128,500. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.15 per share.

In February 2012, in exchange for $121,500, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 48,600 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $121,500. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.16 per share.

In March 2012, in exchange for $115,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 46,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $115,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.14 per share.

Common stock issued for services and other

In February 2012 the Company issued 15,000 shares of common stock with a total fair market value of $2,550. The fair market value of the shares issued was $0.17 per share. The shares were issued to a law firm to extinguish $2,000 of a prior year liability for fees owed for legal services.

In March 2012 the Company issued 3,990,500 shares of common stock with a total fair market value of $359,145. The fair market value of the shares issued was $0.09 per share. The shares were issued to employees (including executive officers) and consultants for $359,145 worth of current year services.

As to all of the forgoing transactions, the Company relied upon the exemption from registration set forth in section 4(2) of the Securities Act of 1933, as amended, based upon the private nature and the limitations of the transactions.

Item 6.    Exhibits.

Exhibit
Number		Description
10.1		Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2012).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: May 14, 2012	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ L .Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)