Form 10-Q
period 2012-06-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2012-08-14
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2012
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding, as of July 30, 2012 was 75,218,019.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3
	Condensed Statements of Operations for the Three Months and the Six Months ended June 30, 2012 (unaudited) and the Three Months and the Six Months ended June 30, 2011 (unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period ended June 30, 2012 (unaudited)	5
	Condensed Statements of Cash Flow for the Six Months ended June 30, 2012 (unaudited) and the Six Months ended June 30, 2011 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6.	Exhibits	38

SIGNATURES		38

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current Assets:
Cash	$13,843	$52,557
Accounts receivable - trade	18,049	13,699
Prepaid expenses	38,559	1,060
Prepaid expenses paid with stock, current portion	3,125	35,375
Inventory	10,875	9,675
Total current assets	84,451	112,366

Fixed assets, net of accumulated depreciation	396,564	671,944

Other assets:
License fees, net of amortization	22,310	9,722
Patents and intellectual property	378,031	317,224
Deposits	5,406	5,406
Total other assets	405,747	332,352

Total assets	$886,762	$1,116,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,125,092	$929,496
Accrued interest payable	583,716	422,279
Payroll liabilities payable	116,911	62,421
Deferred income	777,482	945,765
Short term loan payable	105,000	116,000
Loans from stockholder	61,944	83,468
Deposits on notes payable	370,000	-
Convertible notes payable	3,088,910	2,361,231
Current portion of long-term debt	27,871	-
Current portion of capital lease obligations	815,708	1,031,813
Total current liabilities	7,072,634	5,952,473

Long term liabilities:
Long-term debt, net of current portion	10,155	-
Total liabilities	7,082,789	5,952,473

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
75,218,019 and 70,653,399 shares issued and outstanding,
respectively	75,218	70,653
Paid in capital	20,064,382	19,174,984
Accumulated deficit	(26,335,627)	(24,081,448)
Total stockholders’ equity (deficit)	(6,196,027)	(4,835,811)

Total liabilities and stockholders’ equity (deficit)	$886,762	$1,116,662

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues	$67,434	$139,926	$116,018	$290,483

Operating expenses
Cost of goods sold	18,293	11,464	35,152	36,538
Sales and marketing expenses	7,625	35,298	8,659	58,589
Depreciation and amortization	140,814	136,596	280,292	273,192
Professional fees	257,984	220,478	794,228	500,566
Stock options granted	295,980	(12,350)	412,980	-
Payroll expenses	181,145	166,216	365,515	412,417
General and administrative expenses	174,598	153,868	284,499	298,148
Total operating expenses	1,076,439	711,570	2,181,325	1,579,450

Operating loss	(1,009,005)	(571,644)	(2,065,307)	(1,288,967)

Non-operating income (expense)
Interest expense	(205,313)	(103,003)	(356,605)	(202,044)
Net gain (loss) on settlement of debt	-	-	(550)	-
Recognized income from grants	112,917	43,125	168,283	106,220
Non-operating income (expense), net	(92,396)	(59,878)	(188,872)	(95,824)

Loss before Income Taxes	(1,101,401)	(631,522)	(2,254,179)	(1,384,791)

Income Tax Provision	-	-	-	-

Net Loss	$(1,101,401)	$(631,522)	$(2,254,179)	$(1,384,791)

Loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding	74,941,432	68,890,965	73,313,044	68,524,613

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2011 (audited)	70,653,399	$70,653	$19,174,984	$(24,081,448)	$(4,835,811)

Common stock issued for:
Services	4,260,500	4,261	406,684	-	410,945
Debt	15,000	15	2,535	-	2,550
Loan fees on convertible debt	289,120	289	67,199	-	67,488
Options issued for services	-	-	412,980	-	412,980
Net loss	-	-	-	(2,254,179)	(2,254,179)
Balances at June 30, 2012	75,218,019	$75,218	$20,064,382	$(26,335,627)	$(6,196,027)

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Cash Flow
(Unaudited)
	Six months ended
	June 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(2,254,179)	$(1,384,791)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	275,380	269,860
Amortization of licenses and intangible assets	4,912	3,332
Amortization of convertible debt discount	72,366	27,313
Amortization of prepaid expenses paid with stock	32,250	62,949
Common stock issued for services	410,945	18,000
Stock options issued for services	412,980	-
Changes in operating assets and liabilities:
Accounts receivable	(4,350)	(6,091)
Accounts receivable - other	-	300,504
Inventory	(1,200)	(6,400)
Prepaid expenses	(37,499)	31,180
Accounts payable	244,871	346,503
Payroll liabilities	54,490	(7,150)
Accrued interest	161,437	90,227
Deferred income	(168,283)	(106,220)
Net cash used by operating activities	(795,880)	(360,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	(78,307)	(67,935)
Net cash used by investing activities	(78,307)	(67,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(21,524)	(22,938)
Principal payments on capital lease	(216,105)	(195,717)
Proceeds from short term loan	105,000	55,000
Payments on short term loan	(116,000)	-
Proceeds from convertible note	722,800	189,366
Payments on convertible note	-	(293,750)
Principal payments on long-term debt	(8,698)	-
Proceeds from deposits on note payables	370,000	-
Proceeds from exercise of options and warrants	-	112,500
Net cash provided by (used by) financing activities	835,473	(155,539)

Net increase in cash	(38,714)	(584,258)
Cash, beginning of period	52,557	589,390

CASH, END OF PERIOD	$13,843	$5,132

Supplemental disclosures of cash flow information:
Cash paid for interest	$102,838	$68,025
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 1:                      BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2012.

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

We anticipate a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. As of June 30, 2012 we have $13,843 cash on hand which means there will be an anticipated shortfall of nearly the full $16.5 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Production equipment	$2,116,627	$2,116,627
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,599,403	2,599,403
Less accumulated depreciation	(2,202,839)	(1,927,459)
	$396,564	$671,944

Accumulated depreciation related to fixed assets is as follows:

	June 30, 2012	December 31, 2011
Production equipment	$1,729,994	$1,521,519
Building	446,769	382,945
Leasehold improvements	3,236	2,801
Office equipment	22,840	20,194
	$2,202,839	$1,927,459

Depreciation expense for the above fixed assets for the six months ended June 30, 2012 and 2011, respectively, was $275,380 and $269,860.

 Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
License Fee	$112,500	$95,000
Less accumulated amortization	(90,190)	(85,278)
	22,310	9,722
Patents and intellectual property	378,031	317,224
Intangible assets net of accumulated amortization	$400,341	$326,946

Amortization expense for the above intangible assets for the six months ended June 30, 2012 and 2011, respectively, was $4,912 and $3,332.

NOTE 5:                      RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is our chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of our common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090.  There is no security held as collateral for this loan.  As of June 30, 2012, all payments were current on this stockholder loan.  The Company paid $21,524 in principal and $3,016 in interest to the holders of this loan for the six months ended June 30, 2012. As of June 30, 2012 and December 31, 2011, the outstanding balance on this loan was $61,944 and $83,468 respectively.

The Company issued various shares of common stock and convertible promissory notes during the six months ended June 30, 2012 to a director and major stockholder. The details of these transactions are outlined in NOTE 10 STOCKHOLDERS’ EQUITY - Common Stock Issued for Convertible Debt.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 5:                      RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility, located in Kennewick, Washington from a stockholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the six months ended June 30, 2012 and 2011 the Company incurred rent expenses for this facility totaling $28,567 and $26,454, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the six months ended June 30, 2012 and 2011 the Company amortized $18,750 and $18,750 of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. Effective February 28, 2012 and retroactive back to December 1, 2011, the $2,328 rental payment per month was adjusted to $2,500 rental payment per month. The monthly rental was again adjusted to $2,675 for the months of March and April, 2012 and adjusted again to $2,850 effective for May and June, 2012. During the six months ended June 30, 2012 and 2011 the Company incurred rent expenses for this facility totaling $15,817 and $16,400, respectively.

There are no future minimum rental payments as the Company’s current rental agreements either expire as of July 2012 or are on a month to month basis.

Rental expense for the six months ended June 30, 2012 and 2011 consisted of the following:

	Six months ended June 30, 2012	Six months ended June 30, 2011
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$28,567	$26,454
Rental expense in the form of stock issuance	18,750	18,750
Corporate office	15,817	16,400
Total Rental Expense	$63,134	$61,604

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 6:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for a service agreement and issued stock for prepaid rent of $18,000 and $35,375 as of June 30, 2012 and December 31, 2011, respectively; however all of this is expected to expire within the next twelve months.

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

The Company has accrued interest expense of $871 related to the prepayment cost in the financial statements for the year ending December 31, 2011. The Company prepaid the note in full April 13, 2012 and therefore has accrued interest expense of $27,685 related to the prepayment cost in the accompanying financial statements for the six months ending June 30, 2012.

The Company borrowed $63,000 November 2011, due May 2012, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (May 15, 2012), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 7:                      DEBT - continued

The Company has accrued interest expense of $621 related to the prepayment cost in the financial statements for the year ending December 31, 2011. The Company prepaid the note in full May 18, 2012 and therefore has accrued interest expense of $33,337 related to the prepayment cost in the accompanying financial statements for the six months ending June 30, 2012.

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

The Company prepaid the note in full July 17, 2012 and therefore has accrued interest expense of $20,366 related to the prepayment cost in the accompanying financial statements for the six months ending June 30, 2012.

The Company borrowed $60,000 April 13, 2012, due October 2012, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (October 19, 2012), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.

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

The Company has accrued interest expense of $1,000 related to the prepayment cost in the financial statements for the six months ending June 30, 2012.  If the Company has not paid off the note and related accrued interest by October 12, 2012, the note will become convertible and the Company would have to accrue an additional $92,600 to interest expense to account for the beneficial conversion feature of the note.

The Company had credit card debt of $46,725 that was converted to a promissory note March 15, 2012 secured by personal guarantees of Mr. Katzaroff, CEO and Mr. Jolliff, CFO of the Company. The note calls for $2,500 up front payment and nineteen payments of $2,568 including interest of twelve percent. For the six month period ending June 30, 2012 the Company paid $8,698 in principal and $1,507 in interest towards the debt. The balance of the debt was $38,027 at June 30, 2012 of which $27,872 was recorded as current and $10,155 was recorded as long term.

The Company had received $370,000 in cash as of June 30, 2012 with the intent to enter into Convertible Debt instruments for this money received; however the final documentation for the Convertible Debt had not yet been completed, therefore was treated as a current liability as of June 30, 2012. Subsequent to June 30, 2012 this Convertible Debt has been finalized with an eighteen month term, accrued interest at an annual rate of 12%, with a conversion price of $0.10.  In addition the Convertible debt has an equal amount of $0.15, five year common stock warrants and Additional Investment Rights to purchase additional common stock shares and corresponding amount of warrants equal to forty percent of the convertible note principal.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 8:                      INCOME FROM GRANTS AND DEFERRED INCOME

The Company has chosen to recognize grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2011 the Company recognized $245,727 of a $1,215,000 Department of Energy grant as income with the remaining $945,765 recorded as deferred income as of December 31, 2011. The $245,727 recognized as of December 31, 2011 was for costs incurred for the twelve months ended December 31, 2011. For the six months ended June 30, 2012 the Company recognized an additional $168,283 as income leaving a remaining balance of $777,482 recorded as deferred income as of June 30, 2012. The $168,283 was for costs incurred for the six months ended June 30, 2012.

As of June 30, 2012 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

$1,215,000 Brachytherapy Grant
Grant money received during 2010	$1,215,000
Recognized income from grants in 2010	23,508
Deferred income at December 31, 2010	1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants for the six months ended June 30, 2012	168,283
Deferred income at June 30, 2012	$777,482

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

The following schedule summarizes the changes in the Company’s stock options during the six months ended June 30, 2012:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2011	5,135,000	$0.20-0.50	.94 years	$315,000	$0.35
Options granted	5,900,000	$0.09-0.25	2.86 years	$-	$0.16
Options exercised	-	$-	-	$-	$-
Options expired	(700,000)	$0.18-0.46	-	$-	$-
Balance at June 30, 2012	10,335,000	$0.09-0.50	1.87 years	$315,000	$0.24

Exercisable at December 31, 2011	5,135,000	$0.20-0.50	0.94 years	$315,000	$0.35

Exercisable at June 30, 2012	10,335,000	$0.09-0.50	1.87 years	$315,000	$0.24

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011

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

In April 2012 the Company issued 20,000 shares of common stock with a total fair market value of $1,800. The fair market value of the shares issued was $0.09 per share. The shares were issued for $1,800 worth of current year services.

In June 2012 the Company issued 250,000 shares of common stock with a total fair market value of $50,000. The fair market value of the shares issued was $0.20 per share. The shares were issued for $50,000 worth of current year services.

Common Stock Issued for Convertible Debt

The Company issued 51,400 shares of its common stock and a convertible promissory note in the amount of $128,500 with interest payable at 10% per annum in January 2012 to our major stockholder, who is also a Director. The Note matures in January of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.15 per share. The value of the $128,500 debt plus the $0.15 fair market value of the 51,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $128,500 debt and the value of the 51,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $113,952 toward the debt and $7,274 to the shares and $7,274 to the beneficial conversion feature. The $7,274 value of the shares and the $7,274 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $6,062 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $120,014 as of June 30, 2012. Additionally, $5,355 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2012.

The Company issued 48,600 shares of its common stock and a convertible promissory note in the amount of $121,500 with interest payable at 10% per annum in February 2012 to our major stockholder, who is also a Director. The Note matures in February of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.16 per share. The value of the $121,500 debt plus the $0.16 fair market value of the 48,600 shares at the date of the agreement was prorated to arrive at the allocation of the original $121,500 debt and the value of the 48,600 shares and the beneficial conversion feature. The computation resulted in an allocation of $106,884 toward the debt and $7,308 to the shares and $7,308 to the beneficial conversion feature. The $7,308 value of the shares and the $7,308 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,176 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $112,060 as of June 30, 2012. Additionally, $4,303 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2012.

The Company issued 46,000 shares of its common stock and a convertible promissory note in the amount of $115,000 with interest payable at 10% per annum in March 2012 to our major stockholder, who is also a Director. The Note matures in March of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.14 per share. The value of the $115,000 debt plus the $0.14 fair market value of the 46,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $115,000 debt and the value of the 46,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $102,804 toward the debt and $6,098 to the shares and $6,098 to the beneficial conversion feature. The $6,098 value of the shares and the $6,098 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,303 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $106,107 as of June 30, 2012. Additionally, $3,115 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2012.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 10:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 53,120 shares of its common stock and a convertible promissory note in the amount of $132,800 with interest payable at 10% per annum in April 2012 to our major stockholder, who is also a Director. The Note matures in April of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $132,800 debt plus the $0.09 fair market value of the 53,120 shares at the date of the agreement was prorated to arrive at the allocation of the original $132,800 debt and the value of the 53,120 shares and the beneficial conversion feature. The computation resulted in an allocation of $123,570 toward the debt and $4,615 to the shares and $4,615 to the beneficial conversion feature. The $4,615 value of the shares and the $4,615 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,900 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $125,470 as of June 30, 2012. Additionally, $2,700 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2012.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in April 2012 to our major stockholder, who is also a Director. The Note matures in April of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $100,000 debt plus the $0.10 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $92,308 toward the debt and $3,846 to the shares and $3,846 to the beneficial conversion feature. The $3,846 value of the shares and the $3,846 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,280 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $93,588 as of June 30, 2012. Additionally, $1,670 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2012.

The Company issued 22,000 shares of its common stock and a convertible promissory note in the amount of $55,000 with interest payable at 10% per annum in May 2012 to our major stockholder, who is also a Director. The Note matures in May of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $55,000 debt plus the $0.09 fair market value of the 22,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $55,000 debt and the value of the 22,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $51,178 toward the debt and $1,911 to the shares and $1,911 to the beneficial conversion feature. The $1,911 value of the shares and the $1,911 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $478 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $51,656 as of June 30, 2012. Additionally, $688 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2012.

The Company issued 28,000 shares of its common stock and a convertible promissory note in the amount of $70,000 with interest payable at 10% per annum in May 2012 to our major stockholder, who is also a Director. The Note matures in May of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $70,000 debt plus the $0.10 fair market value of the 28,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $70,000 debt and the value of the 28,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $64,616 toward the debt and $2,692 to the shares and $2,692 to the beneficial conversion feature. The $2,692 value of the shares and the $2,692 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $450 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $65,066 as of June 30, 2012. Additionally, $580 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2012.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011

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

NOTE 12:                    SUBSEQUENT EVENTS

The Company prepaid a $45,000 note on July 17, 2012 and paid an additional $20,366 for accrued interest expense related to the prepayment fee.

The Company received $690,000 in funds as secured Convertible Notes in July 2012. This Convertible Debt has an eighteen month term with interest accruing at an annual rate of 12%, and a conversion price of $0.10. The Convertible debt carries an equal amount of $0.15, five year common stock warrants and Additional Investment Rights to purchase additional common stock shares and corresponding amount of warrants equal to forty percent of the convertible note principal.

The $370,000 cash received during the second quarter and treated as a current liability as of June 30, 2012 was finalized as Convertible Debt in July 2012. See Note 7.

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

On October 28, 2010, the Company received $1,215,000 net proceeds from the Department of Energy grant for the Proposed Congressionally Directed Project entitled “Research to Develop and Test an Advanced Resorbable Brachytherapy Seed Research for Controlled Delivery of Yttrium-90 Microspheres in Cancer Treatment.” This grant reimburses the Company for anticipated expenditures related to the development of its Brachytherapy project since April 1, 2010. The Company projects this project could cost approximately $5,500,000; however, the Company recognizes the costs could be as high as $8,000,000 before it gets to production.

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

Potential New Products

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

In August 2010, we made a $10,000 investment for an exclusive license agreement with Battelle Memorial Institute regarding its technology for the production of a Brachytherapy seed. This license agreement calls for a $10,000 nonrefundable license fee and a royalty based on a percent of net sales for licensed products sold; the license agreement also contains a minimum royalty amount to be paid each year starting with $2,500 due January 2012, which has not yet been paid.

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

Employees

As of June 30, 2012, we had ten employees, of whom three were full-time employees.  At any given time, we utilize eight to ten independent contractors to assist with our operations.  We do not have a collective bargaining agreement with any of our employees, and we believe our relations with our employees are good.

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

Patent filing costs totaling $60,807, and $67,935 were capitalized during the six months ended June 30, 2012, and 2011; resulting in a total $378,031 of capitalized patents at June 30, 2012.  The patents are pending and are being developed, and as such, they are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Research and Development

The costs expensed in the six months ended June 30, 2012 and 2011 were $425,546 and $213,826, respectively. The $213,826 spent for the six months ended June 30, 2011 were $106,220 towards the Brachytherapy Project and $107,606 towards the Molybdenum Project. The $425,546 spent for the six months ended June 30, 2012 were $168,283 towards the Brachytherapy Project and $257,263 towards the Molybdenum Project and consists of the following:

	Brachytherapy	Molybdenum
Supplies	$-	$-
Amortization	3,246	1,666
Conferences & seminars	-	1,034
Dues & subscriptions	-	-
Marketing	-	-
Office Supplies	256	134
Payroll and benefits	32,174	27,018
Consulting fees	1,752	16,993
Consulting fees – stock based	52,667	187,667
Legal fees	-	-
Research	68,300	-
Stock options granted	9,000	6,000
Telephone	309	221
Travel	579	16,530
Total	$168,283	$257,263

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Six Months Ended June 30, 2012 and 2011

The following table sets forth information from our statements of operations for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues	$116,018	$290,483

Operating expenses	2,181,325	1,579,450

Operating loss	(2,065,307)	(1,288,967)
Non-operating income (expense)
Recognized income from grants	168,283	106,220
Net gain (loss) on settlement of debt	(550)	-
Interest expense	(356,605)	(202,044)
Net income (loss)	$(2,254,179)	$(1,384,791)

Revenue

Revenue was $116,018 for the six months ended June 30, 2012 and $290,453 for the six months ended June 30, 2011.  The decrease was the result of consulting revenues and the sales of stable isotopes.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $109,910 of the total six months ended June 30, 2012 revenues and $98,600 of the total six months ended June 30, 2011 revenues.  Revenues for F-18 were higher in the six months ended June 30, 2012 as a result of adding a second hospital as a customer; thereby increasing the number of doses sold  for the six months ended June 30, 2012 (388) from the six months ended June 30, 2011 (341). Stable isotope sales were $0 and $15,769 for the six months ended June 30, 2012 and 2011, respectively.  The Company discontinued the sale of stable isotopes in the six months ended June 30, 2012 due to the reduction in profitability of that line of product. The Company intends to continue to minimize stable isotope sales at this time due to the low profitability. Consulting revenues consisted of $6,108 and $176,114 of the total six months ended June 30, 2012 and 2011 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. The Company has reduced the time provided toward Consulting revenues in the six months ended June 30, 2012.

Revenue for the six months ended June 30, 2012 and 2011 consists of the following:

	Six months ended June 30, 2012	Six months ended June 30, 2011
F-18	$109,910	$98,600
Stable isotopes	-	15,769
Consulting	6,108	176,114
	$116,018	$290,483

Cost of Goods Sold

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Goods Sold. The Company has moved the Cost of Goods Sold into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales. The Statement of Operations for the six months ended June 30, 2011 was changed from the way it was originally reflected to correspond with the changes made for the six months ended June 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses

Operating expenses for the six months ended June 30, 2012 and 2011 was $2,181,325 and $1,579,450, respectively.  The increase in operating expenses from 2011 to 2012 can be attributed to the increase in Stock Options Granted expense ($0 for the six months ended June 30, 2011 versus $412,980 for the six months ended June 30, 2012) and the increase of Professional Fees ($500,566 for the six months ended June 30, 2011 versus $794,228 for the six months ended June 30, 2012). Part of this increase in expenses was offset by an decrease in Payroll expenses ($412,417 for the six months ended June 30, 2011 versus $365,515 for the six months ended June 30, 2012) and the decrease in Sales and Marketing expenses ($58,589 for the six months ended June 30, 2011 versus $8,659 for the six months ended June 30, 2012).

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cost of goods sold	$35,152	$36,538
Depreciation and amortization expense	280,292	273,192
Professional fees	794,228	500,566
Stock options granted	412,980	-
Payroll expenses	365,515	412,417
General and administrative expenses	284,499	298,148
Sales and marketing expense	8,659	58,589
	$2,181,325	$1,579,450

Non-Operating Income (Expense)

Non-operating expense for the six months ended June 30, 2012 and 2011 was $188,872 and $95,824, respectively. The increase in non-operating expense was due to an increase in interest expense ($356,605 for the six months ended June 30, 2012 versus $202,044 for the six months ended June 30, 2011) and was offset by an increase in grant income recognized ($168,283 for the six months ended June 30, 2012 versus $106,220 for the six months ended June 30, 2011).

Non-Operating income (expense) for the six months ended June 30, 2012 and 2011 consists of the following:

	Six months ended June 30, 2012	Six months ended June 30, 2011
Interest expense	$(356,605)	$(202,044)
Net gain (loss) on settlement of debt	(550)	-
Recognized income from grants	168,283	106,220
	$(188,872)	$(95,824)

Net Loss

Our net loss for the six months ended June 30, 2012 and 2011 was $2,254,179 and $1,384,791, respectively.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

The following table sets forth information from our statements of operations for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Revenues	$67,434	$139,926

Operating expenses	1,076,439	711,570

Operating loss	(1,009,005)	(571,644)
Non-operating income (expense)
Recognized income from grants	112,917	43,125
Net gain (loss) on settlement of debt	-	-
Interest expense	(205,313)	(103,003)
Net income (loss)	$(1,101,401)	$(631,522)

Revenue

Revenue was $67,434 for the three months ended June 30, 2012 and $139,926 for the three months ended June 30, 2011.  The decrease was mainly the result of consulting revenues.  Consulting revenues consisted of $3,054 and $88,057 of the total revenue for the three months ended June 30, 2012 and 2011, respectively. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $64,380 of the total three months ended June 30, 2012 revenues and $49,300 of the total three months ended June 30, 2011 revenues.  Revenues for F-18 were higher in the three months ended June 30, 2012 as a result of adding a second hospital as a customer; thereby increasing the number of doses sold for the three months ended June 30, 2012 (236) from the three months ended June 30, 2011 (168). Stable isotope sales were $0 and $2,569 for the three months ended June 30, 2012 and 2011 respectively.  The Company discontinued the sale of stable isotopes in the three months ended June 31, 2012 due to the reduction in profitability of that line of product. The Company intends to continue to minimize stable isotope sales at this time due to the low profitability.

Revenue for the three months ended June 30, 2012 and 2011 consists of the following:

	Three months ended June 30, 2012	Three months ended June 30, 2011
F-18	$64,380	$49,300
Stable isotopes	-	2,569
Consulting	3,054	88,057
	$67,434	$139,926

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Three Months Ended June 30, 2012 and 2011 - continued

Cost of Goods Sold

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Goods Sold. The Company has moved the Cost of Goods Sold into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales. The Statement of Operations for the three months ended June 30, 2011 was changed from the way it was originally reflected to correspond with the changes made for the three months ended June 30, 2012.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 and 2011 were $1,076,440 and $711,570, respectively.  The increase in operating expenses from 2011 to 2012 can be attributed to the increase in Stock Options Granted ($295,980 for the three months ended June 30, 2012 versus $(12,350) for the three months ended June 30, 2011), Professional Fees ($257,984 for the three months ended June 30, 2012 versus $220,478 for the three months ended June 30, 2011. These increases were partially offset by a decrease in Sales and Marketing Expenses ($7,625 for the three months ended June 30, 2012 versus $35,298 for the three months ended June 30, 2011).

Operating expenses for the three months ended June 30, 2012 and 2011 consists of the following:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Cost of goods sold	$18,293	$11,464
Depreciation and amortization expense	140,814	136,596
Professional fees	257,984	220,478
Stock options granted	295,980	(12,350)
Payroll expenses	181,145	166,216
General and administrative expenses	174,598	153,868
Sales and marketing expense	7,625	35,298
	$1,076,439	$711,570

Non-Operating Income (Expense)

Non-operating expense for the three months ended June 30, 2012 and 2011 was $92,395 and $59,878, respectively. The increase in non-operating expense was due to an increase in interest expense ($205,312 for the three months ended June 30, 2012 versus $103,003 for the three months ended June 30, 2011), offset by an increase in Recognized income from Grants ($112,917 for the three months ended June 30, 2012 versus $43,125 for the three months ended June 30, 2011).

Non-Operating income (expense) for the three months ended June 30, 2012 and 2011 consists of the following:

	Three months ended June 30, 2012	Three months ended June 30, 2011
Interest expense	$(205,313)	$(103,003)
Net gain (loss) on settlement of debt	-	-
Recognized income from grants	112,917	43,125
	$(92,396)	$(59,878)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Three Months Ended June 30, 2012 and 2011 - continued

Income from Grants

On October 28, 2010, the Company received $1,215,000 net proceeds from the Department of Energy grant for the Proposed Congressionally Directed Project entitled “Research to Develop and Test an Advanced Resorbable Brachytherapy Seed Research for Controlled Delivery of Yttrium-90 Microspheres in Cancer Treatment.” This grant reimburses the Company for anticipated expenditures related to the development of its Brachytherapy project since April 1, 2010. The Company projects this project could cost approximately $5,500,000; however, the Company recognizes the costs could be as high as $8,000,000 before it gets to production.

The Company has chosen to recognize grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2011 the Company recognized $245,727 of a $1,215,000 Department of Energy grant as income with the remaining $945,765 recorded as deferred income as of December 31, 2011. The $245,727 recognized as of December 31, 2011 was for costs incurred for the twelve months ended December 31, 2011. For the three months ended June 30, 2012 the Company recognized an additional $112,917 as income leaving a remaining balance of $770,482 recorded as deferred income as of June 30, 2012. The $112,917 was for costs incurred for the three months ended June 30, 2012.

As of June 30, 2012 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

$1,215,000 Brachytherapy Grant
Grant money received during 2010	$1,215,000
Recognized income from grants in 2010	23,508
Deferred income at December 31, 2010	1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants for the six months ended June 30, 2012	168,283
Deferred income at June 30, 2012	$777,482

Net Loss

Our net loss for the three months ended June 30, 2012 and 2011 was $1,101,401 and $631,522, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At June 30, 2012, we had negative working capital of $6,988,183, as compared to $4,337,105 at June 30, 2011.  During the six months ended June 30, 2012 we experienced negative cash flow from operations of $797,668 and we expended $76,519 for investing activities while adding $835,473 of cash flows from financing activities.  As of June 30, 2012, we had $0 commitments for capital expenditures.

Cash used in operating activities increased from $360,784 for the six month period ending June 30, 2011 to $795,880 for the six month period ending June 30, 2012.  Cash used in operating activities was primarily a result of our net loss, partially offset by non-cash items, such as amortization and depreciation, included in that net loss, and common stock and stock options issued for services and other expenses.  Cash used in investing activities increased from $67,935 for the six month period ended June 30, 2011 to $78,307 for the six month period ended June 30, 2012.  Cash was used to acquire patents and intellectual property during the 2012 and 2011 six month periods.  Cash provided from financing activities increased from $(155,539) for the six month period ending June 30, 2011 to $835,473 for the six month period ending June 30, 2012. The increase in cash provided from financing activities was primarily a result of increase in proceeds from convertible debt and common stock subscriptions along with a decrease in payments on convertible debt.

We have generated material operating losses since inception.  We have incurred a net loss of $23,448,585 from January 1, 2006 through June 30, 2012, including a net loss of $4,055,026 for the twelve months ended December 31, 2010, and a net loss of $2,749,616 for the twelve months ended December 31, 2011. We expect to continue to experience net operating losses.  Historically, we have relied upon investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion, although we can provide no assurance that additional investor funds will be available on terms acceptable to us.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Contractual Obligations (payments due by period as of June 30, 2012)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$815,708	$815,708	$-	$-	$-
Production Center Lease	$4,761	$4,761	$-	$-	$-
License Agreement with Regents of the University of California	$565,000	$145,000	$180,000	$180,000	$60,000 each year
License Agreement with Battelle Memorial Institute	$125,000	$2,500	$22,500	$75,000	$25,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of our major stockholders, which we obtained during September 2007.  The purpose of the lease agreements was to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We were in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor.  We believed at the time of the issuance of the December 31, 2008 financial statements that we had remedied the default which existed at year end.  Accordingly we recorded a current and long term portion of the capital leases.  Subsequent to the issuance of the December 31, 2008 financial statements, we determined that more likely than not that the Company is in default of the terms of the capital leases.  Accordingly we recorded the entire value of the leases as a current obligation.  The Company was in default on the capital lease obligation as of December 31, 2009 due to failure to maintain the minimum debt service ratio identified in the lease.  However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. We were in default on a covenant in the capital lease obligations as of December 31, 2011 and June 30, 2012 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly we recorded the entire value of the leases as a current obligation for the year ended December 31, 2011 and for the six months ended June 30, 2012.

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated stockholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011.  During the year ended December 31, 2011 and 2010 the Company incurred rent expenses for this facility totaling $54,869 and $50,622, respectively.  During the six months ended June 30, 2012 and 2011 the Company incurred rent expenses for this facility totaling $28,567 and $26,454, respectively. In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2011 the Company amortized $37,500 of this stock issuance and recognized it as rent expense. For the six months ended June 30, 2012 and 2011 the Company amortized $18,750 and $18,750, respectively, of this stock issuance and recognized it as rent expense.

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

Changes in Accounting and Financial Disclosures

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Goods Sold. The Company has moved the Cost of Goods Sold into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales. The Statement of Operations for the six months ended June 31, 2011 was changed from the way it was originally reflected to correspond with the changes made for the six months ended June 30, 2012.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of June 30, 2012, the Company has experienced no bad debt write offs from operations.

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

Revenue for the six months ended June 30, 2012 consisted of the sales of Flouride 18 and Consulting Revenue. Revenue for the six months year ended June 30, 2011 consisted of the sales of Oxygen 18 (stable isotope), Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of June 30, 2012 and June 30, 2011 are as follows:

	June 30, 2012	June 30, 2011
Convertible debt	18,589,516	6,919,058
Common stock options	10,335,000	9,590,000
Total potential dilutive securities	28,924,516	16,509,058

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the six months ended June 30, 2012 and 2011. During the six months ended June 30, 2012 and 2011, the Company incurred $8,659 and $58,589, respectively, in advertising and marketing costs.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the year ended December 31, 2011 or the six months ended June 30, 2012.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2011 or on June 30, 2012.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the year ended December 31, 2011 and the six months ended June 30, 2012, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease during the year 2012.

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

Recently Issued Accounting Pronouncements

The Company reviews recently issued accounting pronouncements on a quarterly basis. As of June 30, 2012 there are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during this current fiscal quarter (our second fiscal quarter of 2012) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2012, in exchange for $132,800, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 53,120 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $132,800. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.09 per share.

In April 2012, in exchange for $100,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 40,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $100,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.10 per share.

In May 2012, in exchange for $55,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 22,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $55,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.09 per share.

In May 2012, in exchange for $70,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 28,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $70,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.10 per share.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds. - continued

Common stock issued for services and other - continued

In April 2012 the Company issued 20,000 shares of common stock with a total fair market value of $1,800. The fair market value of the shares issued was $0.09 per share. The shares were issued to a consultant for $1,800 worth of current year services.

In June 2012 the Company issued 250,000 shares of common stock with a total fair market value of $50,000. The fair market value of the shares issued was $0.20 per share. The shares were issued to a consultant for $50,000 worth of current year services.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: August 14, 2012	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ L .Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)