Form 10-Q
period 2012-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2012-11-13
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2012
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of November 13, 2012 was 79,099,019.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3
	Condensed Statements of Operations for the Three Months and the Nine Months ended September 30, 2012 (unaudited) and the Three Months and the Nine Months ended September 30, 2011 (unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period ended September 30, 2012 (unaudited)	5
	Condensed Statements of Cash Flow for the Nine Months ended September 30, 2012 (unaudited) and the Nine Months ended September 30, 2011 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6.	Exhibits	40

SIGNATURES		40

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Condensed Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current Assets:
Cash	$47,381	$52,557
Accounts receivable - trade	23,849	13,699
Prepaid expenses	7,737	1,060
Prepaid expenses paid with stock, current portion	-	35,375
Inventory	3,625	9,675
Total current assets	82,592	112,366

Fixed assets, net of accumulated depreciation	312,984	671,944

Other assets:
License fees, net of amortization	19,186	9,722
Patents and intellectual property	399,152	317,224
Deposits	5,406	5,406
Total other assets	423,744	332,352

Total assets	$819,320	$1,116,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,198,402	$929,496
Accrued interest payable	703,853	422,279
Payroll liabilities payable	62,704	62,421
Deferred income	535,320	945,765
Short term loan payable	60,000	116,000
Loans from stockholder	54,592	83,468
Related party convertible notes payable, net	3,172,569	2,361,231
Current portion of long-term debt	33,086	-
Current portion of capital lease obligations	366,768	430,000
Total current liabilities	6,187,294	5,350,660

Long term liabilities:
Long-term debt, net of current portion	2,760	-
Capital lease obligations, net of current portion	375,000	601,813
Convertible notes payable, net	134,488	-
Total liabilities	6,699,542	5,952,473

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
78,242,019 and 70,653,399 shares issued and outstanding,
respectively	78,242	70,653
Paid in capital	22,740,009	19,174,984
Accumulated deficit	(28,698,473)	(24,081,448)
Total stockholders’ equity (deficit)	(5,880,222)	(4,835,811)

Total liabilities and stockholders’ equity (deficit)	$819,320	$1,116,662

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues	$65,250	$55,560	$181,268	$346,043

Operating expenses
Cost of goods sold	22,292	17,120	57,444	53,658
Sales and marketing expenses	8,800	508	17,459	59,097
Depreciation and amortization	101,454	136,596	381,746	409,788
Professional fees	902,654	95,093	1,696,882	595,659
Stock options granted	640,000	50,000	1,052,980	50,000
Payroll expenses	168,861	163,122	534,376	575,539
General and administrative expenses	500,716	117,708	785,215	415,856
Total operating expenses	2,344,777	580,147	4,526,102	2,159,597

Operating loss	(2,279,527)	(524,587)	(4,344,834)	(1,813,554)

Non-operating income (expense)
Interest expense	(325,481)	(95,890)	(682,086)	(297,934)
Net loss on settlement	-	(25,000)	(550)	(25,000)
Recognized income from grants	242,162	47,453	410,445	153,673
Non-operating income (expense), net	(83,319)	(73,437)	(272,191)	(169,261)

Loss before Income Taxes	(2,362,846)	(598,024)	(4,617,025)	(1,982,815)

Income Tax Provision	-	-	-	-

Net Loss	$(2,362,846)	$(598,024)	$(4,617,025)	$(1,982,815)

Loss per common share	$(0.03)	$(0.01)	$(0.06)	$(0.03)

Weighted average common shares outstanding	76,660,889	69,913,167	74,437,138	68,992,551

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2011 (audited)	70,653,399	$70,653	$19,174,984	$(24,081,448)	$(4,835,811)

Common stock issued for:
Services	7,260,500	7,261	1,183,685	-	1,190,946
Debt	15,000	15	2,535	-	2,550
Loan fees on convertible debt	313,120	313	77,885	-	78,198
Options and warrants issued for services	-	-	1,140,920	-	1,140,920
Debt discount on convertible debt	-	-	1,160,000	-	1,160,000
Net loss	-	-	-	(4,617,025)	(4,617,025)
Balances at September 30, 2012	78,242,019	$78,242	$22,740,009	$(28,698,473)	$(5,880,222)

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Cash Flow
(Unaudited)
	Nine months ended
	September 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(4,617,025)	$(1,982,815)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	373,710	404,790
Amortization of licenses and intangible assets	8,036	4,998
Amortization of convertible debt discount	241,224	37,861
Amortization of prepaid expenses paid with stock	35,375	79,574
Common stock issued for services	1,190,946	18,000
Stock options and warrants issued for services	1,140,920	50,000
Loss on settlement of receivables	-	25,000
Changes in operating assets and liabilities:
Accounts receivable	(10,150)	(8,479)
Accounts receivable - other	-	400,504
Inventory	6,050	(13,450)
Prepaid expenses	(6,677)	38,027
Accounts payable	318,181	362,625
Payroll liabilities	283	(39,116)
Accrued interest	281,574	120,229
Deferred income	(410,445)	(153,673)
Net cash used by operating activities	(1,447,998)	(577,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	(14,750)	(77,094)
Cash used to acquire equipment	(99,428)	-
Net cash used by investing activities	(114,178)	(77,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(28,876)	(33,064)
Principal payments on capital lease	(290,045)	(297,953)
Proceeds from short term loan	105,000	-
Payments on short term loan	(161,000)	-
Proceeds from convertible note	1,942,800	365,066
Payments on convertible note	-	(293,750)
Principal payments on long-term debt	(10,879)	-
Proceeds from exercise of options and warrants	-	343,750
Net cash provided by financing activities	1,557,000	84,049

Net increase in cash	(5,176)	(570,738)
Cash, beginning of period	52,557	589,390

CASH, END OF PERIOD	$47,381	$18,652

Supplemental disclosures of cash flow information:
Cash paid for interest	$199,639	$122,708
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 1:                      BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2012.

Reclassification

Certain prior period amounts in the condensed financial statements have been reclassified to conform to current period presentation.

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

We anticipate a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. As of September 30, 2012 we have $47,381 cash on hand which means there will be an anticipated shortfall of nearly the full $16.5 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Production equipment	$2,131,377	$2,116,627
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,599,403
Less accumulated depreciation	(2,301,169)	(1,927,459)
	$312,984	$671,944

Accumulated depreciation related to fixed assets is as follows:

	September 30, 2012	December 31, 2011
Production equipment	$1,826,998	$1,521,519
Building	446,772	382,945
Leasehold improvements	3,235	2,801
Office equipment	24,164	20,194
	$2,301,169	$1,927,459

Depreciation expense for the above fixed assets for the nine months ended September 30, 2012 and 2011, respectively, was $373,710 and $404,790.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
License Fee	$112,500	$95,000
Less accumulated amortization	(93,314)	(85,278)
	19,186	9,722
Patents and intellectual property	399,152	317,224
Intangible assets net of accumulated amortization	$418,338	$326,946

Amortization expense for the above intangible assets for the nine months ended September 30, 2012 and 2011, respectively, was $8,036 and $4,998.

NOTE 5:                      RELATED PARTY TRANSACTIONS

Indebtedness from Related Parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is our chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of our common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090.  This note is currently under negotiation for another extension for another year to October 31, 2013. There is no security held as collateral for this loan.  As of September 30, 2012, the payment due September 30, 2012 was not paid. This September 30, 2012 payment was paid on October 11, 2012.  The Company paid $28,877 in principal and $3,843 in interest to the holders of this loan for the nine months ended September 30, 2012. As of September 30, 2012 and December 31, 2011, the outstanding balance on this loan was $54,592 and $83,468, respectively.

The Company issued various shares of common stock and convertible promissory notes during the nine months ended September 30, 2012 to a director and major stockholder. The details of these transactions are outlined in NOTE 11 STOCKHOLDERS’ EQUITY - Common Stock Issued for Convertible Debt.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 5:                      RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility, located in Kennewick, Washington from a stockholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011 and continue through the month ended July 31, 2012. Subsequent to July 31, 2012 the Company is renting this space on a month to month basis at $11,904 per month. During the nine months ended September 30, 2012 and 2011 the Company incurred rent expenses for this facility totaling $52,374 and $40,385, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the nine months ended September 30, 2012 and 2011 the Company amortized $21,875 and $28,125 of this stock issuance and recognized it as rent expense.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. Effective February 28, 2012 and retroactive back to December 1, 2011, the $2,328 rental payment per month was adjusted to $2,500 rental payment per month. The monthly rental was again adjusted to $2,675 for the months of March and April, 2012 and adjusted again to $2,850 effective for the months May through September, 2012. During the nine months ended September 30, 2012 and 2011 the Company incurred rent expenses for this facility totaling $24,367 and $24,567, respectively.

There are no future minimum rental payments as the Company’s current rental agreements either expired as of July 2012 or are on a month to month basis.

Rental expense for the nine months ended September 30, 2012 and 2011 consisted of the following:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$52,374	$40,385
Rental expense in the form of stock issuance	21,875	28,125
Corporate office	24,367	24,567
Total Rental Expense	$98,617	$93,077

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 6:                      PREPAID EXPENSES PAID WITH STOCK

In period periods, the Company has issued stock to companies for a service agreement and has issued stock for prepaid rent. As of September 30, 2012 and December 31, 2011, the prepaid rent expenses paid with stock were $0 and $35,375, respectively.

NOTE 7:                       CAPITAL LEASE OBLIGATIONS

At the time of our December 31, 2011 audit we were in default on a covenant in the capital lease obligations due to failure to maintain the minimum debt service ratio required by the leases. Accordingly we recorded the entire value of the leases as a current obligation in our audited December 31, 2011 financial statements. During the nine months ended September 30, 2012 the Company was able to come into compliance with the minimum debt service coverage ratio stipulated in the loan covenants due to the additional convertible debt raised during the period.  Due to the Company coming into compliance we recognized current and long term portions of the lease on our balance sheet at September 30, 2012 and accordingly reclassified the December 31, 2011 capital lease obligations to current and long term portions as of that date.

NOTE 8:                      DEBT

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

The Company has accrued interest expense of $871 related to the prepayment cost in the financial statements for the year ending December 31, 2011. The Company prepaid the note in full April 13, 2012 and therefore has recorded interest expense of $27,685 related to the prepayment cost in the accompanying financial statements for the nine months ending September 30, 2012.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 8:                      DEBT - continued

The Company has accrued interest expense of $621 related to the prepayment cost in the financial statements for the year ending December 31, 2011. The Company prepaid the note in full May 18, 2012 and therefore has recorded interest expense of $33,337 related to the prepayment cost in the accompanying financial statements for the nine months ending September 30, 2012.

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

The Company prepaid the note in full July 17, 2012 and therefore has recorded interest expense of $20,366 related to the prepayment cost in the accompanying financial statements for the nine months ending September 30, 2012.

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

The Company prepaid the note in full October 15, 2012 and therefore has accrued interest expense of $32,367 related to the prepayment cost in the accompanying financial statements for the nine months ending September 30, 2012.

The Company had credit card debt of $46,725 that was converted to a promissory note March 15, 2012 secured by personal guarantees of Mr. Katzaroff, CEO and Mr. Jolliff, CFO of the Company. The note calls for $2,500 up front payment and nineteen payments of $2,568 including interest of twelve percent. As of September 30, 2012 the payments for August and September, 2012 had not yet been paid. For the nine month period ending September 30, 2012 the Company paid $10,879 in principal and $1,894 in interest towards the debt. The balance of the debt was $35,846 at September 30, 2012 of which $33,086 was recorded as current and $2,760 was recorded as long term.

The Company had received $1,060,000 in cash as of September 30, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.10.  In addition the Convertible Debt instruments have an equal amount of $0.15, five year common stock warrants and Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal. The Company has recorded a debt discount to account for the warrants and convertible nature of the note totaling $1,060,000. As of September 30, 2012, $134,766 has been recognized in interest expense for amortization of the debt discount.

The Company had received $100,000 in cash as of September 30, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.12.  In addition the Convertible Debt instruments has an equal amount of $0.18, five year common stock warrants and Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal. The Company has recorded a debt discount to account for the warrants and convertible nature of the note totaling $100,000. As of September 30, 2012, $722 has been recognized in interest expense for amortization of the debt discount.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 9:                      INCOME FROM GRANTS AND DEFERRED INCOME

The Company has chosen to recognize grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2011 the Company recognized $245,727 of a $1,215,000 Department of Energy grant as income with the remaining $945,765 recorded as deferred income as of December 31, 2011. The $245,727 recognized as of December 31, 2011 was for costs incurred for the twelve months ended December 31, 2011. For the nine months ended September 30, 2012 the Company recognized an additional $410,445 as income leaving a remaining balance of $535,320 recorded as deferred income as of September 30, 2012. The $410,445 was for costs incurred for the nine months ended September 30, 2012.

As of September 30, 2012 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

$1,215,000 Brachytherapy Grant
Grant money received during 2010	$1,215,000
Recognized income from grants in 2010	23,508
Deferred income at December 31, 2010	1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants for the nine months ended September 30, 2012	410,445
Deferred income at September 30, 2012	$535,320

 NOTE 10:                    COMMON STOCK OPTIONS AND WARRANTS

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options and warrants, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock options during the nine months ended September 30, 2012:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2011	5,135,000	$0.20-0.50	0.94 years	$315,000	$0.35
Options granted	9,150,000	$0.09-0.25	3.26 years	$270,000	$0.15
Options exercised	-	$-	-	$-	$-
Options expired	(4,010,000)	$0.20-0.50	-	$(315,000)	$0.37
Balance at September 30, 2012	10,275,000	$0.09-0.30	3.05 years	$270,000	$0.17

Exercisable at December 31, 2011	5,135,000	$0.20-0.50	0.94 years	$315,000	$0.35

Exercisable at September 30, 2012	10,275,000	$0.09-0.30	3.05 years	$270,000	$0.17

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

 NOTE 10:                    COMMON STOCK OPTIONS AND WARRANTS - continued

The following schedule summarizes the changes in the Company’s stock warrants during the nine months ended September 30, 2012:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2011	-	-	-	-	-
Warrants granted	11,600,000	$0.15-0.18	4.82 years	1,209,000	$0.15
Warrants exercised	-	$-	-	-	$-
Warrants expired	-	$-	-	-	$-
Balance at September 30, 2012	11,600,000	$0.15-0.18	4.82 years	1,209,000	$0.15

Exercisable at December 31, 2011	-	$-	-	-	$-

Exercisable at September 30, 2012	11,600,000	$0.15-0.18	4.82 years	1,209,000	$0.15

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 11:                    STOCKHOLDERS’ EQUITY

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

In August 2012 the Company issued 3,000,000 shares of common stock with a total fair market value of $780,000. The fair market value of the shares issued was $0.26 per share. The shares were issued for $780,000 worth of current year services.

Common Stock Issued for Convertible Debt

The Company issued 51,400 shares of its common stock and a convertible promissory note in the amount of $128,500 with interest payable at 10% per annum in January 2012 to our major stockholder, who is also a Director. The Note matures in January of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.15 per share. The value of the $128,500 debt plus the $0.15 fair market value of the 51,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $128,500 debt and the value of the 51,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $113,952 toward the debt and $7,274 to the shares and $7,274 to the beneficial conversion feature. The $7,274 value of the shares and the $7,274 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $9,699 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $123,651 as of September 30, 2012. Additionally, $8,568 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2012.

The Company issued 48,600 shares of its common stock and a convertible promissory note in the amount of $121,500 with interest payable at 10% per annum in February 2012 to our major stockholder, who is also a Director. The Note matures in February of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.16 per share. The value of the $121,500 debt plus the $0.16 fair market value of the 48,600 shares at the date of the agreement was prorated to arrive at the allocation of the original $121,500 debt and the value of the 48,600 shares and the beneficial conversion feature. The computation resulted in an allocation of $106,884 toward the debt and $7,308 to the shares and $7,308 to the beneficial conversion feature. The $7,308 value of the shares and the $7,308 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $8,830 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $115,714 as of September 30, 2012. Additionally, $7,341 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2012.

The Company issued 46,000 shares of its common stock and a convertible promissory note in the amount of $115,000 with interest payable at 10% per annum in March 2012 to our major stockholder, who is also a Director. The Note matures in March of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.14 per share. The value of the $115,000 debt plus the $0.14 fair market value of the 46,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $115,000 debt and the value of the 46,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $102,804 toward the debt and $6,098 to the shares and $6,098 to the beneficial conversion feature. The $6,098 value of the shares and the $6,098 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $6,352 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $109,156 as of September 30, 2012. Additionally, $5,990 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2012.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 53,120 shares of its common stock and a convertible promissory note in the amount of $132,800 with interest payable at 10% per annum in April 2012 to our major stockholder, who is also a Director. The Note matures in April of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $132,800 debt plus the $0.09 fair market value of the 53,120 shares at the date of the agreement was prorated to arrive at the allocation of the original $132,800 debt and the value of the 53,120 shares and the beneficial conversion feature. The computation resulted in an allocation of $123,570 toward the debt and $4,615 to the shares and $4,615 to the beneficial conversion feature. The $4,615 value of the shares and the $4,615 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $4,207 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $127,777 as of September 30, 2012. Additionally, $6,020 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2012.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in April 2012 to our major stockholder, who is also a Director. The Note matures in April of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $100,000 debt plus the $0.10 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $92,308 toward the debt and $3,846 to the shares and $3,846 to the beneficial conversion feature. The $3,846 value of the shares and the $3,846 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,203 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $95,511 as of September 30, 2012. Additionally, $4,170 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2012.

The Company issued 22,000 shares of its common stock and a convertible promissory note in the amount of $55,000 with interest payable at 10% per annum in May 2012 to our major stockholder, who is also a Director. The Note matures in May of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $55,000 debt plus the $0.09 fair market value of the 22,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $55,000 debt and the value of the 22,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $51,178 toward the debt and $1,911 to the shares and $1,911 to the beneficial conversion feature. The $1,911 value of the shares and the $1,911 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,434 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $52,612 as of September 30, 2012. Additionally, $2,063 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2012.

The Company issued 28,000 shares of its common stock and a convertible promissory note in the amount of $70,000 with interest payable at 10% per annum in May 2012 to our major stockholder, who is also a Director. The Note matures in May of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $70,000 debt plus the $0.10 fair market value of the 28,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $70,000 debt and the value of the 28,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $64,616 toward the debt and $2,692 to the shares and $2,692 to the beneficial conversion feature. The $2,692 value of the shares and the $2,692 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,796 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $66,412 as of September 30, 2012. Additionally, $2,330 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2012.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 24,000 shares of its common stock and a convertible promissory note in the amount of $60,000 with interest payable at 10% per annum in August 2012 to our major stockholder, who is also a Director. The Note matures in August of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.245 per share. The value of the $60,000 debt plus the $0.245 fair market value of the 24,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $60,000 debt and the value of the 24,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,290 toward the debt and $5,355 to the shares and $5,355 to the beneficial conversion feature. The $5,355 value of the shares and the $5,355 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $890 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,180 as of September 30, 2012. Additionally, $500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2012.

NOTE 12:                    SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2011, the Company issued 156,167 shares of common stock for an extinguishment of $46,850 worth of debt and issued 1,235,000 options for an extinguishment of $234,650 worth of debt.

During the three months ended September 30, 2011, the Company issued 1,235,000 options for an extinguishment of $234,650 worth of debt and 146,026 shares of common stock for loan fees on convertible debt of $62,155.

During the three months ended March 31, 2012, the Company issued 15,000 shares of common stock for an extinguishment of $2,550 worth of debt.

During the three months ended September 30, 2012, the Company issued 313,120 shares of common stock for loan fees on convertible debt of $78,198 and recorded a debt discount on convertible debt of $1,160,000.

NOTE 13:                    SUBSEQUENT EVENTS

The Company prepaid a $60,000 note on October 15, 2012 and paid an additional $32,367 for accrued interest expense related to the prepayment fee.

The Company received $15,000 in funds as non-secured Convertible Notes in October 2012. This Convertible Debt has an eighteen month term with interest accruing at an annual rate of 12%, and a conversion price of $0.12. The Convertible debt carries an equal amount of $0.18, five year common stock warrants and Additional Investment Rights to purchase additional common stock shares and corresponding amount of warrants equal to forty percent of the convertible note principal.

In October 2012 the Company received $145,000 from a related party in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.15 per share. In addition the Company issued the note holder 58,000 shares of its common stock as a loan origination fee.

In October 2012 the Company received $110,000 from a related party in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.14 per share. In addition the Company issued the note holder 44,000 shares of its common stock as a loan origination fee.

In October 2012 the Company issued an 8% Convertible Promissory Note in the amount of $63,000 to an unrelated company. The note calls for a $3,000 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 90 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $63,000 and the accrued interest.

In November 2012 the Company received $12,500 from a related party in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.16 per share. In addition the Company issued the note holder 5,000 shares of its common stock as a loan origination fee.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2012 (unaudited) and the year ended December 31, 2011

NOTE 13:                    SUBSEQUENT EVENTS - continued

In November 2012 the Company issued an 8% Convertible Promissory Note in the amount of $42,500 to an unrelated company. The note calls for a $2,500 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 90 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $42,500 and the accrued interest.

In November 2012 the Company issued 750,000 shares of its common stock to an officer of the Company. The shares were valued at $0.20 per share on the date of issuance in exchange for services of $150,000.

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

Employees

As of September 30, 2012, we had ten employees, of whom three were full-time employees.  At any given time, we utilize eight to ten independent contractors to assist with our operations.  We do not have a collective bargaining agreement with any of our employees, and we believe our relations with our employees are good.

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

2008	$10,000	*
2009	$15,000	*
2010	$15,000	*
2011	$45,000	*
2012 and each year thereafter	$60,000	*
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

Patent filing costs totaling $81,927, and $77,094 were capitalized during the nine months ended September 30, 2012, and 2011; resulting in a total $399,152 of capitalized patents at September 30, 2012.  The patents are pending and are being developed, and as such, they are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Research and Development

The costs expensed in the nine months ended September 30, 2012 and 2011 were $668,541 and $297,965, respectively. The $297,965 spent for the nine months ended September 30, 2011 were $153,673 towards the Brachytherapy Project and $144,292 towards the Molybdenum Project. The $668,541 spent for the nine months ended September 30, 2012 were $410,445 towards the Brachytherapy Project and $258,096 towards the Molybdenum Project and consists of the following:

	Brachytherapy	Molybdenum
Supplies	$-	$-
Amortization	5,537	2,499
Conferences & seminars	-	1,034
Depreciation expense	737	-
Marketing	-	-
Office Supplies	256	134
Payroll and benefits	66,322	27,018
Consulting fees	4,752	16,993
Consulting fees – stock based	52,667	187,667
Legal fees	-	-
Research	270,123	-
Stock options granted	9,000	6,000
Telephone	472	221
Travel	579	16,530
Total	$410,445	$258,096

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Nine Months Ended September 30, 2012 and 2011

The following table sets forth information from our statements of operations for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenues	$181,268	$346,043

Operating expenses	4,526,102	2,159,597

Operating loss	(4,344,834)	(1,813,554)
Non-operating income (expense)
Recognized income from grants	410,445	153,673
Net loss on settlement	(550)	(25,000)
Interest expense	(682,086)	(297,934)
Net income (loss)	$(4,617,025)	$(1,982,815)

Revenue

Revenue was $181,268 for the nine months ended September 30, 2012 and 346,043 for the nine months ended September 30, 2011.  The decrease was the result of consulting revenues and the sales of stable isotopes.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $175,160 of the total nine months ended September 30, 2012 revenues and $146,160 of the total nine months ended September 30, 2011 revenues.  Revenues for F-18 were higher in the nine months ended September 30, 2012 as a result of adding a second hospital as a customer; thereby increasing the number of doses sold  for the nine months ended September 30, 2012 (623) from the nine months ended September 30, 2011 (505). Stable isotope sales were $0 and $20,769 for the nine months ended September 30, 2012 and 2011, respectively.  The Company discontinued the sale of stable isotopes in the nine months ended September 30, 2012 due to the reduction in profitability of that line of product. The Company intends to continue to minimize stable isotope sales at this time due to the low profitability. Consulting revenues consisted of $6,108 and $179,114 of the total nine months ended September 30, 2012 and 2011 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. The Company has reduced the time provided toward Consulting revenues in the nine months ended September 30, 2012.

Revenue for the nine months ended September 30, 2012 and 2011 consists of the following:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
F-18	$175,160	$146,160
Stable isotopes	-	20,769
Consulting	6,108	179,114
	$181,268	$346,043

Cost of Goods Sold

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Goods Sold. The Company has moved the Cost of Goods Sold into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales. The Statement of Operations for the nine months ended September 30, 2011 was changed from the way it was originally reflected to correspond with the changes made for the nine months ended September 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 and 2011 was $4,526,102 and $2,159,597, respectively.  The increase in operating expenses from 2011 to 2012 can be attributed to the increase in Stock Options Granted expense ($50,000 for the nine months ended September 30, 2011 versus $1,052,980 for the nine months ended September 30, 2012); the increase of Professional Fees ($595,659 for the nine months ended September 30, 2011 versus $1,696,882 for the nine months ended September 30, 2012); and the increase of General and Administrative Expenses ($415,856 for the nine months ended September 30, 2011 versus $785,215 for the nine months ended September 30, 2012). Part of this increase in expenses was offset by an decrease in Payroll expenses ($575,539 for the nine months ended September 30, 2011 versus $534,376 for the nine months ended September 30, 2012) and the decrease in Sales and Marketing expenses ($59,097 for the nine months ended September 30, 2011 versus $17,459 for the nine months ended September 30, 2012).

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cost of goods sold	$57,444	$53,658
Depreciation and amortization expense	381,746	409,788
Professional fees	1,696,882	595,659
Stock options granted	1,052,980	50,000
Payroll expenses	534,376	575,539
General and administrative expenses	785,215	415,856
Sales and marketing expense	17,459	59,097
	$4,526,102	$2,159,597

Non-Operating Income (Expense)

Non-operating expense for the nine months ended September 30, 2012 and 2011 was $272,191 and $169,261, respectively. The increase in non-operating expense was due to an increase in interest expense ($682,086 for the nine months ended September 30, 2012 versus $297,934 for the nine months ended September 30, 2011). Part of this increase in non-operating expense was offset by an increase in grant income recognized ($410,445 for the nine months ended September 30, 2012 versus $153,673 for the nine months ended September 30, 2011).

Non-Operating income (expense) for the nine months ended September 30, 2012 and 2011 consists of the following:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Interest expense	$(682,086)	$(297,934)
Net loss on settlement	(550)	(25,000)
Recognized income from grants	410,445	153,673
	$(272,191)	$(169,261)

Net Loss

Our net loss for the nine months ended September 30, 2012 and 2011 was $4,617,025 and $1,982,815, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

The following table sets forth information from our statements of operations for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Revenues	$65,250	$55,560

Operating expenses	2,344,777	580,147

Operating loss	(2,279,527)	(524,587)
Non-operating income (expense)
Recognized income from grants	242,162	47,453
Net loss on settlement	-	(25,000)
Interest expense	(325,481)	(95,890)
Net income (loss)	$(2,362,846)	$(598,024)

Revenue

Revenue was $65,250 for the three months ended September 30, 2012 and $55,560 for the three months ended September 30, 2011.  The increase was mainly the result of F-18 sales. In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  Revenues for F-18 were higher in the three months ended September 30, 2012 as a result of adding a second hospital as a customer; thereby increasing the number of doses sold for the three months ended September 30, 2012 (235) from the three months ended September 30, 2011 (162). F-18 sales accounted for $65,250 of the total three months ended September 30, 2012 revenues and $47,560 of the total three months ended September 30, 2011 revenues. Consulting revenues consisted of $0 and $3,000 of the total revenue for the three months ended September 30, 2012 and 2011, respectively. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. Stable isotope sales were $0 and $5,000 for the three months ended September 30, 2012 and 2011 respectively.  The Company discontinued the sale of stable isotopes in the three months ended September 30, 2012 due to the reduction in profitability of that line of product. The Company intends to continue to minimize stable isotope sales at this time due to the low profitability.

Revenue for the three months ended September 30, 2012 and 2011 consists of the following:

	Three months ended September 30, 2012	Three months ended September 30, 2011
F-18	$65,250	$47,560
Stable isotopes	-	5,000
Consulting	-	3,000
	$65,250	$55,560

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Three Months Ended September 30, 2012 and 2011 - continued

Cost of Goods Sold

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Goods Sold. The Company has moved the Cost of Goods Sold into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales. The Statement of Operations for the three months ended September 30, 2011 was changed from the way it was originally reflected to correspond with the changes made for the three months ended September 30, 2012.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 and 2011 were $2,344,777 and $580,147, respectively.  The increase in operating expenses from 2011 to 2012 can be attributed to the increase in Stock Options Granted ($640,000 for the three months ended September 30, 2012 versus $50,000 for the three months ended September 30, 2011), Professional Fees ($902,655 for the three months ended September 30, 2012 versus $95,093 for the three months ended September 30, 2011, General and Administrative Expenses ($500,716 for the three months ended September 30, 2012 versus $117,708 for the three months ended September 30, 2011, Sales and Marketing Expenses ($8,800 for the three months ended September 30, 2012 versus $508 for the three months ended September 30, 2011. These increases were partially offset by a decrease in Depreciation and Amortization Expenses ($101,454 for the three months ended September 30, 2012 versus $136,596 for the three months ended September 30, 2011).

Operating expenses for the three months ended September 30, 2012 and 2011 consists of the following:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Cost of goods sold	$22,292	$17,120
Depreciation and amortization expense	101,454	136,596
Professional fees	902,655	95,093
Stock options granted	640,000	50,000
Payroll expenses	168,860	163,122
General and administrative expenses	500,716	117,708
Sales and marketing expense	8,800	508
	$2,344,777	$580,147

Non-Operating Income (Expense)

Non-operating expense for the three months ended September 30, 2012 and 2011 was $83,319 and $73,437, respectively. The increase in non-operating expense was due to an increase in interest expense ($325,481 for the three months ended September 30, 2012 versus $95,890 for the three months ended September 30, 2011). The increase in non-operating expenses was partially offset by an increase in Recognized income from Grants ($242,162 for the three months ended September 30, 2012 versus $47,453 for the three months ended September 30, 2011).

Non-Operating income (expense) for the three months ended September 30, 2012 and 2011 consists of the following:

	Three months ended September 30, 2012	Three months ended September 30, 2011
Interest expense	$(325,481)	$(95,890)
Net loss on settlement	-	(25,000)
Recognized income from grants	242,162	47,453
	$(83,319)	$(73,437)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Three Months Ended September 30, 2012 and 2011 - continued

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

For the twelve months ended December 31, 2011 the Company recognized $245,727 of a $1,215,000 Department of Energy grant as income with the remaining $945,765 recorded as deferred income as of December 31, 2011. The $245,727 recognized as of December 31, 2011 was for costs incurred for the twelve months ended December 31, 2011. For the three months ended September 30, 2012 the Company recognized an additional $242,162 as income leaving a remaining balance of $535,320 recorded as deferred income as of September 30, 2012. The $242,162 was for costs incurred for the three months ended September 30, 2012.

As of September 30, 2012 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

$1,215,000 Brachytherapy Grant
Grant money received during 2010	$1,215,000
Recognized income from grants in 2010	23,508
Deferred income at December 31, 2010	1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants for the nine months ended September 30, 2012	410,445
Deferred income at September 30, 2012	$535,320

Net Loss

Our net loss for the three months ended September 30, 2012 and 2011 was $2,362,846 and $598,024, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At September 30, 2012, we had negative working capital of $6,234,036, as compared to $4,601,084 at September 30, 2011.  During the nine months ended September 30, 2012 we experienced negative cash flow from operations of $1,447,998 and we expended $114,178 for investing activities while adding $1,557,000 of cash flows from financing activities.  As of September 30, 2012, we had $0 commitments for capital expenditures.

Cash used in operating activities increased from $577,693 for the nine month period ending September 30, 2011 to $1,447,998 for the nine month period ending September 30, 2012.  Cash used in operating activities was primarily a result of our net loss, partially offset by non-cash items, such as amortization and depreciation, included in that net loss, and common stock and stock options issued for services and other expenses.  Cash used in investing activities increased from $77,094 for the nine month period ended September 30, 2011 to $114,178 for the nine month period ended September 30, 2012.  Cash was used to acquire equipment and patents and intellectual property during the 2012 nine month period and patents and intellectual property during the 2011 nine month period. Cash provided from financing activities increased from $84,049 for the nine month period ending September 30, 2011 to $1,557,000 for the nine month period ending September 30, 2012. The increase in cash provided from financing activities was primarily a result of increase in proceeds from convertible debt along with a decrease in payments on convertible debt and a decrease in proceeds from exercise of options and warrants.

We have generated material operating losses since inception.  We have incurred a net loss of $25,811,431 from January 1, 2006 through September 30, 2012, including a net loss of $4,055,026 for the twelve months ended December 31, 2010, and a net loss of $2,749,616 for the twelve months ended December 31, 2011. We expect to continue to experience net operating losses.  Historically, we have relied upon investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion, although we can provide no assurance that additional investor funds will be available on terms acceptable to us.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Contractual Obligations (payments due by period as of September 30, 2012)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$741,768	$366,700	$375,068	$-	$-
Production Center Lease	$-	$-	$-	$-	$-
License Agreement with Regents of the University of California	$565,000	$145,000	$180,000	$180,000	$60,000 each year
License Agreement with Battelle Memorial Institute	$125,000	$2,500	$22,500	$75,000	$25,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of our major stockholders, which we obtained during September 2007.  The purpose of the lease agreements was to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We were in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor.  We believed at the time of the issuance of the December 31, 2008 financial statements that we had remedied the default which existed at year end.  Accordingly we recorded a current and long term portion of the capital leases.  Subsequent to the issuance of the December 31, 2008 financial statements, we determined that more likely than not that the Company is in default of the terms of the capital leases.  Accordingly we recorded the entire value of the leases as a current obligation.  The Company was in default on the capital lease obligation as of December 31, 2009 due to failure to maintain the minimum debt service ratio identified in the lease.  However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. We were in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly we recorded the entire value of the leases as a current obligation in our audited December 31, 2011 financial statements. However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at September 30, 2012 and accordingly recognized current and long term portions of the lease on its balance sheet at September 30, 2012 and reclassified the December 31, 2011 capital lease obligations to current and long term portions as of that date. The reason the Company was able to come into compliance with the minimum debt service coverage ratio stipulated in the loan covenants was due to the additional convertible debt raised during the nine months ended September 30, 2012.

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated stockholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011 and continue through the month ended July 31, 2012. Subsequent to July 31, 2012, the Company is renting this space on a month to month basis at $11,904 per month.  During the year ended December 31, 2011 and 2010 the Company incurred rent expenses for this facility totaling $54,869 and $50,622, respectively.  During the nine months ended September 30, 2012 and 2011 the Company incurred rent expenses for this facility totaling $52,374 and $40,385, respectively. In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2011 the Company amortized $37,500 of this stock issuance and recognized it as rent expense. For the nine months ended September 30, 2012 and 2011 the Company amortized $21,875 and $28,125, respectively, of this stock issuance and recognized it as rent expense.

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

Changes in Accounting and Financial Disclosures

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Goods Sold. The Company has moved the Cost of Goods Sold into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales. The Statement of Operations for the nine months ended September 30, 2011 was changed from the way it was originally reflected to correspond with the changes made for the nine months ended September 30, 2012.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of September 30, 2012, the Company has experienced no bad debt write offs from operations.

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

Revenue for the nine months ended September 30, 2012 consisted of the sales of Flouride 18 and Consulting Revenue. Revenue for the nine months year ended September 30, 2011 consisted of the sales of Oxygen 18 (stable isotope), Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of September 30, 2012 and September 30, 2011 are as follows:

	September 30, 2012	September 30, 2011
Convertible debt	30,891,283	7,255,493
Common stock warrants	11,433,334	-
Common stock options	10,275,000	5,490,000
Total potential dilutive securities	52,599,617	12,745,493

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the nine months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011, the Company incurred $17,459 and $59,097, respectively, in advertising and marketing costs.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the year ended December 31, 2011 or the nine months ended September 30, 2012.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2011 or on September 30, 2012.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the year ended December 31, 2011 and the nine months ended September 30, 2012, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease during the year 2012.

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

Recently Issued Accounting Pronouncements

The Company reviews recently issued accounting pronouncements on a quarterly basis. As of September 30, 2012 there are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during this current fiscal quarter (our third fiscal quarter of 2012) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2012, in exchange for $60,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 24,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $60,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.245 per share.

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

In August 2012 the Company issued 3,000,000 shares of common stock with a total fair market value of $780,000. The fair market value of the shares issued was $0.26 per share. The shares were issued for $780,000 worth of current year services.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 13, 2012	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012	By:	/s/ L .Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)