Form 10-K
period 2012-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2013-03-29
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012 based on the price at which the common equity was last sold on such date ($0.25 per share) was approximately $10,299,414. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 21, 2013, there were 92,532,661 shares of the registrant’s Common Stock outstanding.

ii

Advanced Medical Isotope Corporation
Report on Form 10-K

iii

PART I.

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this Form 10-K report contains “forward-looking statements” that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words.  The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, including our expectations of our future results of operations or financial position, or state other “forward-looking” information.  Advanced Medical Isotope Corporation believes that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to accurately predict or to control.  Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-K report because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses.  The risk factors in the section captioned “Risk Factors” in Item 1A of our Form 10-K, as well as other cautionary language in this Form 10-K report, describe such risks, uncertainties and events that may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements.  The occurrence of any of the events described as risk factors could have a material adverse effect on our business, results of operations and financial position.

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

ITEM 1.                      BUSINESS. – continued

Manufacturing- continued

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

In October 2012, the Company, as the initial step in the FDA’s pre-market review process, submitted data on its RadioGel device to the FDA and requested a collaborative meeting. Based on favorable results of animal studies recently concluded at the Pacific Northwest National Laboratory, operated by Battelle, the Company also submitted to the Washington State Department of Health the information required for a Sealed Source and Device registration, which will allow the use of Y-90 RadioGel in hospitals and clinics to be authorized in Nuclear Regulatory Commission Agreement States.

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

Employees

As of December 31, 2012, we had ten employees, of whom three were full-time employees.  At any given time, we utilize eight to ten independent contractors to assist with our operations.  We do not have a collective bargaining agreement with any of our employees, and we believe our relations with our employees are good.

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

ITEM 1.                      BUSINESS. - continued

Customers- continued

Our sales for 2012 consisted of F-18 (97.5% of total revenues) and Consulting Income (2.5% of total revenues). We had no sales of stable isotopes in 2012 due to the decrease in profit margins for that product; however we are looking into selling more stable isotopes in 2013 and beyond due to the possibility of obtaining lower prices from our vendors. Sales of F-18 for 2012 were to two regional hospitals, Kadlec Hospital in Richland, Washington and Kennewick General Hospital in Kennewick, WA. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

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

The License Agreement may be cancelled by giving 90 days written notice to the University.  We did not have a relationship with UTEK before the acquisition of Neu-Hope Technologies, and we do not currently have any business relationship or affiliation with UTEK.  In 2008, partially due to the Company’s lack of funds to act upon the patent license for the neutron generator and develop the technology, the Company lost considerable ground towards the advantages of utilization of the patent license.  Since other companies made progress towards the development of the patent license technology and management no longer had the means or interest in pursuing the development of this technology, the Company’s management determined that the patent license for the neutron generator no longer had value to the Company and wrote off the net unamortized balance of $643,917 in 2008. Additionally, because there has been no communication between the Company and the University since 2008 the Company believes the royalties stipulated above will never be required to be paid.

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

Patent filing costs totaling $77,412, and $97,421, were capitalized during the twelve months ended December 31, 2012 and 2011; resulting in a total $360,475 of capitalized patents at December 31, 2012.  The patents are pending and are being developed, and as such, the patents and filing costs associated with them are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

ITEM 1.                      BUSINESS. - continued

Research and Development

We spent approximately $513,416 towards the Brachytherapy Project and $655,006 towards the Molybdenum Project, for a total cost of $1,168,422 during the twelve months ended December 31, 2010. The costs incurred in the twelve months ended December 31, 2011 were $245,727 towards the Brachytherapy Project and $235,950 towards the Molybdenum Project, for a total cost of $481,677. The costs incurred in the twelve months ended December 31, 2012 were $680,234 towards the Brachytherapy Project and $293,377 towards the Molybdenum Project, for a total cost of $973,611. The costs expensed to the twelve months ended December 31, 2012 and 2011 consist of the following:

	For the twelve months ended
	December 31, 2012		December 31, 2011
	Brachytherapy	Molybdenum	Brachytherapy	Molybdenum
Supplies	$-	$-	$5,175	$390
Amortization	7,829	3,333	3,334	3,334
Conferences & seminars	-	1,034	8,338	10,682
Depreciation	1,475	-	-	-
Dues & subscriptions	-	-	688	1,335
Marketing	2,350	-	12,070	19,441
Office Supplies	546	134	1,119	942
Payroll and benefits	102,397	27,018	32,290	78,739
Consulting fees	102,047	239,107	67,116	36,832
Consulting fees – stock based	-	-	8,000	-
Legal fees	-	-	51,794	77,794
Research	369,361	-	54,174	-
Stock options granted	93,000	6,000	50	750
Telephone	649	221	852	867
Travel	580	16,530	727	4,844
Total	$680,234	$293,377	$245,727	$235,950

ITEM 1.                      BUSINESS. – continued

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

Our independent registered public accounting firm’s report on our financial statements for the years ended December 31, 2012 and 2011 expresses doubt about our ability to continue as a going concern.  The report includes an explanatory paragraph stating that we have suffered recurring losses, used significant cash in support of our operating activities and, based on our current operating levels, require additional capital or significant restructuring to sustain our operation for the foreseeable future. There is no assurance that we will be able to obtain sufficient additional capital to continue our operations and to alleviate doubt about our ability to continue as a going concern. If we obtain additional financing, such funds may not be available on favorable terms. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that restrict our ability to conduct our business.  Inclusion of a “going concern qualification” in the report of our independent accountants or in any future report may have a negative impact on our ability to obtain debt or equity financing and may adversely impact our stock price.

We have generated operating losses since inception, which are expected to continue, and we have increasing cash requirements, which we may be unable to satisfy.

We have generated material operating losses since inception.  We have had reaccuring net losses since inception which has resulted in a total Retained Earnings Accumulated Deficit of $32,667,712, including a net loss of $2,749,616 for the year ended December 31, 2011 and a net loss of $8,586,264 for the year ended December 31, 2012.  We expect to continue to experience net operating losses for the foreseeable future.  Historically, we have relied upon investor funds to maintain our operations and develop our business.  We need to raise additional capital within the next 12 months from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to us, or at all.  If we are unable to unable to obtain additional financing to meet our working capital requirements, we may have to curtail or cease our operations.

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

Our sales of F-18 for the year ended December 31, 2011 were made to one hospital located close to our production facility, and those sales constituted 49.2% of our total revenues for that year. In April 2012 we began sales of F-18 to a second local hospital and the total sales of F-18 for both of those hospitals consisted of 97.5% of our total revenues for 2012. Our Consulting revenues for the years ended December 31, 2011 and 2012 were made to one customer, and those sales constituted 45.5% and 2.5%, respectively, of our total revenues for those years. We need to expand the number of customers purchasing our products and services in order to increase our revenues and implement our business strategy. There is no assurance that we will be successful in achieving an expansion of the customers purchasing our products and services.

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

We have two capital lease obligations, initially for $1,875,000 and $631,000, secured by equipment and the personal guarantee of two of our major stockholders, which we obtained in September 2007.  The purpose of the capital lease agreements was to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000, plus ancillary equipment and facility for $631,000.  We were in default on the capital lease obligations as of December 31, 2009 due to failure to maintain the minimum debt service coverage ratio required by the leases.  We were in compliance with the minimum debt service coverage ratio as of December 31, 2010. We were in default on the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. During the twelve months ended December 31, 2012 the Company was able to come into compliance with the minimum debt service coverage ratio stipulated in the loan covenants due to the additional convertible debt raised during the period.  Due to the Company coming into compliance we recognized current and long term portions of the lease on our balance sheet at December 31, 2012 and accordingly reclassified the December 31, 2011 capital lease obligations to current and long term portions as of that date.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.  Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2012, our internal control over financial reporting was ineffective. This material weakness was first identified in our Form 10-K/A amended annual report for the year ended December 31, 2008. This material weakness has the potential of adversely impacting our financial reporting process and our financial reports.  Because of this material weakness, management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.  See Item 9A of this Form 10-K report.  We need to hire additional qualified accounting personnel in order to resolve this material weakness.  We also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

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

There is a limited public trading market for our common stock on the OTC Bulletin Board.  Our average daily volume of shares traded for the years ended December 31, 2012 and 2011 was 37,464 and 8,430, respectively.  Failure to develop or maintain an active trading market may negatively affect the value of our common stock, may make some potential investors unwilling to purchase our common stock or equity securities that are convertible into or exercisable for our common stock, and may make it difficult or impossible for our stockholders to sell their shares of common stock and recover any part of their investment in us.

Our outstanding securities, the stock or   securities that we may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to our existing stockholders and may make it more difficult for us to raise additional equity capital.

We had 92,532,661 shares of common stock outstanding on March 21, 2013.  We also had outstanding on that date derivative securities consisting of options and convertible notes that if they had been exercised and converted in full on March 20, 2013, would have resulted in the issuance of a total of 80,806,967 additional shares of common stock.  The issuance of shares upon the exercise of options or the conversion of convertible notes may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of our total outstanding common stock.  One outstanding convertible note provides for conversion of principal at 50%, and the payment in shares of accrued interest at 100%, of the market price of our common stock determined over the 10 trading days preceding the date of conversion, and so the amount of dilution to other stockholders will depend upon the market price for our stock and the resulting conversion price when the note is converted by the holder.  Conversion of that note on March 20, 2013 would have resulted in the issuance of 6,738,204 shares, which are included in the total above.  See Item 13 of this Form 10-K report regarding our convertible notes.  Additionally, we have outstanding notes that if not prepaid by specific dates entitle the holder to convert the principal and accrued interest into common stock at 61% of an average trading price of our common stock prior to conversion as provided in the notes. See Note 11 of the Notes to our Financial Statements included in this Form 10-K report. In addition, under an existing agreement, we may become obligated to issue additional warrants to purchase up to 7,046,666 shares of common stock with an exercise price of $0.15 per share, and those warrants would require a reduction in the exercise price if we issued stock below the then-applicable exercise price of the warrants, or if we issued stock below the market price of our stock.  See the section entitled “Agreement for Strategic Relationship” in Item 1 above.  The issuance of some or all of those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of our other stockholders. That agreement also provides for stock compensation for consulting services. The existence and terms of these derivative securities and other obligations may make it more difficult for us to raise additional capital through the sale of stock or other equity securities.

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

For the year ended December 31, 2012, the reported low closing price for our common stock was $0.08 per share, and the reported high closing price was $0.29 per share.  For the year ended December 31, 2011, the reported low closing price for our common stock was $0.09 per share, and the reported high closing price was $0.48 per share.  There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early stage companies, particularly early stage medical product companies.  Contributing to this volatility are various events that can affect our stock price in a positive or negative manner.  These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of our products; litigation involving us or our industry; developments or disputes concerning our patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions.  If any of these events occur, it could cause our stock price to fall, and any of these events may cause our stock price to be volatile.

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

Our directors, executive officers and principal stockholders beneficially own approximately 35.0% of the outstanding shares of our common stock as of March 20, 2013  Our stockholders do not have cumulative voting rights with respect to the election of directors.  If our principal stockholders vote together, they could effectively elect all of our directors, and they could determine or influence the outcome of any other matter submitted for a vote of stockholders.

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

Additionally, in June 2008, the Company entered into two 12-month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010, the Company is renting this space on a month to month basis. These lease agreements call for monthly rental payments of $2,733 and $2,328 per month respectively. Effective November 1, 2009, the Company terminated that portion of the lease agreements consisting of the $2,328 per month payment. Effective February 28, 2012 and retroactive back to December 1, 2011, the $2,328 rental payment per month was adjusted to $2,500 rental payment per month. The monthly rental was again adjusted to $2,675 for the months of March and April, 2012 and adjusted again to $2,850 effective for the months May through October, 2012. The monthly rent was again adjusted to $2,910 effective November, 2012.

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

	High	Low
2012
Quarter ended December 31	$0.17	$0.08
Quarter ended September 30	$0.26	$0.09
Quarter ended June 30	$0.29	$0.17
Quarter ended March 31	$0.28	$0.14

2011
Quarter ended December 31	$0.29	$0.09
Quarter ended September 30	$0.33	$0.20
Quarter ended June 30	$0.30	$0.20
Quarter ended March 31	$0.48	$0.25

Holders

As of March 21, 2013 there were 92,532,661 shares of common stock outstanding and approximately 200 stockholders of record.

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

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any compensation plan under which equity securities are authorized for issuance.  We have however granted and issued options and warrants to purchase and acquire shares of our common stock.  The following table sets forth information as of December 31, 2012 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	-		$-		-
Equity compensation plans not approved by stockholders	13,888,070		$0.16		-
Total	13,888,070	(1)	$0.16	(1)	-

(1) While there are no equity compensation plans in general, the Company does have individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

Recent Sales of Unregistered Securities

On October 15, 2012, in exchange for $145,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 58,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $145,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.15 per share.

On October 29, 2012, in exchange for $110,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 44,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $110,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.14 per share.

On November 1, 2012, in exchange for $12,500, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 5,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $12,500. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.16 per share.

On November 2, 2012, the Company issued 750,000 restricted shares of its common stock to Leonard Jolliff, who is the CFO of the Company in exchange for services of $150,000.

On November 15, 2012, the Company issued 300,000 restricted shares of its common stock to two consultants in payment of services of $51,000.

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Recent Sales of Unregistered Securities (continued)

On December 17, 2012, in exchange for $150,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 60,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $150,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.18 per share.

Subsequent to the Period Covered by this Report

On January 7, 2013, the Company issued 35,500 restricted shares of its common stock, representing $6,000, to a consultant for $2,130 in services owed for the year 2012, and $2,870 in prepaid services for the year 2013.

On January 18, 2013, in exchange for $101,272, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 40,509 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $101,272. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.17 per share.

On January 22, 2013, in exchange for $41,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 16,400 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $41,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.17 per share.

On January 25, 2013, the Company issued 80,000 restricted shares of its common stock, representing $15,600, to a consultant for services.

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Recent Sales of Unregistered Securities (continued)

On January 25, 2013, the Company issued 222,222 restricted shares of its common stock, representing $20,000, to a consultant for services in exchange for 222,222 warrants.

On February 4, 2013, the Company issued 60,000 restricted shares of its common stock shares in exchange for $6,000 as a result of an exercise of the Additional Investment Rights attached to a convertible note received August 1, 2012 and converted December 13, 2012. In addition the Company also issued on February 4, 2013 60,000 restricted shares of its restricted stock in exchange for $9,000 as a result of an exercise of the warrants attached to the Additional Investment Rights.

On February 12, 2013, the Company issued 354,667 restricted shares of its common stock shares. The shares were issued in exchange for a $35,000 convertible note received September 26, 2012 plus interest of $7,560.

On February 12, 2013, the Company issued 658,667 restricted shares of its common stock shares. The shares were issued in exchange for a $65,000 convertible note received September 26, 2012 plus interest of $14,040.

On February 22, 2013, the Company issued 152,000 restricted shares of its common stock shares. The shares were issued in exchange for a $15,000 convertible note received October 2, 2012 plus interest of $3,240.

On March 1, 2013, the Company issued 3,333,333 restricted shares of its common stock shares. The shares were issued in exchange for $500,000.

On March 15, 2013 the Company issued 133,333 shares of restricted stock to an officer and director in exchange for $20,000 cash.

On March 15, 2013 the Company issued 33,333 shares of restricted stock to an officer in exchange for $5,000 cash.

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

Results of Operations

Comparison for the Year Ended December 31, 2012 and December 31, 2011

The following table sets forth information from our statements of operations for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$247,968	$393,603

Operating expenses	6,118,661	2,955,472

Operating loss	(5,870,693)	(2,561,869)

Non-operating income (expenses)	(2,715,571)	(187,747)

Net income (loss)	$(8,586,264)	$(2,749,616)

Revenue

Revenue was $247,968 for the year ended December 31, 2012 and $393,603 for the year ended December 31, 2011.  The decrease was the result of the decrease in consulting revenues.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $241,860 of the total twelve months ended December 31, 2012 revenues and $193,720 of the total twelve months ended December 31, 2011 revenues. Revenues for F-18 were higher in the twelve months ended December 31, 2012 as a result of adding a second hospital in April 2012 for F-18 and the increase in F-18 sold during the twelve months ended December 31, 2012 (851 doses) versus the twelve months ended December 31, 2011 (662 doses). Stable isotope sales were $0 and $20,700 for the twelve months ended December 31, 2012 and 2011 respectively.  The Company discontinued the sale of stable isotopes in the twelve months ended December 31, 2012 due to the reduction in profitability of that line of product. Consulting revenues consisted of $6,108 and $179,114 of the total twelve months ended December 31, 2012 and 2011 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

Revenue for the twelve months ended December 31, 2012 and 2011 consists of the following:

	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011
F-18	$241,860	$193,720
Stable isotopes	-	20,700
Consulting	6,108	179,114
	$247,968	$393,603

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

Operating Expenses

Operating expenses for the twelve months ended December 31, 2012 and 2011 were $6,118,661 and $2,955,472 respectively.  The increase in operating expenses from 2011 to 2012 can be attributed largely to professional fees ($2,058,273 for the twelve months ended December 31, 2012 versus $906,417 for the twelve months ended December 31, 2011), general and administrative expenses ($1,118,927 for the twelve months ended December 31, 2012 versus $564,655 for the twelve months ended December 31, 2011), and stock options granted ($1,638,523 for the twelve months ended December 31, 2012 versus $63,602 for the twelve months ended December 31, 2011) partially offset by a decrease in sales and marketing expenses ($18,309 for the twelve months ended December 31, 2012 versus $58,880 for the twelve months ended December 31, 2011) and depreciation and amortization expense ($483,200 for the twelve months ended December 31, 2012 versus $546,388 for the twelve months ended December 31, 2011.).

Operating expenses for the twelve months ended December 31, 2012 and 2011 consists of the following:

	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011
Cost of materials	$72,820	$64,042
Depreciation and amortization expense	483,200	546,388
Impairment expense	-	-
Professional fees	2,058,273	906,417
Stock options granted	1,638,523	63,602
Payroll expenses	728,609	751,488
General and administrative expenses	1,118,927	564,656
Sales and marketing expense	18,309	58,880
	$6,118,661	$2,955,472

Non-Operating Income (Expense)

Non-operating income (expense) for the twelve months ended December 31, 2012 varied from the twelve months ended December 31, 2011 primarily due to an increase of interest expense from $408,474 in 2011 versus $1,102,137 in 2012 and $680,234 of recognized income from grants in 2012 versus $245,727 in 2011 and $2,228,538 of loss on derivative liability in 2012 versus $0 in 2011.

Non-Operating income (expense) for the twelve months ended December 31, 2012 and 2011 consists of the following:

	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011
Interest expense	$(1,102,137)	$(408,474)
Loss on sale of assets	-	(25,000)
Loss on impairment of assets	(16,661)	-
Net gain (loss) on settlement of debt	(48,469)	-
Recognized income from grants	680,234	245,727
Loss on derivative liability	(2,228,538)	-
	$(2,715,571)	$(187,747)

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

The Company has chosen to recognize the grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet. For the twelve months ended December 31, 2010 the Company recognized $23,508 of the $1,215,000 Department of Energy grant as income with the remaining $1,191,492 recorded as deferred income as of December 31, 2010. The $23,508 recognized as of December 31, 2010 was for costs incurred for the twelve months ended December 31, 2010. For the twelve months ended December 31, 2011 the Company recognized $245,727 of the $1,215,000 Department of Energy grant as income with the remaining $945,765 recorded as deferred income as of December 31, 2011. The $245,727 recognized as of December 31, 2011 was for costs incurred for the twelve months ended December 31, 2011. For the twelve months ended December 31, 2012 the Company recognized $680,234 of the $1,215,000 Department of Energy grant as income with the remaining $265,531 recorded as deferred income as of December 31, 2012. The $680,234 recognized as of December 31, 2012 was for costs incurred for the twelve months ended December 31, 2012.

The Company fully recognized the $244,479 grant money received on both the Molybdenum tax grant and the Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

As of December 31, 2012 and 2011 the grant money received and grant money recognized as income and deferred income is:

	$1,215,000 Brachytherapy Grant	$244,479 Molybdenum Grant	$244,479 Brachytherapy Grant	Total
Grant money received during 2010	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income from grants in 2010	23,508	244,479	244,479	512,466
Deferred income at December 31, 2010	1,191,492	-	-	1,191,492
Recognized income from grants in 2011	245,727	-	-	245,727
Deferred income at December 31, 2011	945,765	-	-	946,765
Recognized income from grants in 2012	680,234	-	-	680,234
Deferred income at December 31, 2012	$265,531	$-	$-	$265,531

Net Loss

Our net loss for the twelve months ended December 31, 2012 and 2011 was $8,586,264 and $2,749,616, respectively, as a result of the items described above.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Liquidity and Capital Resources

At December 31, 2012, we had negative working capital of $10,704,593, as compared to $5,236,107 at December 31, 2011.  During the twelve months ended December 31, 2012 we experienced negative cash flow from operations of $1,799,243 and we expended $92,162 for investing activities while adding $1,845,259 of cash flows from financing activities.  As of December 31, 2012, we had $0 commitments for capital expenditures.

Cash used in operating activities increased from $858,844 for the twelve month period ending December 31, 2011 to $1,799,243 for the twelve month period ending December 31, 2012.  Cash used in operating activities was primarily a result of our net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  Cash used in investing activities decreased from $97,421 for the twelve month period ended December 31, 2011 to $92,162 for the twelve month period ended December 31, 2012.  Cash was used to acquire equipment and patents during the 2012 and 2011 twelve month periods.   Cash provided from financing activities increased from $419,432 for the twelve month period ending December 31, 2011 to $1,845,259 for the twelve month period ending December 31, 2012. The increase in cash provided from financing activities was primarily a result of increase in proceeds from convertible debt along with payments on convertible debt, and a decrease in proceeds from the exercise of options and warrants.

We have generated material operating losses since inception.  We have incurred a net loss of $29,780,670 from January 1, 2006 through December 31, 2012, including a net loss of $8,586,264 for the twelve months ended December 31, 2012, and a net loss of $2,749,616 for the twelve months ended December 31, 2011.  We expect to continue to experience net operating losses.  Historically, we have relied upon investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion, although we can provide no assurance that additional investor funds will be available on terms acceptable to us.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Contractual Obligations (payments due by period as of December 31, 2012)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$631,270	$346,270	$285,000	$-	$-
Production Center Lease	$-	$-	$-	$-	$-
License Agreement with Regents of the University of California	$505,000	$85,000	$180,000	$180,000	$60,000 per year
License Agreement with Battelle Memorial Institute	$75,000	$2,500	$22,500	$25,000	$25,000 per year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of our major stockholders, which we obtained during September 2007.  The purpose of the lease agreements was to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We were in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor.  We believed at the time of the issuance of the December 31, 2008 financial statements that we had remedied the default which existed at year end.  Accordingly we recorded a current and long term portion of the capital leases.  Subsequent to the issuance of the December 31, 2008 financial statements, we determined that more likely than not that the Company is in default of the terms of the capital leases.  Accordingly we recorded the entire value of the leases as a current obligation.  The Company was in default on the capital lease obligation as of December 31, 2009 due to failure to maintain the minimum debt service ratio identified in the lease.  However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. We were in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly we recorded the entire value of the leases as a current obligation in our audited December 31, 2011 financial statements. However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2012 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2012 and reclassified the December 31, 2011 capital lease obligations to current and long term portions as of that date. The reason the Company was able to come into compliance with the minimum debt service coverage ratio stipulated in the loan covenants was due to the additional convertible debt raised during the year ended December 31, 2012.

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated stockholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011 and continue through the month ended July 31, 2012. Subsequent to July 31, 2012, the Company is renting this space on a month to month basis at $11,904 per month.  During the year ended December 31, 2012 and 2011 the Company incurred rent expenses for this facility totaling $88,087 and $54,869, respectively.  In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2012 and 2011 the Company amortized $21,875 and $37,500, respectively, of this stock issuance and recognized it as rent expense.

There are no future minimum rental payments required under this rental agreement because it expired as of July 31, 2012 and subsequent to that date the Company is renting this space on a month to month basis.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the years ended December 31, 2012 and 2011 the Company incurred rent expenses for this facility totaling $33,217 and $32,700, respectively.

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

         We were in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly we recorded the entire value of the leases as a current obligation in our audited December 31, 2011 financial statements. However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2012 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2012 and reclassified the December 31, 2011 capital lease obligations to current and long term portions as of that date.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2012, the Company has experienced no bad debt write offs from operations.

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

Additionally the Company has made the following investments in patent licenses and intellectual property during 2011 and 2012:

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

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $11,162, and $6,666 for the years ended December 31, 2012, and 2011, respectively. Based on the license fees recorded at December 31, 2012, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $16,060, will be fully amortized during the year ending December 31, 2015. Future annual amortization is expected to be as follows:

Calendar Year	Annual Amortization
2013	$8,888
2014	$5,832
2015	$1,340

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Patents and Intellectual Property

Patent filing costs and intellectual property costs totaling $77,412, and $97,421, were capitalized during the twelve months ended December 31, 2012, and 2011; resulting in a total $360,475 and $317,224 of capitalized patents and intellectual property costs at December 31, 2012 and 2011, respectively.

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

Revenue for the fiscal year ended December 31, 2012 consisted of the sales of Flouride 18 and Consulting Revenue. Revenue for the fiscal year ended December 31, 2011 consisted of the sales of Oxygen 18 (stable isotope), Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

         For the twelve months ended December 31, 2012 the Company recognized $680,234 of the $1,215,000 Department of Energy grant as income. The $680,234 recognized as of December 31, 2012 was for costs incurred for the twelve months ended December 31, 2012.

As of December 31, 2012 and 2011 the grant money received and grant money recognized as income and deferred income is:

$1,215,000 Brachytherapy Grant
Deferred income at December 31, 2010	$1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants in 2012	680,234
Deferred income at December 31, 2012	$265,531

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Convertible debt	32,859,850	11,999,137
Common stock options	4,775,000	5,135,000
Common stock warrants	24,411,701	-
Total potential dilutive securities	62,046,551	17,134,137

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

The Company incurred $973,611, and $481,677 research and development costs for the years ended December 31, 2012, and 2011, respectively, all of which were recorded in our operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the years ended December 31, 2012 and 2011. During the twelve months ended December 31, 2012 and 2011, the Company incurred $1,050 and $8,025, respectively, in advertising costs.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2012 and 2011.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2012 and 2011.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2012 and 2011, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. There were no assets or liabilities measured at fair value as of December 31, 2011.  Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$3,938,318	$-	$-	$3,938,318
Total Liabilities Measured at Fair Value	$3,938,318	$-	$-	$3,938,318

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2012, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness management concluded that, as of December 31, 2012, our internal control over financial reporting was ineffective. This material weakness was first identified in our Form 10-K/A amended annual report for the year ended December 31, 2008. In order to address and resolve this weakness we will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as our financial means allow.  To date, our limited financial resources have not allowed us to hire the additional personnel necessary to address this material weakness.

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

Changes in Internal Control Over Financial Reporting

         In previous filings the Company has disclosed a significant deficiency related to data backup processes.  During the year ending December 31, 2012 the Company implemented controls to ensure financial information was being backed up on a regular basis.

Other than this implementation of a formal electronic backup process, there have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                  OTHER INFORMATION.

None.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of directors and executive officers

Our current directors and executive officers are as follows:

NAME	AGE	POSITION
James C. Katzaroff	56	CEO and Chairman
L. Bruce Jolliff	63	Chief Financial Officer
Carlton M. Cadwell	69	Director
Thomas J. Clement	57	Director

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

 Thomas J. Clement, a Director, joined Advanced Medical Isotope Corporation as a Director in 2013. Mr. Clement has over 30 years experience in product development engineering, engineering management, and senior management. He has participated in two Company startups through full production. He was responsible for development of seven novel medical devices through commercial launch; one device was the leading royalty generator for the University of Washington for nearly ten years and another generated revenues of more than $140 million for a leading medical device company.

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2012, all the executive officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this report, we have not established an audit committee, and therefore, our board of directors performs the functions that customarily would be undertaken by an audit committee.  Our board of directors during 2012 was comprised of three directors, two of whom we have determined satisfied the general independence standards of the Nasdaq listing requirements.  See Item 13 of this Form 10-K report.  However, under Nasdaq listing and SEC requirements, a member of an audit committee of a listed issuer, in addition to satisfying those independence standards, cannot be an “affiliated person” of the issuer, which depends in part upon the amount of beneficial ownership such member has of the issuer’s stock. We have determined that our independent directors during 2012 did not satisfy this additional requirement.

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

ITEM 11.                   EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2012 and 2011 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($) (5)	Stock Awards ($)	Option Awards ($) (1)		Total ($)

James C. Katzaroff	2012	$250,000	(2)	$-	$-	$15,000	(a)	$265,000
CEO and Chairman	2011	$209,285		$-	$-	$47,500	(b)	$256,785

L. Bruce Jolliff	2012	$156,000	(3)	$-	$-	$13,500	(c)	$169,500
CFO	2011	$140,000	(4)	$10,000	$-	$47,500	(b)	$197,500

(1)
The amounts shown in this column do not reflect an amount paid to or earned or realized by any executive officer, but rather reflect the aggregate grant date fair value (computed in accordance with FASB ASC Topic 718) of the stock options granted to our executive officers.  There is no assurance that any executive officer will realize the value shown, or any other value, from these options.

a.
The value shown is based on 250,000 options valued at $0.06 per option. The $0.06 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.09 per share stock price at the valuation date and exercise price, a three year maturity, a .51% risk free rate and a 119.87 volatility.

b.
The value shown is based on 250,000 options valued at $0.19 per option. The $0.19 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.30 per share stock price at the valuation date and exercise price, a three year maturity, a .99% risk free rate and a 106.53 volatility.

c.
The value shown is based on 225,000 options valued at $0.06 per option. The $0.06 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.09 per share stock price at the valuation date and exercise price, a three year maturity, a .51% risk free rate and a 119.87 volatility.

(2)	Of this amount $64,716 was not paid in 2012, but was accrued as of December 31, 2012.

(3)	Of this amount $1,233was not paid in 2012, but was accrued as of December 31, 2012.

(4)	Of this amount, $13,267 was not paid in 2011, but was accrued as of December 31, 2011.

(5)	Mr. Jolliff received the additional $10,000 in 2011 to compensate him for additional duties he performed that were not contemplated in his employment contract.

Narrative Disclosure to Summary Compensation Table

We have an employment agreement with our CFO, L. Bruce Jolliff that determines the compensation paid to him.  Our Chief Executive Officer, James C. Katzaroff, does not have a written employment agreement and therefore no structured amount or schedule of pay, however his projected rate of pay is $250,000 and so accruals were made for his compensation in 2012 to bring his recorded salary to $250,000.  In 2011 Mr. Katzaroff received $209,285 in salary and an additional $40,715 was accrued as of December 31, 2011. In 2012 Mr. Katzaroff received $185,284 and an additional $64,716 was accrued as of December 31, 2012.

We paid bonuses to certain employees based on their performance, our need to retain such employees and funds available.  All bonus payments were approved by our board of directors.

Employment Agreement with L. Bruce Jolliff

Mr. Jolliff has a May 2007 employment agreement with the Company which provides for a salary of $100,000 per year which was increased beginning January 1, 2011 to $140,000, of which $13,267 was not paid in 2011 and was accrued as of December 31, 2011. His salary was again adjusted beginning January 1, 2012 to $156,000, of which $1,233 was not paid in 2012 and was accrued as of December 31, 2012. Mr. Jolliff received bonuses in the amount of $10,000 for the year ended December 31, 2011.  The Company may terminate the agreement without cause at any time upon 30 days' written notice.  Upon termination, the Company will pay Mr. Jolliff a severance allowance of two month’s salary.

ITEM 11.                   EXECUTIVE COMPENSATION. - continued

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth all outstanding equity awards held by our Named Executive Officers as of the end of last fiscal year.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James C. Katzaroff	250,000	-	$0.30	1-12-2014
James C. Katzaroff	250,000	-	$0.09	3-9-2015
L. Bruce Jolliff	250,000	-	$0.30	1-12-2014
L. Bruce Jolliff	225,000	-	$0.09	3-9-2015

Additional Narrative Disclosure

 During January 2011, the Company granted James C. Katzaroff and L. Bruce Jolliff, each, an option to purchase 250,000 shares of the Company’s common stock. All options issued in January 2011 have an exercise price of $0.30 per share and are fully vested and expire on January 12, 2014.  The quoted market price of the common stock at the time of issuance of the options was $0.30 per share.

 During March 2012, the Company granted James C. Katzaroff and L. Bruce Jolliff, each, an option to purchase 250,000 shares of the Company’s common stock and 225,000 shares of the Company’s common stock, respectively. All options issued in March 2012 have an exercise price of $0.09 per share and are fully vested and expire on March 9, 2015.  The quoted market price of the common stock at the time of issuance of the options was $0.09 per share.

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

ITEM 11.                   EXECUTIVE COMPENSATION. - continued

Compensation of Directors

The following table sets forth information regarding compensation earned by our non-employee directors for the year ended December 31, 2012.  Mr. Ratchford served as a director during 2011 and until his resignation on March 9, 2012. Mr Clement became a director effective September 6, 2012. Mr. Katzaroff is not included in this table because he is an employee and he received no compensation for his service as a director.  His compensation as an employee is shown in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Total ($)
Carlton M. Cadwell	$-	$-	$15,000	$15,000
Bruce W. Ratchford	$-	$-	$-	$-
Thomas J. Clement	$-	$-	$40,000	$40,000

(1)           The amounts shown in this column do not reflect an amount paid to or earned or realized by any director, but rather reflect the aggregate grant date fair value (computed in accordance with FASB ASC Topic 718) of the stock options granted to our non-employee directors for 2011.  There is no assurance that any director will realize the value shown, or any other value, from these options. The value shown for Mr. Cadwell is based on 250,000 options, valued at $0.06 per option. The $0.06 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.09 per share stock price at the valuation date and exercise price, a three year maturity, a .51% risk free rate and a 119.87 volatility. The value shown for Mr. Clement is based on 250,000 options, valued at $0.16 per option. The $0.16 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.21 per share stock price at the valuation date and exercise price, a three year maturity, a .34% risk free rate and a 131.37 volatility.

(2)           The following table sets forth, for each of our non-employee directors who served during 2012, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2012:

	Outstanding	Outstanding
	Stock	Stock
Name	Awards (#)	Options (#)
Carlton M. Cadwell	-	500,000
Bruce W. Ratchford	-	-
Thomas J. Clement	-	250,000

During March 2012, the Company granted Mr. Cadwell options to purchase 250,000 shares of common stock at an exercise price of $0.09 per share. The options are fully vested and expire March 9, 2015.  During September 2012, the Company granted Mr. Clement options to purchase 250,000 shares of common stock at an exercise price of $0.21 per share. The options are fully vested and expire September 5, 2015.

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

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Our Common Stock

The following table sets forth, as of March 20, 2013, the number of shares of Common Stock beneficially owned by the following persons: (i) all persons we know to be beneficial owners of at least 5% of our Common Stock, (ii) our directors, (iii) our executive officers, both of whom are named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group.  As of March 20, 2013, there were 84,556,061 shares outstanding, and 71,253,185 shares issuable upon exercise of outstanding options and conversion of outstanding convertible securities, assuming exercise and conversion occurred as of that date, for a total of 155,809,246 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	21,529,907	23.4%

Carlton M. Cadwell(3)	52,318,897	44.1%

James C. Katzaroff(4)	6,131,831	06.4%

Thomas J. Clement(5)	250,000	00.3%

L. Bruce Jolliff(6)	4,508,333	4.9%

All Current Directors and Executive Officers as a group (4 individuals)	63,209,061	51.4%

(1)
The address of each of the beneficial owners above is c/o Advanced Medical Isotope Corporation, 6208 W. Okanogan Avenue, Kennewick, WA  99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA  99336.

(2)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on March 20, 2013, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 20, 2013, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and upon exercise of the options. Subject to community property laws where applicable, we believe that each beneficial owner has sole power to vote and dispose of its shares, except that Mr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)
The beneficial ownership of Carlton M. Cadwell includes the shares beneficially owned by the Cadwell Trust, as such shares may also be deemed to be beneficially owned by Mr. Cadwell. The beneficial ownership of Mr. Cadwell also includes: (i) 500,000 shares issuable under options held by him; (ii) 19,319,330 shares issuable under convertible notes held by him with fixed conversion prices; and (iii) 6,738,204 shares issuable under a convertible note held by him with a conversion price that is dependent on the market price of our common stock prior to conversion, which for this purpose has been assumed to convert on March 20, 2013.  See Item 13 of this Form 10-K report regarding our outstanding convertible notes.

(4)	Includes 3,750,000 shares issuable under options held by Mr. Katzaroff.
(5)	Includes 250,000 shares issuable under options held by Mr. Clement.
(6)	Includes 475,000 shares issuable under options held by Mr. Jolliff.

Changes in Control

We do not know of any arrangements, including any pledges of our securities that may result in a change in control of the Company.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from related parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is our chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of our common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090, at which time the note was extended for another year to October 31, 2013 with monthly payments increasing to $4,100  There is no security held as collateral for this loan.  As of December 31, 2012, the December payment due December 31, 2012 was not paid until January 18, 2013.  Since January 1, 2010, the Company has paid $119,926 in principal and $23,776 in interest to the holders of this loan. As of February 5, 2013, the outstanding balance on this loan was $39,563.

Beginning in December, 2008, we have obtained financing from Carlton M. Cadwell, one of our directors and a beneficial owner of more than 10% of our common stock, in transactions which involved our issuance of convertible notes and common stock.  The table below sets forth the following information as to such financing transactions that have occurred since January 1, 2010:  (i) the date of the transaction, (ii) the amount invested, (iii) the initial principal amount of the note, (iv) the conversion price at which the principal amount and accrued interest may be converted into common stock, (v) the current maturity date of the note (including extensions granted by the holder), (vi) the principal balance of the note as of February 5, 2013, and (vii) the shares of our common stock issued on the transaction date.  For each of the notes, the initial principal amount shown below was the largest aggregate amount of principal outstanding since January 1, 2010.

Transaction Date	Amount Invested	Initial Principal Amount	Conversion Price	Maturity Date	Principal Balance	Shares Issued

6/9/11	$50,000	$50,000	$0.22	6/9/13	$50,000	20,000
6/17/11	$38,500	$38,500	$0.20	6/17/13	$38,500	15,400
6/30/11	$100,866	$100,866	$0.20	6/30/13	$100,866	40,346
8/31/11	$100,700	$100,700	$0.25	8/31/13	$100,700	40,280
9/22/11	$25,000	$25,000	$0.28	9/22/13	$25,000	10,000
9/30/11	$50,000	$50,000	$0.28	9/30/13	$50,000	20,000
10/21/11	$15,000	$15,000	$0.22	10/21/13	$15,000	6,000
10/31/11	$100,000	$100,000	$0.24	10/31/13	$100,000	40,000
11/25/11	$105,500	$105,500	$0.23	11/25/13	$105,500	42,200
12/30/11	$113,600	$113,600	$0.10	12/30/13	$113,600	45,440
1/31/12	$128,500	$128,500	$0.15	1/31/13	$128,500	51,400
2/21/12	$121,500	$121,500	$0.16	2/21/13	$121,500	48,600
3/22/12	$115,000	$115,000	$0.14	3/22/13	$115,000	46,000
4/12/12	$132,800	$132,800	$0.09	4/12/13	$132,800	53,120
4/30/12	$100,000	$100,000	$0.10	4/30/13	$100,000	40,000
5/17/12	$55,000	$55,000	$0.09	5/17/13	$55,000	22,000
5/31/12	$70,000	$70,000	$0.10	5/31/13	$70,000	28,000
8/30/12	$60,000	$60,000	$0.25	8/30/13	$60,000	24,000
10/15/12	$145,000	$145,000	$0.15	10/15/13	$145,000	58,000
10/29/12	$110,000	$110,000	$0.14	10/29/13	$110,000	44,000
11/1/12	$12,500	$12,500	$0.16	11/1/13	$12,500	5,000
12/17/12	$150,000	$150,000	$0.18	12/17/13	$150,000	60,000
1/18/13	$101,272	$101,272	$0.17	1/18/14	$101,272	40,509
1/22/13	$41,000	$41,000	$0.17	1/22/14	$41,000	16,400

All of the above notes bear interest at 10% per annum, with the principal and accrued interest payable on the maturity date.  No principal or interest has been paid on the notes set forth in the table above.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE. - continued

Indebtedness from related parties - continued

The total principal balance of all convertible notes payable to Mr. Cadwell that are outstanding as of March 19, 2013 (including convertible notes issued prior to January 1, 2011) is $3,780,838, and the total accrued interest on those notes as of March 19, 2013, is $807,428.  All of the outstanding convertible notes have a fixed conversion price, except for one convertible note dated December 16, 2008, in the initial principal amount of $375,000, with interest payable at 10% per annum, and a current maturity date, as extended, of December 16, 2013.  At the option of the holder, that note is convertible into common stock by taking the principal to be converted and dividing it by 50% of the volume-weighted average trading price of our common stock for the 10 consecutive trading days immediately preceding the date of conversion. That note also provides that interest may be paid in shares using a 10 day moving average at the discretion of the note holder. As of March 20, 2013, the note has a principal balance of $375,000, and accrued but unpaid interest of $159,658. The convertible notes with fixed conversion prices are in book-entry form.

For additional information on our convertible notes, see the section entitled “Common Stock Issued for Convertible Debt” in Note 12 of the Notes to our Financial Statements included in this Form 10-K report.

Independent Directors

 Our common stock is traded on the OTC Bulletin Board, which does not impose any independence requirements on the board of directors or the board committees of the companies whose stock is traded on that market.  We have decided to adopt the independence standards of the Nasdaq listing rules in determining whether our directors are independent.  Generally, under those rules a director does not qualify as an independent director if the director or a member of the director’s immediate family has had in the past three years certain relationships or affiliations with the company, the company’s auditors, or other companies that do business with the company.  Our board of directors has determined that Mr. Cadwell and Mr. Clement each qualified as an independent director under those Nasdaq rules, and accordingly, each would have been qualified under those rules to serve on a compensation committee or a nominating committee, if we had established such committees of our board of directors. Mr. Katzaroff is not an independent director due to his employment by the Company as an executive officer.

ITEM 14.                        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011 were $82,000 and $52,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2012 and 2011 were $4,000 and $2,000, respectively. These fees related to the preparation of federal income returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant during the fiscal years ended December 31, 2012 and 2011.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The Advanced Medical Isotope Corporation Balance Sheets as of December 31, 2012 and 2011, the Statements of Operations for the years ended December 31, 2012 and 2011, the Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and December 31, 2011, and the Statements of Cash Flows for the years ended December 31, 2012 and 2011, together with the notes thereto and the report of HJ & Associates, LLC as required by Item 8 are included in this 2011 Annual Report on Form 10-K as set forth in Item 8 above.

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
Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on March 3, 2012).

10.12	*
Memorandum of Agreement for Strategic Relationship dated August 19, 2011 between Advanced Medical Isotope Corporation and Spivak Management Inc. (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on March 3, 2012).

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: March 29, 2013	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2013	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer, Director and Chairman (Principal Executive Officer)

Date: March 29, 2013	By:	/s/ L. Bruce Jolliff
Name: L. Bruce Jolliff
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 29, 2013	By:	/s/ Carlton M. Cadwell
Name: Carlton M. Cadwell
Title: Director

Advanced Medical Isotope Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Advanced Medical Isotope Corporation

We have audited the accompanying balance sheets of Advanced Medical Isotope Corporation as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Isotope Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 29, 2013

Advanced Medical Isotope Corporation
Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$6,411	$52,557
Accounts receivable - trade	21,239	13,699
Prepaid expenses	2,334	1,060
Prepaid expenses paid with stock, current portion	-	35,375
Inventory	4,100	9,675
Total current assets	34,084	112,366

Fixed assets, net of accumulated depreciation	214,656	671,944

Other assets:
License fees, net of amortization	16,060	9,722
Patents and intellectual property	360,475	317,224
Debt issuance costs	542,454	-
Deposits	5,406	5,406
Total other assets	924,395	332,352

Total assets	$1,173,135	$1,116,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,278,605	$929,496
Accrued interest payable	787,415	422,279
Payroll liabilities payable	74,349	62,421
Deferred income	265,531	945,765
Short term loan payable	35,846	-
Loans from stockholder	43,349	83,468
Convertible notes payable, net	395,102	116,000
Derivative liability	3,938,318	-
Related party convertible notes payable, net	3,573,892	2,361,231
Current portion of capital lease obligations	346,270	427,813
Total current liabilities	10,738,677	5,348,473

Long term liabilities:
Capital lease obligations, net of current portion	285,000	604,000
Total liabilities	11,023,677	5,952,473

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
81,544,459 and 70,653,399 shares issued and outstanding,
respectively	81,544	70,653
Paid in capital	22,735,626	19,174,984
Accumulated deficit	(32,667,712)	(24,081,448)
Total stockholders’ equity (deficit)	(9,850,542)	(4,835,811)

Total liabilities and stockholders’ equity (deficit)	$1,173,135	$1,116,662

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Operations

	Years ended
	December 31,
	2012	2011

Revenues	$247,968	$393,603

Operating expenses
Cost of materials	72,820	64,042
Sales and marketing expenses	18,309	58,880
Depreciation and amortization expense	483,200	546,388
Professional fees	2,058,273	906,417
Stock options granted	1,638,523	63,602
Payroll expenses	728,609	751,488
General and administrative expenses	1,118,927	564,655
Total operating expenses	6,118,661	2,955,472

Operating loss	(5,870,693)	(2,561,869)

Non-operating income (expense):
Interest expense	(1,102,137)	(408,474)
Loss on sale of assets	-	(25,000)
Loss on impairment of assets	(16,661)	-
Loss on settlement of debt	(48,469)	-
Recognized income from grants	680,234	245,727
Loss on derivative liability	(2,228,538)	-
Non-operating income (expense), net	(2,715,571)	(187,747)

Loss before Income Taxes	(8,586,264)	(2,749,616)

Income Tax Provision	-	-

Net loss	$(8,586,264)	$(2,749,616)

Loss per common share	$(0.11)	$(0.04)

Weighted average common shares outstanding	75,672,167	69,352,044

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred
	Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2010	-	$-	67,917,983	$67,918	$18,299,253	$(21,331,832)	$(2,964,661)

Common stock issued for:
Services & other	-	-	393,333	393	80,607	-	81,000
Loan fees on convertible debt	-	-	279,666	280	108,334	-	108,614
Options exercised	-	-	1,906,250	1,906	341,844	-	343,750
Debt converted	-	-	156,167	156	46,694	-	46,850
Options granted for accrued expenses	-	-	-	-	234,650	-	234,650
Vesting of stock options	-	-	-	-	63,602	-	63,602
Net loss	-	-	-	-	-	(2,749,616)	(2,749,616)

Balances at December 31, 2011	-	-	70,653,399	70,653	19,174,984	(24,081,448)	(4,835,811)

Common stock issued for:
Services & other	-	-	8,310,500	8,311	1,383,635	-	1,391,946
Loan fees on convertible debt	-	-	480,120	480	127,453		127,933
Accounts payable	-	-	15,000	15	2,535	-	2,550
Debt converted	-	-	2,085,440	2,085	408,496	-	410,581
Vesting of stock options and warrants	-	-	-	-	1,638,523	-	1,638,523
Net loss	-	-	-	-	-	(8,586,264)	(8,586,264)

Balances at December 31, 2012	-	$-	81,544,459	$81,544	$22,735,626	$(32,667,712)	$(9,850,542)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow

	Year ended	Year ended
	December 31, 2012	December 31, 2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(8,586,264)	$(2,749,616)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation of fixed assets	472,038	539,720
Amortization of licenses and intangible assets	11,162	6,668
Amortization of convertible debt discount	479,239	58,299
Amortization of prepaid expenses paid with stock	35,375	92,449
Amortization of debt issuance costs	336,601	-
Impairment of intangible assets	16,661	-
Loss on derivative liability	2,228,538	-
Loss on settlement of debt	48,469	-
Common stock issued for services	1,391,946	65,000
Stock options and warrants issued for services	1,638,523	63,602
Changes in operating assets and liabilities:
Accounts receivable – trade	(7,540)	1,671
Accounts receivable - other	-	425,504
Inventory	5,575	(8,275)
Prepaid expenses	(1,274)	45,915
Deposits	-	-
Accounts payable	397,834	619,580
Payroll liabilities	11,928	49,192
Accrued interest	402,180	177,174
Deferred income	(680,234)	(245,727)

Net cash used by operating activities	(1,799,243)	(858,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire equipment	(14,750)	-
Cash used to acquire patents and intellectual property	(77,412)	(97,421)

Net cash used by investing activities	(92,162)	(97,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(40,119)	(43,040)
Principal payments on capital lease	(400,543)	(402,696)
Proceeds from convertible note	2,640,800	699,168
Debt offering costs	(123,000)	-
Payments on convertible debt	-	(293,750)
Payments on convertible debt	(221,000)	171,000
Payments on short term debt	(10,879)	(55,000)
Proceeds from exercise of options and warrants	-	343,750

Net cash provided by financing activities	1,845,259	419,432

Net increase (decrease) in cash	(46,146)	(536,833)
Cash, beginning of period	52,557	589,390

CASH, END OF PERIOD	$6,411	$52,557

Supplemental disclosures of cash flow information:
Cash paid for interest	$155,865	$204,455
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

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

We anticipate a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. As of December 31, 2012 we have $6,411 cash on hand which means there will be an anticipated shortfall of nearly the full $16.5 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

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

Changes in Accounting and Financial Disclosures

Effective with the Statement of Operations for the year ended December 31, 2011, the Company changed its method of reflecting the Cost of Materials. The Company has moved the Cost of Materials into Operating Expenses versus reflecting it as a reduction to Revenues with the resulting Gross Profit.  The change has been made to be in accordance with FASB ASC 225-10-S99, SAB Topic 11.B, Depreciation and Depletion Excluded from Cost of Sales.

We were in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly we recorded the entire value of the leases as a current obligation in our audited December 31, 2011 financial statements. However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2012 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2012 and reclassified the December 31, 2011 capital lease obligations to current and long term portions as of that date.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2012, the Company has experienced no bad debt write offs from operations.

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consist of Finished Goods. The Company had no Raw Materials or Work in Process.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

License Fees – continued

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $11,162, and $6,666 for the years ended December 31, 2012, and 2011, respectively. Based on the license fees recorded at December 31, 2012, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $16,060, will be fully amortized during the year ending December 31, 2015. Future annual amortization is expected to be as follows:

Calendar Year	Annual Amortization
2013	$8,888
2014	$5,832
2015	$1,340

Patents and Intellectual Property

Patent filing costs and intellectual property costs totaling $77,412, and $97,421, were capitalized during the twelve months ended December 31, 2012, and 2011; resulting in a total $360,475 and $317,224 of capitalized patents and intellectual property costs at December 31, 2012 and 2011, respectively.

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

Revenue for the fiscal year ended December 31, 2012 consisted of the sales of Flouride 18 and Consulting Revenue. Revenue for the fiscal year ended December 31, 2011 consisted of the sales of Oxygen 18 (stable isotope), Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

For the twelve months ended December 31, 2012 the Company recognized $680,234 of the $1,215,000 Department of Energy grant as income. The $680,234 recognized as of December 31, 2012 was for costs incurred for the twelve months ended December 31, 2012.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Income from Grants – continued

As of December 31, 2012 and 2011 the grant money received and grant money recognized as income and deferred income is:

$1,215,000 Brachytherapy Grant
Deferred income at December 31, 2010	1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants in 2012	680,234
Deferred income at December 31, 2012	$265,531

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Convertible debt	32,859,850	11,999,137
Common stock options	4,775,000	5,135,000
Common stock warrants	24,411,701	-
Total potential dilutive securities	62,046,551	17,134,137

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

The Company incurred $973,611, and $481,677 research and development costs for the years ended December 31, 2012, and 2011, respectively, all of which were recorded in our operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the years ended December 31, 2012 and 2011. During the twelve months ended December 31, 2012 and 2011, the Company incurred $1,050 and $8,025, respectively, in advertising costs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of product sales.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2012 and 2011.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2012 and 2011.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2012 and 2011, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Fair Value of Financial Instruments – continued

We measure certain financial instruments at fair value on a recurring basis. There were no assets or liabilities measured at fair value as of December 31, 2011.  Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$3,938,317	$-	$-	$3,938,317
Total Liabilities Measured at Fair Value	$3,938,317	$-	$-	$3,938,317

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 3:                      FIXED ASSETS

Fixed assets consist of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Production equipment	$2,131,377	$2,116,627
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,599,403
Less accumulated depreciation	(2,399,497)	(1,927,459)
	$214,656	$671,944

Accumulated depreciation related to fixed assets is as follows:

	December 31, 2012	December 31, 2011
Production equipment	$1,924,002	$1,521,519
Building	446,772	382,945
Leasehold improvements	3,235	2,801
Office equipment	25,488	20,194
	$2,399,497	$1,927,459

Depreciation expense for the above fixed assets for the years ended December 31, 2012 and 2011, respectively, was $472,038 and $539,720.

NOTE 4:                      INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
License Fee	$112,500	$95,000
Less accumulated amortization	(96,440)	(85,278)
	16,060	9,722
Patents and intellectual property	360,475	317,224
Intangible assets net of accumulated amortization	$376,535	$326,946

Amortization expense for the above intangible assets for the years ended December 31, 2012 and 2011, respectively, was $11,162 and $6,668.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 5:                      RELATED PARTY TRANSACTIONS

Loans from Stockholder

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is our chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of our common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090, at which time the note was extended for another year to October 31, 2013 with monthly payments increasing to $4,100  There is no security held as collateral for this loan.  As of December 31, 2012, the December payment due December 31, 2012 was not paid until January 18, 2013.  From January 1, 2010 through March 12, 2013, the Company has paid $127,593 in principal and $24,310 in interest to the holders of this loan. As of December 31, 2012 and March 12, 2013, the outstanding principal balance on this loan was $43,349 and $31,897, respectively.

Related Party Convertible Notes Payable

The Company issued various shares of common stock and convertible promissory notes during the twelve months ended December 31, 2012 and 2011 to a director and major stockholder. The details of these transactions are outlined in Note 12: Stockholders’ Equity - Common Stock Issued for Convertible Debt.

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility, located in Kennewick, Washington from a stockholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011. During the years ended December 31, 2012 and 2011 the Company incurred rent expenses for this facility totaling $88,087 and $54,869 respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease. For the years ended December 31, 2012 and 2011 the Company amortized $21,875 and $37,500 of this stock issuance and recognized it as rent expense. Additionally, during the years ended December 31, 2012 and 2011 the Company recognized an additional rent expense of $0 and $3,000, respectively, for additional shares issued to the Company’s landlord.

There are no future minimum rental payments required under this rental agreement because it expired as of July 31, 2012 and subsequent to that date the Company is renting this space on a month to month basis.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the years ended December 31, 2012 and 2011 the Company incurred rent expenses for this facility totaling $33,217 and $32,700, respectively.

There are no future minimum rental payments required under this rental agreement because it expired as of December 31, 2010 and subsequent to that date the Company is renting this space on a month to month basis.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 6:                      RELATED PARTY TRANSACTIONS - continued

Rental expense for the years ended December 31, 2012 and 2011 consisted of the following:

	Year ended December 31, 2012	Year ended December 31, 2011
Office and warehouse space	$88,087	$54,869
Rental expense in the form of stock issuance	21,875	40,500
Corporate office	33,217	32,700
Cyclotron storage	-	-
Total Rental Expense	$143,179	$128,069

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

·	Royalties equal to the greater of three percent of the Selling Price of each Licensed Product Licensee sells or the maintenance fee according to the following schedule:

2008	$10,000	(not yet paid)
2009	$15,000	(not yet paid)
2010	$15,000	(not yet paid)
2011	$45,000	(not yet paid)
2012 (and each year thereafter)	$60,000	(not yet paid)

The License Agreement may be cancelled by giving 90 days written notice to the University. In 2008, partially due to the Company’s lack of funds to act upon the patent license for the neutron generator and develop the technology, the Company lost considerable ground towards the advantages of utilization of the patent license.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 8:                      PREPAID EXPENSES PAID WITH STOCK

The Company has issued stock to companies for various service agreements extending beyond December 31, 2011. Additionally, the Company issued stock for prepaid rent which expired annually through July 2012 at the rate of $37,500 per year. Prepaid expenses paid with stock have fully expired as of December 31, 2012.

NOTE 9:                      CAPITAL LEASE OBLIGATIONS

During September 2007, the Company obtained two master lease agreements for $1,875,000 and $631,000, with interest on both leases accruing at 8.6% annually, secured by equipment and personal guarantee of two of the major stockholders. These long-term agreements shall be deemed capital lease obligations for purposes of financial statement reporting. The purpose of the lease is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $933,888. Advances made by the Lessor for the benefit of the Company, less payments, total $631,270 as of December 31, 2012.

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

	Capital Lease Obligation
	PET Isotope Production System	Ancillary Equipment	Total
Total lease commitment	$1,875,000	$933,888	$2,808,888
Advances made for purchases	$1,511,268	$933,888	$2,445,156
Principal portion of payments	955,167	858,719	1,813,886
Net balance of advances payable	556,101	75,169	631,270
Add factor to arrive at total future minimum lease payments	54,582	1,477	56,059
Total future minimum lease payments	610,683	76,646	687,329
Less amount representing interest	54,582	1,477	56,059
Present value of net minimum lease payments	556,101	75,169	631,270
Amounts due within one year	271,101	75,169	346,270
Amounts due after one year	$285,000	$-	$285,000

The lease requires the Company to maintain a minimum debt service coverage ratio of 1:1 measured at fiscal year-end; non-compliance with this provision shall constitute a default and guarantors must contribute capital sufficient to fund any deficit in the debt service coverage ratio.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 9:                      CAPITAL LEASE OBLIGATIONS - continued

The definition of debt service coverage ratio is EBITDA (earnings before interest, taxes, depreciation and amortization), minus cash taxes, minus unfunded capital expenditures, plus capital injections, divided by (interest plus current portion of long-term debt). According to the debt service coverage ratio computation, at December 31, 2009 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2009.  However the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010, and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. We were in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly we recorded the entire value of the leases as a current obligation in our audited December 31, 2011 financial statements. However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2012 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2012 and reclassified the December 31, 2011 capital lease obligations to current and long term portions as of that date. The reason the Company was able to come into compliance with the minimum debt service coverage ratio stipulated in the loan covenants was due to the additional convertible debt raised during the year ended December 31, 2012.

The Company’s results of the minimum debt service ratio calculation for the years December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Net loss	$(8,586,264)	$(2,749,616)
- Interest	1,102,137	408,474
- Depreciation and amortization	483,200	546,388
EBITDA	(7,000,927)	(1,794,754)

- Cash taxes	-	-
- Unfunded capital expenditures	-	-
+ capital injections*	2,375,300	1,158,916
	(4,625,627)	(635,838)

Less non-cash items:**
Stock based consulting fees	1,405,445	-
Stock options granted	1,638,361	-
Loss on derivative liability	2,228,538	-
Loss on extinguishment of debt	48,470	-
	$695,187	$(638,838)

Interest plus current portion of long-term debt	$386,006	$1,031,813

Debt service coverage ratio	1.80	0.00

* Cash for stock and convertible debt.
     ** Other deductions from net income (add back for net loss) that were not explicitly stated in
        Calculation for EBITDA, but are implied as they are non-cash expenditures.

Principal maturities on the amount of the capital lease obligations advanced through December 31, 2012 are due as follows:

Year ended December 31,	Production Facility	Ancillary Equipment
2013	$271,101	$75,169
2014	235,341	-
2015	49,659	-
Thereafter	-	-
	$556,101	$75,169

The capital lease obligation is the only Company debt that contains covenants.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 10:                   SHORT TERM LOAN PAYABLE

The Company had credit card debt of $46,725 that was converted to a promissory note March 15, 2012 secured by personal guarantees of Mr. Katzaroff, CEO and Mr. Jolliff, CFO of the Company. The note calls for $2,500 up front payment and nineteen payments of $2,568 including interest of twelve percent. As of December 31, 2012 the payments for August through December, 2012 had not yet been paid. For the twelve month period ending December 31, 2012 the Company paid $10,879 in principal and $1,894 in interest towards the debt. The note was called effective January 23, 2013 and the $5,301 of interest and collection costs as of that date have been accrued in the accompanying financial statement for the twelve months ending December 31, 2012. The principal balance of the loan was $35,846 and accrued interest of $5,326 was recorded as of December 31, 2012, all of which was recorded as current liabilities.

NOTE 11:                   CONVERTIBLE NOTES PAYABLE

As of December 31, 2012 and 2011 the Company had the following convertible notes outstanding:

	December 31, 2012		December 31, 2011
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
May 2011 $55,000 Convertible Note, 8% interest, due February 2012, net of debt discount of $0 and $0, respectively	$-	$-	$-	$-	(1)
October 2011 $53,000 Convertible Note, 8% interest, due July 2012, net of debt discount of $0 and $0, respectively	-	-	53,000	871	(2)
November 2011 $63,000 Convertible Note, 8% interest, due August 2012, net of debt discount of $0 and $0, respectively	-	-	63,000	621	(3)
February 2012 $45,000 Convertible Note, 8% interest, due August 2012, net of debt discount of $0 and $0, respectively	-	-	-	-	(4)
April 2012 $60,000 Convertible Note, 8% interest, due October 2012, net of debt discount of $0 and $0, respectively	-	-	-	-	(5)
October 2012 $63,000 Convertible Note, 8% interest, due April 2013, net of debt discount of $22,209 and $0, respectively	40,791	1,155	-	-	(6)
November 2012 $42,500 Convertible Note, 8% interest, due May 2013, net of debt discount of $16,724 and $0, respectively	25,776	525	-	-	(7)
December 2012 $55,000 Convertible Note, 0% interest for the first 90 days, due December 2013, with a 10% original issue discount, net of debt discount of $5,839 and $0, respectively	49,161	-	-	-	(8)
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $888,500 and $0 outstanding , net of debt discount of $628,846 and $0, respectively	259,654	47,199	-	-	(9)
September and October 2012 $115,000 Convertible Notes, 12% interest, due February and March 2014 (18 month notes), net of debt discount of $95,280 and $0, respectively	19,720	3,575	-	-	(10)
Total Convertible Notes Payable, Net	$395,102	$52,454	$116,000	$1,492

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 11:                      CONVERTIBLE NOTES PAYABLE - continued

(1) The Company borrowed $55,000 May 2011, due February 2012, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (November 8, 2011), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average closing price of the last five trading prices for the common stock ending one trading day prior to the date of conversion. The Company had the right to prepay the note and accrued interest during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 135% of the outstanding principal balance of the note plus accrued interest on the note. The Company prepaid the note in full on August 3, 2011 and therefore has accrued interest expense of $20,046 related to the prepayment cost in the accompanying financial statements for the six months ending June 30, 2011.

(2) The Company borrowed $53,000 October 2011, due July 2012, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (April 15, 2012), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company prepaid the note in full April 13, 2012, at which time they incurred a prepayment penalty of 150%, therefore has recorded interest expense of $26,500 related to the prepayment cost in the accompanying financial statements for the twelve months ending December 31, 2012.

(3) The Company borrowed $63,000 November 2011, due August 2012, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (May 15, 2012), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice. The Company prepaid the note in full May 18, 2012, at which time they incurred a prepayment penalty of 150%, therefore has recorded interest expense of $31,500 related to the prepayment cost in the accompanying financial statements for the twelve months ending December 31, 2012.

(4) The Company borrowed $45,000 February 27, 2012, due August 2012, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (August 24, 2012), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company prepaid the note in full July 17, 2012, at which time they incurred a prepayment penalty of 145%, therefore has recorded interest expense of $20,250 related to the prepayment cost in the accompanying financial statements for the twelve months ending December 31, 2012.

(5) The Company borrowed $60,000 April 13, 2012, due October 2012, with interest at 8%. The holder of the note had the right, after the first one hundred eighty days of the note (October 19, 2012), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice. The Company prepaid the note in full October 15, 2012, at which time they incurred a prepayment penalty of 150%, therefore has recorded interest expense of $30,000 related to the prepayment cost in the accompanying financial statements for the twelve months ending December 31, 2012.

(6) The Company borrowed $63,000 October 2012, due April 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (April 10, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $31,500 related to the conversion feature of the note, along with a derivative liability at inception (see Note 12: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2012 total amortization was recorded in the amount of $9,291 resulting in a debt discount of $22,209 December 31, 2012.  Also during 2012, interest expense of $1,155 was recorded for the note.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 11:                   CONVERTIBLE NOTES PAYABLE - continued

(7) The Company borrowed $42,500 November 2012, due May 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (May 2, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $21,250 related to the conversion feature of the note, along with a derivative liability at inception (see Note 12: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2012 total amortization was recorded in the amount of $4,526 resulting in a debt discount of $16,724 December 31, 2012.  Also during 2012, interest expense of $572 was recorded for the note.

(8) The Company borrowed $55,000 December 2012, due December 2013. The holder of the note has the right, after the first one hundred eighty days of the note (June 7, 2013), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($61,160) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($61,160) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($5,500) for a total repayment amount of $66,660.   The Company recorded a debt discount of $6,160 related to the conversion feature of the note, along with a derivative liability at inception (see Note 12: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During 2012 total amortization was recorded in the amount of $321 resulting in a debt discount of $5,839 December 31, 2012.  Also during 2012, interest expense of $0 was recorded for the note.

(9) The Company had received $1,060,000 in cash as of December 31, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.10.  In addition the Convertible Debt instruments have an equal amount of $0.15, five year common stock warrants and Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal. The Company recorded a debt discount of $1,060,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception (see Note 12: Derivative Liability).

During December of 2012 the holders of the Convertible Debt instruments exercised their conversion rights and converted $171,500 and $37,044 of the outstanding principal and accrued interest balances, respectively, into 2,085,440 shares of the Company’s common stock (see Note 14: Common Stock).

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $431,154 resulting in a debt discount of $628,846 at December 31, 2012.  During 2012 interest expense of $84,243 was recorded for the Convertible Debt Instruments.

(10) The Company had received $115,000 in cash as of December 31, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.12.  In addition the Convertible Debt instruments have an equal amount of $0.18, five year common stock warrants and Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal.  The Company recorded a debt discount of $115,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception (see Note 12: Derivative Liability).

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $19,720 resulting in a debt discount of $95,280 at December 31, 2012.  During 2012 interest expense of $3,575 was recorded for the Convertible Debt Instruments.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 12:                   DERIVATIVE LIABILITY

During the twelve months ending December 31, 2012 the Company had the following activity in their derivative liability account:

	Derivative Liability at Inception	Conversions	(Gain) Loss on Derivative Liability	Derivative Liability at 12/31/12
Conversion feature of October 2012 $63,000 Convertible Note	$31,500	$-	$-	$31,500	(1)
Conversion feature of November 2012 $42,500 Convertible Note	21,250	-	-	21,250	(2)
Conversion feature of December 2012 $55,000 Convertible Note	6,160	-	-	6,160	(3)
Conversion feature of July and August 2012 $1,060,000 Convertible Notes	2,041,136	(280,185)	(371,337)	1,389,614	(4)
10,600,000 Warrants attached to the July and August 2012 $1,060,000 Convertible Notes	2,362,370	-	(736,330)	1,626,040	(4)
Conversion feature of September and October 2012 $115,000 Convertible Notes	126,554	-	19,880	146,434	(5)
958,334 Warrants attached to the September and October 2012 $115,000 Convertible Notes	153,834	-	(10,276)	143,558	(5)
3,740,297 Warrants issued for debt issuance costs	756,055	-	(182,293)	573,762	(6)
Total	$5,498,859	$(280,185)	(1,280,356)	$3,938,318
Loss on Derivative Liability Recognized at Inception for conversion feature and attached warrants of July and August 2012 $1,060,000 Convertible Notes			3,343,506		(4)
Loss on Derivative Liability Recognized at Inception for conversion feature and attached warrants of September and October 2012 $115,000 Convertible Notes			165,388		(5)
Total Loss on Derivative Liability			$2,228,538

(1) At inception, the Company recorded a derivative liability and debt discount (see Note 11: Convertible Notes Payable) in the amount of $31,500 for the Company’s fair value estimate of the conversion feature of their $63,000 October 2012 note based on the 150% prepayment penalty.  The fair value has not changed at December 31, 2012, therefore no gain or loss on the derivative has been recorded as of that date.

(2) At inception, the Company recorded a derivative liability and debt discount (see Note 11: Convertible Notes Payable) in the amount of $21,250 for the Company’s fair value estimate of the conversion feature of their $42,500 November 2012 note based on the 150% prepayment penalty.  The fair value has not changed at December 31, 2012, therefore no gain or loss on the derivative has been recorded as of that date.

(3) At inception, the Company recorded a derivative liability and debt discount (see Note 11: Convertible Notes Payable) in the amount of $6,160 for the Company’s fair value estimate of the conversion feature of their $55,000 December 2012 note based on the notes 10% original issue discount.  The fair value has not changed at December 31, 2012, therefore no gain or loss on the derivative has been recorded as of that date.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 12:                   DERIVATIVE LIABILITY - continued

(4) At inception the Company recorded a derivative liability for the conversion feature of their $1,060,000 convertible notes and its 10,600,000 warrants of $2,041,136 and $2,362,370, respectively, a debt discount of $1,060,000 (see Note 11: Convertible Notes Payable), and a loss on derivative liability of $3,343,506.  During December of 2012 the holders of the Convertible Debt instruments exercised their conversion rights and converted $171,500 and $37,044 of the outstanding principal and accrued interest balances, respectively, into 2,085,440 shares of the Company’s common stock.  As a result of the conversion the Company reduced the derivative liability by $280,185 and recorded an increase in equity for the value of the shares issued.  At December 31, 2012 the Company measured the fair value of the derivative for the remaining Convertible Debt instruments and warrants of $1,389,614 and $1,626,040, respectively.  The fair values of the derivative liabilities were calculated using the Black-Scholes pricing model with the following assumptions:

	At Inception		At Conversion		At December 31, 2012
	Conversion Feature	Warrants	Conversion Feature	Warrants	Conversion Feature	Warrants
Risk-free interest rate	0.18% - 0.19%	0.61% - 0.63%	0.14% -0.16%	-	0.16%	0.70%
Expected life in years	1.50	5.00	1.1	-	1.25	4.75
Dividend yield	0%	0%	0%	-	0%	0%
Expected volatility	117.38% - 118.36%	113.84% - 114.10%	221.38%	-	206.14%	112.26%

(5) At inception the Company recorded a derivative liability for the conversion feature of their $115,000 convertible notes and its 958,334 warrants of $126,554 and $153,834, respectively, a debt discount of $115,000 (see Note 11: Convertible Notes Payable), and a loss on derivative liability of $165,388.  At December 31, 2012 the Company measured the fair value of the derivative for the Convertible Debt instruments and warrants at $146,434 and $143,558, respectively.  The fair values of the derivative liabilities were calculated using the Black-Scholes pricing model with the following assumptions:

	At Inception		At December 31, 2012
	Conversion Feature	Warrants	Conversion Feature	Warrants
Risk-free interest rate	0.18%	0.63% - 0.67%	0.16%	0.70%
Expected life in years	1.50	5.00	1.25	4.75
Dividend yield	0%	0%	0%	0%
Expected volatility	119.96%	109.53%	206.14%	112.26%

(6) At inception the Company recorded a derivative liability for the 3,740,297 warrants issued for loan costs of $756,055 and capitalized debt issuance costs for the same (See Note 15: Debt Issuance Costs). At December 31, 2012 the Company measured the fair value of the derivative for the warrants at $573,762.  The fair values of the derivative liabilities were calculated using the Black-Scholes pricing model with the following assumptions:

	At Inception	At December 31, 2012
Risk-free interest rate	0.63%	0.70%
Expected life in years	5.00	4.75
Dividend yield	0%	0%
Expected volatility	113.84%	112.26%

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 13:                   INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryover	$5,755,600	$5,723,000
Amortization	217,600	-
Related party accrual	247,400	164,000
Deferred tax liabilities:
Depreciation	-	(82,000)
Valuation allowance	(6,220,600)	(5,805,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	December 31, 2012	December 31, 2011
Book income	$(2,919,300)	$(1,072,500)
Grant income	(231,300)	-
Depreciation	99,200	151,500
Related party accrual	104,400	75,000
Meals and entertainment	3,300	5,000
Stock for services	473,300	25,500
Options expense	557,000	25,000
Non-cash interest expense	56,100	89,500
Other non-deductable expenses	987,200	241,000
Valuation allowance	870,100	460,000
Income tax expense	$-	$-

At December 31, 2012, the Company had net operating loss carryforwards of approximately $16,928,300 that may be offset against future taxable income from the year 2013 through 2033.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 13:                   INCOME TAXES – continued

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Washington. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE 14:                   STOCKHOLDERS’ EQUITY

Common Stock Sale

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

In November 2012 the Company issued 750,000 shares of common stock with a total fair market value of $150,000. The fair market value of the shares issued was $0.20 per share. The shares were issued for $150,000 worth of current year services.

In November 2012 the Company issued 300,000 shares of common stock with a total fair market value of $51,000. The fair market value of the shares issued was $0.17 per share. The shares were issued for $51,000 worth of current year services.

Common Stock Issued for Accounts Payable

During January of 2011 the Company issued 156,167 shares of common stock with a total fair market value of $46,850. The fair market value of the shares issued was $0.30 per share. The shares were issued to extinguish $46,850 of a prior year liability.

In February 2012 the Company issued 15,000 shares of common stock with a total fair market value of $2,550. The fair market value of the shares issued was $0.17 per share. The shares were issued to extinguish $2,000 of a prior year liability and a loss on the extinguishment of debt was recorded for $550.

Common Stock Issued for Loan Fees on Convertible Debt

The Company issued 100,000 shares of its common stock in exchange for a $250,000 convertible note in 2008. The value of the $250,000 debt plus the $0.70 fair market value of the 100,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $250,000 debt and the value of the 100,000 shares. This computation resulted in an allocation of $195,313 toward the debt and $54,687 to the shares. The $54,687 value of the shares is then amortized to interest over the twelve month life of the debt. Interest expense of $36,459 was accreted and added to the note payable bringing the total debt balance to $250,000 as of December 31, 2009. The note was rewritten May 26, 2010 for the original $250,000 note plus $43,750 of interest for the period September 4, 2008 through May 26, 2010 for a new note of $293,750, 10%, expiration date of September 30, 2010. The Company recognized interest expense on the notes principal balance of $730 and $27,553 in the accompanying financial statements for the years ended December 31, 2011 and 2010, respectively. The $293,750 original value of the note plus $17,866 interest from May 26, 2010 through January 3, 2011, for a total of $311,616, was paid January 3, 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                   STOCKHOLDERS’ EQUITY - continued

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

The Company allocated the proceeds to the shares issued and the debt and then calculated a beneficial conversion feature.  The Company performed these calculations which resulted in a beneficial conversion feature with an intrinsic value of $322,234.  The 150,000 shares of common stock were valued at $46,053 and the debt was recorded at $6,713. Because the debt is immediately convertible, the value of the beneficial conversion feature is calculated as if converted on the commitment date.  The $322,234 allocated to the beneficial conversion feature along with the $46,053 allocated to the 150,000 shares of common stock is being accreted to interest expense over the twelve month life of the debt. Interest expense of $368,287 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $375,000 as of December 31, 2009. The note expired December 16, 2009, was extended by the note holder for another year until December 16, 2010, and another year to December 16, 2011, and another year to December 16, 2012, and another year to December 16, 2013. The Company recognized interest expense of $37,500 and $37,500 in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in March 2009 to our major stockholder, who is also a Director. The Note matured in March of 2010, was extended by the note holder for another year until March, 2011, and another year until March, 2012, and another year until March, 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.31 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $25,397 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2010. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in April 2009 to our major stockholder, who is also a Director. The Note matured in April of 2010, was extended by the note holder for another year until April, 2011, and extended again until April, 2012. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share.  The value of the $50,000 debt plus the $0.31 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $31,268 toward the debt and $6,140 to the shares and $12,592 to the beneficial conversion feature.  The $6,140 value of the shares and the $12,592 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $18,732 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2010. Additionally, $5,000 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 90,560 shares of its common stock and a convertible promissory note in the amount of $226,400 with interest payable at 10% per annum in September 2009 to our major stockholder, who is also a Director. The Note matured in September of 2010, was extended by the note holder for another year until September, 2011, and extended again until September 2012, and extended again until September 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share. The value of the $226,400 debt plus the $0.39 fair market value of the 90,560 shares at the date of the agreement was prorated to arrive at the allocation of the original $226,400 debt and the value of the 90,560 shares and the beneficial conversion feature.  The computation resulted in an allocation of $106,870 toward the debt and $30,552 to the shares and $88,978 to the beneficial conversion feature.  The $30,552 value of the shares and the $88,978 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $119,530 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $226,400 as of December 31, 2010. Additionally, $22,640 and $22,640 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 66,000 shares of its common stock and a convertible promissory note in the amount of $155,000 with interest payable at 10% per annum in October 2009 to our major stockholder, who is also a Director. The Note matured in October of 2010, was extended by the note holder for another year until October, 2011, and extended another year to October 2012, and extended another year to October 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.51 per share. The value of the $155,000 debt plus the $0.51 fair market value of the 66,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $155,000 debt and the value of the 66,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $99,690 toward the debt and $27,655 to the shares and $27,655 to the beneficial conversion feature.  The $27,655 value of the shares and the $27,655 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $55,310 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $155,000 as of December 31, 2010. Additionally, $15,500 and $15,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 80,000 shares of its common stock and a convertible promissory note in the amount of $200,000 with interest payable at 10% per annum in November 2009 to our major stockholder, who is also a Director. The Note matured in November of 2010, was extended by the note holder for another year until November, 2011, and extended another year until November 2012, and extended another year until November 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $200,000 debt plus the $0.59 fair market value of the 80,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $200,000 debt and the value of the 80,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $123,624 toward the debt and $38,188 to the shares and $38,188 to the beneficial conversion feature.  The $38,188 value of the shares and the $38,188 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $76,376 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $200,000 as of December 31, 2010, respectively. Additionally, $20,000 and $20,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in December 2009 to our major stockholder, who is also a Director. The Note matured in December of 2010, was extended by the note holder for another year until December, 2011, and another year to December, 2012, and another year to December, 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $100,000 debt plus the $0.59 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $61,812 toward the debt and $19,094 to the shares and $19,094 to the beneficial conversion feature.  The $19,094 value of the shares and the $19,094 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $38,188 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2010. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in January 2010 to our major stockholder, who is also a Director. The Note matures in January of 2011, was extended by the note holder for another year until January, 2012, and extended another year to January, 2013, and extended another year to January, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.45 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $79,492 toward the debt and $15,254 to the shares and $5,254 to the beneficial conversion feature. The $15,254 value of the shares and the $5,254 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $20,508 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2011. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt - continued

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in February 2010 to our major stockholder, who is also a Director. The Note matures in February of 2011, was extended by the note holder for another year until February, 2012, and extended another year to February, 2013, and extended another year to February, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.49 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $69,224 toward the debt and $16,388 to the shares and $14,388 to the beneficial conversion feature. The $16,388 value of the shares and the $14,388 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $30,776 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2011. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 90,000 shares of its common stock and a convertible promissory note in the amount of $225,000 with interest payable at 10% per annum in March 2010. The Note matures in March of 2011, was extended by the note holder for another year until March, 2012, and was extended by the note holder for another year until March, 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $225,000 debt plus the $0.40 fair market value of the 90,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $225,000 debt and the value of the 90,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $162,932 toward the debt and $31,034 to the shares and $31,034 to the beneficial conversion feature. The $31,034 value of the shares and the $31,034 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $62,068 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $225,000 as of December 31, 2011. Additionally, $22,500 and $22,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in April 2010 to our major stockholder, who is also a Director. The Note matures in April of 2011, was extended by the note holder for another year until April, 2012, and was extended by the note holder for another year until April, 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $50,500 debt plus the $0.40 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $36,568 toward the debt and $6,966 to the shares and $6,966 to the beneficial conversion feature. The $6,966 value of the shares and the $6,966 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $13,932 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,500 December 31, 2011. Additionally, $5,050 and $5,050 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt – continued

The Company issued 22,880 shares of its common stock and a convertible promissory note in the amount of $57,200 with interest payable at 10% per annum in May 2010 to our major stockholder, who is also a Director. The Note matures in May of 2011, was extended by the note holder for another year until May, 2012, and extended by the note holder for another year until May, 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share. The value of the $57,200 debt plus the $0.30 fair market value of the 22,880 shares at the date of the agreement was prorated to arrive at the allocation of the original $57,200 debt and the value of the 22,880 shares and the beneficial conversion feature. The computation resulted in an allocation of $44,942 toward the debt and $6,129 to the shares and $6,129 to the beneficial conversion feature. The $6,129 value of the shares and the $6,129 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $12,258 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $57,200 as of December 31, 2011. Additionally, $5,720 and $5,720 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in June 2011 to our major stockholder, who is also a Director. The Note matures in June of 2012 and was extended by the note holder for another year until June, 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $50,000 debt plus the $0.22 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $41,912 toward the debt and $4,044 to the shares and $4,044 to the beneficial conversion feature. The $4,044 value of the shares and the $4,044 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,704 and $4,384 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 and $46,296 as of December 31, 2012 and 2011, respectively. Additionally, $5,000 and $2,700 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 15,400 shares of its common stock and a convertible promissory note in the amount of $38,500 with interest payable at 10% per annum in June 2011 to our major stockholder, who is also a Director. The Note matures in June of 2012, and was extended by the note holder for another year until June, 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $38,500 debt plus the $0.20 fair market value of the 15,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $38,500 debt and the value of the 15,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $32,796 toward the debt and $2,852 to the shares and $2,852 to the beneficial conversion feature. The $2,852 value of the shares and the $2,852 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,602 and $3,102 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $38,500 and $35,899 as of December 31, 2012 and 2011, respectively. Additionally, $3,851 and $2,086 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 40,346 shares of its common stock and a convertible promissory note in the amount of $100,866 with interest payable at 10% per annum in June 2011 to our major stockholder, who is also a Director. The Note matures in June of 2012, and was extended by the note holder for another year until June, 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $100,866 debt plus the $0.20 fair market value of the 40,346 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,866 debt and the value of the 40,346 shares and the beneficial conversion feature. The computation resulted in an allocation of $85,922 toward the debt and $7,472 to the shares and $7,472 to the beneficial conversion feature. The $7,472 value of the shares and the $7,472 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $7,472 and $8,160 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,866 and $93,394 as of December 31, 2012 and 2011, respectively. Additionally, $10,008 and $5,044 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 40,280 shares of its common stock and a convertible promissory note in the amount of $100,700 with interest payable at 10% per annum in August 2011 to our major stockholder, who is also a Director. The Note matures in August of 2012, and was extended by the note holder for another year until August 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.25 per share. The value of the $100,700 debt plus the $0.25 fair market value of the 40,280 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,700 debt and the value of the 40,280 shares and the beneficial conversion feature. The computation resulted in an allocation of $82,390 toward the debt and $9,155 to the shares and $9,155 to the beneficial conversion feature. The $9,155 value of the shares and the $9,155 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $10,683 and $7,627 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,700 and $90,017 as of December 31, 2012 and 2011, respectively. Additionally, $10,072 and $4,198 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 10,000 shares of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in September 2011 to our major stockholder, who is also a Director. The Note matures in September of 2012, and was extended by the note holder for another year until September 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $25,000 debt plus the $0.28 fair market value of the 10,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 10,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $19,964 toward the debt and $2,518 to the shares and $2,518 to the beneficial conversion feature. The $2,518 value of the shares and the $2,518 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,462 and $1,574 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,000 and $21,538 as of December 31, 2012 and 2011, respectively. Additionally, $2,500 and $781 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in September 2011 to our major stockholder, who is also a Director. The Note matures in September of 2012, and was extended by the note holder for another year until September 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $50,000 debt plus the $0.28 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $39,928 toward the debt and $5,036 to the shares and $5,036 to the beneficial conversion feature. The $5,036 value of the shares and the $5,036 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $7,554 and $2,518 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 and $42,446 as of December 31, 2012 and 2011, respectively. Additionally, $5,000 and $1,250 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 6,000 shares of its common stock and a convertible promissory note in the amount of $15,000 with interest payable at 10% per annum in October 2011 to our major stockholder, who is also a Director. The Note matures in October of 2012, and was extended by the note holder for another year until October 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $15,000 debt plus the $0.22 fair market value of the 6,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $15,000 debt and the value of the 6,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $12,574 toward the debt and $1,213 to the shares and $1,213 to the beneficial conversion feature. The $1,213 value of the shares and the $1,213 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,926 and $500 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $15,000 and $13,074 as of December 31, 2012 and 2011, respectively. Additionally, $1,500 and $300 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in October 2011 to our major stockholder, who is also a Director. The Note matures in October of 2012, and was extended by the note holder for another year until October 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.24 per share. The value of the $100,000 debt plus the $0.24 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $82,482 toward the debt and $8,759 to the shares and $8,759 to the beneficial conversion feature. The $8,759 value of the shares and the $8,759 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $14,598 and $2,920 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 and $85,402 as of December 31, 2012 and 2011, respectively. Additionally, $10,000 and $1,666 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 42,200 shares of its common stock and a convertible promissory note in the amount of $105,500 with interest payable at 10% per annum in November 2011 to our major stockholder, who is also a Director. The Note matures in November of 2012, and was extended by the note holder for another year until November 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.23 per share. The value of the $105,500 debt plus the $0.23 fair market value of the 42,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $105,500 debt and the value of the 42,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $87,724 toward the debt and $8,888 to the shares and $8,888 to the beneficial conversion feature. The $8,888 value of the shares and the $8,888 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $16,296 and $1,480 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $105,500 and $89,204 as of December 31, 2012 and 2011, respectively. Additionally, $10,552 and $880 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 45,440 shares of its common stock and a convertible promissory note in the amount of $113,600 with interest payable at 10% per annum in December 2011 to our major stockholder, who is also a Director. The Note matures in December of 2012, and was extended by the note holder for another year until December 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $113,600 debt plus the $0.10 fair market value of the 45,440 shares at the date of the agreement was prorated to arrive at the allocation of the original $113,600 debt and the value of the 45,440 shares and the beneficial conversion feature. The computation resulted in an allocation of $104,862 toward the debt and $4,369 to the shares and $4,369 to the beneficial conversion feature. The $4,369 value of the shares and the $4,369 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $8,738 and $0 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $113,600 and $104,862 as of December 31, 2012, and 2011, respectively. Additionally, $11,360 and $0 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012 and 2011.

The Company issued 51,400 shares of its common stock and a convertible promissory note in the amount of $128,500 with interest payable at 10% per annum in January 2012 to our major stockholder, who is also a Director. The Note matures in January of 2013, and was extended by the note holder for another year until December 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.15 per share. The value of the $128,500 debt plus the $0.15 fair market value of the 51,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $128,500 debt and the value of the 51,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $113,952 toward the debt and $7,274 to the shares and $7,274 to the beneficial conversion feature. The $7,274 value of the shares and the $7,274 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $13,336 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $127,288 as of December 31, 2012. Additionally, $11,781 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

The Company issued 48,600 shares of its common stock and a convertible promissory note in the amount of $121,500 with interest payable at 10% per annum in February 2012 to our major stockholder, who is also a Director. The Note matures in February of 2013, and was extended by the note holder for another year until February 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.16 per share. The value of the $121,500 debt plus the $0.16 fair market value of the 48,600 shares at the date of the agreement was prorated to arrive at the allocation of the original $121,500 debt and the value of the 48,600 shares and the beneficial conversion feature. The computation resulted in an allocation of $106,884 toward the debt and $7,308 to the shares and $7,308 to the beneficial conversion feature. The $7,308 value of the shares and the $7,308 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $12,484 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $119,368 as of December 31, 2012. Additionally, $10,379 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

The Company issued 46,000 shares of its common stock and a convertible promissory note in the amount of $115,000 with interest payable at 10% per annum in March 2012 to our major stockholder, who is also a Director. The Note matures in March of 2013, and was extended by the note holder for another year until March 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.14 per share. The value of the $115,000 debt plus the $0.14 fair market value of the 46,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $115,000 debt and the value of the 46,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $102,804 toward the debt and $6,098 to the shares and $6,098 to the beneficial conversion feature. The $6,098 value of the shares and the $6,098 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $9,401 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $112,205 as of December 31, 2012. Additionally, $8,865 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 53,120 shares of its common stock and a convertible promissory note in the amount of $132,800 with interest payable at 10% per annum in April 2012 to our major stockholder, who is also a Director. The Note matures in April of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $132,800 debt plus the $0.09 fair market value of the 53,120 shares at the date of the agreement was prorated to arrive at the allocation of the original $132,800 debt and the value of the 53,120 shares and the beneficial conversion feature. The computation resulted in an allocation of $123,570 toward the debt and $4,615 to the shares and $4,615 to the beneficial conversion feature. The $4,615 value of the shares and the $4,615 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $6,514 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $130,084 as of December 31, 2012. Additionally, $9,340 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in April 2012 to our major stockholder, who is also a Director. The Note matures in April of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $100,000 debt plus the $0.10 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $92,308 toward the debt and $3,846 to the shares and $3,846 to the beneficial conversion feature. The $3,846 value of the shares and the $3,846 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,126 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $97,434 as of December 31, 2012. Additionally, $6,670 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

The Company issued 22,000 shares of its common stock and a convertible promissory note in the amount of $55,000 with interest payable at 10% per annum in May 2012 to our major stockholder, who is also a Director. The Note matures in May of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $55,000 debt plus the $0.09 fair market value of the 22,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $55,000 debt and the value of the 22,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $51,178 toward the debt and $1,911 to the shares and $1,911 to the beneficial conversion feature. The $1,911 value of the shares and the $1,911 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,390 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $53,568 as of December 31, 2012. Additionally, $3,438 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

The Company issued 28,000 shares of its common stock and a convertible promissory note in the amount of $70,000 with interest payable at 10% per annum in May 2012 to our major stockholder, who is also a Director. The Note matures in May of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $70,000 debt plus the $0.10 fair market value of the 28,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $70,000 debt and the value of the 28,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $64,616 toward the debt and $2,692 to the shares and $2,692 to the beneficial conversion feature. The $2,692 value of the shares and the $2,692 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,142 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $67,758 as of December 31, 2012. Additionally, $4,080 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 24,000 shares of its common stock and a convertible promissory note in the amount of $60,000 with interest payable at 10% per annum in August 2012 to our major stockholder, who is also a Director. The Note matures in August of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.245 per share. The value of the $60,000 debt plus the $0.245 fair market value of the 24,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $60,000 debt and the value of the 24,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,290 toward the debt and $5,355 to the shares and $5,355 to the beneficial conversion feature. The $5,355 value of the shares and the $5,355 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,568 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $52,858 as of December 31, 2012. Additionally, $2,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

The Company issued 58,000 shares of its common stock and a convertible promissory note in the amount of $145,000 with interest payable at 10% per annum in October 2012 to our major stockholder, who is also a Director. The Note matures in August of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.15 per share. The value of the $145,000 debt plus the $0.15 fair market value of the 58,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $145,000 debt and the value of the 58,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $128,585 toward the debt and $8,208 to the shares and $8,208 to the beneficial conversion feature. The $8,208 value of the shares and the $8,208 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,420 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $132,004 as of December 31, 2012. Additionally, $3,020 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

The Company issued 44,000 shares of its common stock and a convertible promissory note in the amount of $110,000 with interest payable at 10% per annum in October 2012 to our major stockholder, who is also a Director. The Note matures in August of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.14 per share. The value of the $110,000 debt plus the $0.14 fair market value of the 44,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $110,000 debt and the value of the 44,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $98,334 toward the debt and $5,833 to the shares and $5,833 to the beneficial conversion feature. The $5,833 value of the shares and the $5,833 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,950 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,284 as of December 31, 2012. Additionally, $1,830 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

The Company issued 5,000 shares of its common stock and a convertible promissory note in the amount of $12,500 with interest payable at 10% per annum in November 2012 to our major stockholder, who is also a Director. The Note matures in November of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.16 per share. The value of the $12,500 debt plus the $0.16 fair market value of the 5,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $12,500 debt and the value of the 5,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $10,996 toward the debt and $752 to the shares and $752 to the beneficial conversion feature. The $752 value of the shares and the $752 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $250 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $11,246 as of December 31, 2012. Additionally, $210 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in December 2012 to our major stockholder, who is also a Director. The Note matures in December of 2013. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.18 per share. The value of the $150,000 debt plus the $0.18 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $129,850 toward the debt and $10,075 to the shares and $10,075 to the beneficial conversion feature. The $10,075 value of the shares and the $10,075 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,679 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $131,529 as of December 31, 2012. Additionally, $1,250 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2012.

Common Stock Issued for Debt Converted

During December of 2012 the holders of the Convertible Debt instruments exercised their conversion rights and converted $171,500 and $37,044 of the outstanding principal and accrued interest balances, respectively, into 2,085,440 shares of the Company’s common stock. The fair market value of the shares issued ranged from $0.16 to $0.26, determined based on the market value of the shares on the date of conversion. The total fair market value of the shares issued was $410,581 and a debt discount of $126,067 was written off to equity for the unamortized balance of the debt converted. Additionally, the derivative liability for the debt converted of $280,185 was written off, resulting in a loss on extinguishment of debt of $47,919.

Common Stock Options

During January 2011, the Company granted consultants options to purchase 15,000 shares of the Company’s common stock, at an exercise price of $0.30 per share. The options are fully vested and expire January 12, 2014. The quoted market price of the common stock at the time of issuance of the options was $0.30 per share. The fair value of the options totaled $2,850 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.03%, ii) expected life of 3 years, iii) dividend yield of 0%, iv) expected volatility of 109.2%.

During January 2011, the Company granted directors options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $0.30 per share. The options are fully vested and expire January 12, 2014. The quoted market price of the common stock at the time of issuance of the options was $0.30 per share. The fair value of the options totaled $95,000 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.03%, ii) expected life of 3 years, iii) dividend yield of 0%, iv) expected volatility of 109.2%.

During July 2011, the Company granted a director options to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $0.20 per share. The options are fully vested and expire July 6, 2012. The quoted market price of the common stock at the time of issuance of the options was $0.20 per share. The fair value of the options totaled $50,000 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.37%, ii) expected life of 1 year, iii) dividend yield of 0%, iv) expected volatility of 59.0%.

 During October 2011, the Company granted a consultant options to purchase 100,000 shares of the Company’s common stock, at an exercise price of $0.28 per share. The options are fully vested and expire October 20, 2014. The quoted market price of the common stock at the time of issuance of the options was $0.22 per share. The fair value of the options totaled $13,602 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.47%, ii) expected life of 3 years, iii) dividend yield of 0%, iv) expected volatility of 109.9%.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                   STOCKHOLDERS’ EQUITY – continued

Common Stock Options  – continued

During March 2012, the Company granted consultants and employees options to purchase 1,450,000 shares of the Company’s common stock, at an exercise price of $0.09 per share. The options are fully vested and expire March 9, 2015. The quoted market price of the common stock at the time of issuance of the options was $0.09 per share. The fair value of the options totaled $87,000 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.51%, ii) expected life of 3 years, iii) dividend yield of 0%, iv) expected volatility of 119.9%.

During March 2012, the Company granted directors options to purchase 500,000 shares of the Company’s common stock, at an exercise price of $0.09 per share. The options are fully vested and expire March 9, 2015. The quoted market price of the common stock at the time of issuance of the options was $0.09 per share. The fair value of the options totaled $30,000 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.51%, ii) expected life of 3 years, iii) dividend yield of 0%, iv) expected volatility of 119.9%.

During June 2012, the Company granted consultants options to purchase 750,000 shares of the Company’s common stock, at an exercise price of $0.20 per share. The options are fully vested and expire June 2015. The quoted market price of the common stock at the time of issuance of the options was $0.09 per share. The fair value of the options totaled $111,980 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.39%, ii) expected life of 3 years, iii) dividend yield of 0%, iv) expected volatility of 131.4%.

During September 2012, the Company granted a director options to purchase 250,000 shares of the Company’s common stock, at an exercise price of $0.21 per share. The options are fully vested and expire September 5, 2015. The quoted market price of the common stock at the time of issuance of the options was $0.21 per share. The fair value of the options totaled $40,000 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.34%, ii) expected life of 3 years, iii) dividend yield of 0%, iv) expected volatility of 131.4%.

During November 2012, the Company granted a consultant options to purchase 700,000 shares of the Company’s common stock, at an exercise price of $0.15 per share. The options are fully vested and expire November 14, 2015. The quoted market price of the common stock at the time of issuance of the options was $0.16 per share. The fair value of the options totaled $84,000 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.36%, ii) expected life of 3 years, iii) dividend yield of 0%, iv) expected volatility of 134.7%.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                   STOCKHOLDERS’ EQUITY – continued

Common Stock Options  – continued

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2010	9,295,912	$0.15-0.87	0.90 years		$0.29

Options granted	2,335,000	$0.20-0.30	1.42 years		$0.26
Options exercised	(1,906,250)	$0.15-0.20	-		$0.18
Options expired	(4,589,662)	$0.20-0.87	-		$0.26

Balance at December 31, 2011	5,135,000	$0.20-0.50	0.94 years	$90,000	$0.35

Options granted	3,650,000	$0.09-0.21	2.41 years		$0.13
Options exercised	-	$-	-		$-
Options expired	(4,010,000)	$0.20-0.50	-		$0.37

Balance at December 31, 2012	4,775,000	$0.09-0.30	2.09 years	$540,000	$0.17

Exercisable at December 31, 2011	5,135,000	$0.20-0.87	0.87 years	$90,000	$0.35

Exercisable at December 31, 2012	4,775,000	$0.09-0.30	2.09 years	$540,000	$0.17

Common Stock Warrants

During the year ended December 31, 2012, the Company granted lenders a total of 11,558,334 warrants to purchase the Company’s common stock in conjunction with convertible debt (see Note 11: Convertible Notes Payable), which resulted in a debt discount, derivative liability (see Note 12: Derivative Liability), and loss on derivative being recorded upon issuance.

During the year ending December 31, 2012 the Company issued 3,740,297 warrants for fees incurred in conjunction with their debt financing arrangement.  At inception the fair value of the warrants were recognized as debt offering costs (see Note 15: Debt Offering Costs) and as a derivative liability (see Note 12: Derivative Liability).

During the year ended December 31, 2012, the Company granted consultants 9,113,070 warrants to purchase the Company’s common stock for services provided. The $1,285,381 fair value of the warrants was recognized in earnings and determined using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.36% to 0.62%, ii) expected life of 3 to 5 years, iii) dividend yield of 0%, iv) expected volatility of 113.8% to 131.5%.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 14:                   STOCKHOLDERS’ EQUITY – continued

Common Stock Warrants  – continued

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2010	-	$-	-	$-	$-

Warrants granted	-	$-	-	-	$-
Warrants exercised	-	$-	-	-	$-
Warrants expired	-	$-	-	-	$-

Balance at December 31, 2011	-	$-	-	-	$-

Warrants granted	24,411,701	$0.09-0.25	3.76 years	2,292,551	$0.15
Warrants exercised	-	$-	-	-	$-
Warrants expired	-	$-	-	-	$-

Balance at December 31, 2012	24,411,701	$0.09-0.25	3.76 years	$2,292,551	$0.15

Exercisable at December 31, 2011	-	$-	-	$-	$-

Exercisable at December 31, 2012	24,411,701	$0.09-0.25	3.76 years	$2,292,551	$0.15

The following summarizes the exercise price per share and expiration date of the Company’s outstanding and exercisable warrants to purchase common stock at December 31, 2012:

Number	Exercise Price	Expiration Date
1,200,000	$0.09	June 4, 2015
2,000,000	$0.25	June 4, 2015
3,000,000	$0.15	July 1, 2017
9,240,297	$0.15	July 13, 2017
1,000,000	$0.15	July 30, 2017
2,350,000	$0.15	August 1, 2017
1,750,000	$0.15	August 2, 2017
833,334	$0.18	September 26, 2017
125,000	$0.18	October 5, 2017
2,913,070	$0.10	April 11, 2013
24,411,701

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 15:                   CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company’s accounts receivable result from credit sales to customers. The Company had one customer that represented 72.7% and 49.2% of the Company’s total revenues for the years ended December 31, 2012 and 2011; and 100% of the total F-18 sales for the years ended December 31, 2011 and 2010. This same customer accounted for 46.4% and 100% of the Company’s net accounts receivable balance at December 31, 2012 and 2011.

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

NOTE 16:                    DEBT ISSUANCE COSTS

During the year ending December 31, 2012 the Company issued 3,740,297 warrants for fees incurred in conjunction with their debt financing arrangement.  The warrants were valued at $756,054 (see Note 14: Common Stock) and were recorded as debt issuance costs with a corresponding derivative liability (see Note 12: Derivative Liability).  Additionally, the Company paid $123,000 in cash for debt arrangements during the year ended December 31, 2012.  The Company amortizes debt issuance costs on a straight-line basis over the life of the debt arrangements.  During the twelve months ending December 31, 2012 the Company had the following activity in their debt issuance cost account:

3,740,297 Warrants issued as fees for debt financing arrangements	$756,055
Cash paid as fees for debt arrangements	123,000
Total debt issuance costs incurred in 2012	879,055
Amortization of debt issuance costs	(336,601)
Debt issuance costs at December 31, 2012	$542,454

NOTE 17:                   SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2012, the Company had the following non-cash investing and financing activities:

·	Issued 15,000 shares of common stock for an extinguishment of $2,000 worth of debt.
·
Decreased related party convertible notes payable by $127,933 and increased additional paid in capital by $127,453 and increased common stock by $480 due to 480,120 shares issued in conjunction with convertible notes for a debt discount.

·
Issued 2,085,440 shares of common stock for an extinguishment of $171,500 worth of principal on convertible notes payable, $37,044 worth of accrued interest, $280,184 worth of derivative liabilities, and $126,065 worth of debt discount.

·	Increased derivative liability and decreased convertible notes payable by $1,989,965.
·	Converted $46,725 worth of accounts payable into a short term loan.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 17:                   SUPPLEMENTAL CASH FLOW INFORMATION - continued

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
·
Decreased related party convertible notes payable by $108,614 and increased additional paid in capital by $108,334 and increased common stock by $280 due to 279,666 shares issued in conjunction with convertible notes for a debt discount.

NOTE 18:                   SUBSEQUENT EVENTS

In January 2013 the Company issued 35,500 shares of its common stock to a consultant in payment of $6,000 in fees owed.

In January 2013 the Company received $101,272 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.17 per share. In addition the Company issued the note holder 40,509 shares of its common stock as a loan origination fee.

In January 2013 the Company received $41,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.17 per share. In addition the Company issued the note holder 16,400 shares of its common stock as a loan origination fee.

In January 2013 the Company issued 80,000 restricted shares of its common stock, representing $15,600, to a consultant for services.

In January 2013 the Company issued 222,222 restricted shares of its common stock, representing $20,000, in exchange for warrants.

In January 2013 the Company issued an 8% Convertible Promissory Note in the amount of $27,000 to an unrelated company. The note calls for a $2,000 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note plus interest. If the Company repays the note within the first 90 days the interest rate is zero. If the Company repays the note after the first 90 days but before the 180 days the interest rate is 10% of the original $29,000.

On February 4, 2013, the Company issued 82,500 unrestricted shares of its common stock shares included in its S-1 filing that was effective December 7, 2012 and 67,500 restricted shares. The shares were issued in exchange for $22,500 received in exchange for warrants issued along with the convertible debt received August 1, 2012 and converted December 13, 2012.

On February 4, 2013, the Company issued 60,000 restricted shares of its common stock shares in exchange for $6,000 as a result of an exercise of the Additional Investment Rights attached to a convertible note received August 1, 2012 and converted December 13, 2012. In addition the Company also issued on February 4, 2013 60,000 restricted shares of its restricted stock in exchange for $9,000 as a result of an exercise of the warrants attached to the Additional Investment Rights.

On February 11, 2013, the Company issued three-year options to purchase 1,790,000 shares of its common stock with an exercise price of $0.20 per share to employees, executive officers and directors.

On February 11, 2013, the Company issued ten-year options to purchase 3,250,000 shares of its common stock with an exercise price of $0.20 per share to an officer and director. Of these shares, 800,000 are immediately vested and the remaining 2,450,000 are to be vested ratably over the next 24 months.

In March the Company sold 3,333,333 restricted shares of its common stock for $500,000.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 18:                   SUBSEQUENT EVENTS – continued

In March 2013 the Company issued an 8% Convertible Promissory Note in the amount of $60,000 to an unrelated company. The note calls for a $3,000 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $60,000 and the accrued interest.  After the first one hundred eighty days the holder has the right to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.

During the months of January, February, and March 2013 the Company issued 4,653,160 shares of unrestricted stock in exchange for $465,316 of convertible debt raised in July and August 2012. The Company also issued 1,005,080 shares of unrestricted stock representing $100,508 of interest on the $465,316 convertible debt that was converted.

During the month February 2013 the Company issued 958,332 shares of unrestricted stock in exchange for $115,000 of convertible debt raised in September 2012. The Company also issued 207,000 shares of unrestricted stock representing $24,840 of interest on the $115,000 convertible debt that was converted.

On March 15, 2013 the Company issued 133,333 shares of restricted stock to an officer and director in exchange for $20,000 cash.

On March 15, 2013 the Company issued 33,333 shares of restricted stock to an officer in exchange for $5,000 cash.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.