Form 10-Q
period 2013-03-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2013-05-15
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2013
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of May 9, 2013 was 97,103,245.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current Assets:
Cash	$67,521	$6,411
Accounts receivable - trade	359	21,239
Prepaid expenses	4,077	2,334
Prepaid expenses paid with stock, current portion	7,800	-
Inventory	8,475	4,100
Total current assets	88,232	34,084

Fixed assets, net of accumulated depreciation	116,459	214,656

Other assets:
License fees, net of amortization	13,352	16,060
Patents and intellectual property	361,775	360,475
Debt issuance costs	174,047	542,454
Deposits	5,406	5,406
Total other assets	554,580	924,395

Total assets	$759,271	$1,173,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,369,858	$1,278,605
Accrued interest payable	872,538	787,415
Payroll liabilities payable	13,000	74,349
Deferred income	217,101	265,531
Short term loan payable	-	35,846
Loans from stockholder	31,896	43,349
Convertible notes payable, net	359,766	395,102
Derivative liability	1,932,964	3,938,318
Related party convertible notes payable, net	3,729,611	3,573,892
Current portion of capital lease obligations	319,505	346,270
Total current liabilities	8,846,239	10,738,677

Long term liabilities:
Capital lease obligations, net of current portion	194,000	285,000
Total liabilities	9,040,239	11,023,677

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
92,654,262 and 81,544,459 shares issued and outstanding, respectively	92,653	81,544
Paid in capital	24,899,605	22,735,626
Accumulated deficit	(33,273,226)	(32,667,712)
Total stockholders’ equity (deficit)	(8,280,968)	(9,850,542)

Total liabilities and stockholders’ equity (deficit)	$759,271	$1,173,135

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Operations (unaudited)

	Three months ended March 31,
	2013	2012

Revenues	$24,804	$48,584

Operating expenses
Cost of materials	4,559	16,859
Sales and marketing expenses	900	1,034
Depreciation and amortization	100,905	139,478
Professional fees	248,264	536,244
Stock options granted	403,600	117,000
Payroll expenses	189,835	184,370
General and administrative expenses	572,073	109,901
Total operating expenses	1,520,136	1,104,886

Operating loss	(1,495,332)	(1,056,302)

Non-operating income (expense)
Interest expense	(404,490)	(151,292)
Net loss on settlement of debt	(118,031)	(550)
Recognized income from grants	48,430	55,366
Gain on derivative liability	1,363,909	-
Non-operating income (expense), net	889,818	(96,476)

Loss before Income Taxes	(605,514)	(1,152,778)

Income Tax Provision	-	-

Net Loss	$(605,514)	$(1,152,778)

Loss per common share	$(0.01)	$(0.02)

Weighted average common shares outstanding	86,850,782	71,684,656

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2012 (audited)	81,544,459	$81,544	$22,735,626	$(32,667,712)	$(9,850,542)

Common stock issued for:
Cash and the exercise of warrants	3,769,999	3,770	558,730	-	562,500
Services and prepaid services	80,000	80	15,520	-	15,600
Exercise of warrants for services	222,222	222	19,778	-	20,000
Accounts payable and prepaid services	35,500	35	5,965	-	6,000
Loan fees on convertible debt	56,909	57	18,059	-	18,116
Debt converted	6,945,173	6,945	1,142,327	-	1,149,272
Options and warrants issued for services	-	-	403,600	-	403,600
Net loss	-	-	-	(605,514)	(605,514)
Balances at March 31, 2013	92,654,262	$92,653	$24,899,605	$(33,273,226)	$(8,280,968)

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Cash Flow
(Unaudited)
	Three months ended
	March 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(605,514)	$(1,152,778)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	112,947	137,690
Amortization of licenses and intangible assets	11,162	1,788
Amortization of convertible debt discount	172,515	31,355
Amortization of debt issuance costs	368,407	-
Amortization of prepaid expenses paid with stock	-	17,375
Common stock issued for services	7,800	359,144
Common stock issued for interest	90,284	-
Warrants exercised for services	20,000	-
Stock options and warrants issued for services	403,600	117,000
Gain on derivative liability	(1,363,909)	-
Loss on settlement of debt	118,032	-
Changes in operating assets and liabilities:
Accounts receivable	20,880	870
Inventory	(4,375)	3,225
Prepaid expenses	1,127	(3,657)
Accounts payable	93,383	111,129
Payroll liabilities	(61,349)	57,878
Accrued interest	122,346	94,142
Grant money used to offset expenditures	(48,430)	(55,366)
Net cash used by operating activities	(541,094)	(280,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	(14,750)	(31,629)
Investment in patents and intellectual property	(9,754)	(17,500)
Net cash used by investing activities	(24,504)	(49,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(11,453)	(10,653)
Principal payments on capital lease	(117,765)	(106,780)
Proceeds from short term loan	-	45,000
Payments on short term loan	(35,846)	-
Proceeds from convertible note	229,272	365,000
Principal payments on long-term debt	-	(2,500)
Proceeds from sale of stock for cash	562,500	-
Net cash provided by financing activities	626,708	290,067

Net increase (decrease) in cash	61,110	(39,267)
Cash, beginning of period	6,411	52,557

CASH, END OF PERIOD	$67,521	$13,290

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,795	$1,616
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

 Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

NOTE 1:                      BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2013.

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

We anticipate a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. As of March 31, 2013 we have $67,521 cash on hand which means there will be an anticipated shortfall of nearly the full $16.5 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Production equipment	$2,131,377	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,614,153
Less accumulated depreciation	(2,497,694)	(2,399,497)
	$116,459	$214,656

Accumulated depreciation related to fixed assets is as follows:

	March 31, 2013	December 31, 2012
Production equipment	$2,021,008	$1,924,002
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	26,679	25,488
	$2,497,694	$2,399,497

Depreciation expense for the above fixed assets for the three months ended March 31, 2013 and 2012, respectively, was $98,197 and $137,690.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
License Fee	$112,500	$112,500
Less accumulated amortization	(99,148)	(96,440)
	13,352	16,060
Patents and intellectual property	361,775	360,475
Intangible assets net of accumulated amortization	$375,127	$376,535

Amortization expense for the above intangible assets for the three months ended March 31, 2013 and 2012, respectively, was $2,708 and $1,788.

NOTE 5:                      RELATED PARTY TRANSACTIONS

Loans from Stockholder

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is our chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of our common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090, at which time the note was extended for another year to October 31, 2013 with monthly payments increasing to $4,100. There is no security held as collateral for this loan.  As of March 31, 2013, the payment due March 31, 2013 was not paid. This March 31, 2013 payment was paid on April 12, 2013.  The Company paid $11,454 in principal and $847 in interest to the holders of this loan for the three months ended March 31, 2013. As of March 31, 2013 and December 31, 2012, the outstanding balance on this loan was $31,896 and $43,349, respectively.

The Company issued various shares of common stock and convertible promissory notes during the three months ended March 31, 2013 to a director and major stockholder. The details of these transactions are outlined in NOTE 11 STOCKHOLDERS’ EQUITY - Common Stock Issued for Convertible Debt.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

NOTE 5:                      RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility, located in Kennewick, Washington from a stockholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011 and continue through the month ended July 31, 2012. Subsequent to July 31, 2012 the Company is renting this space on a month to month basis at $11,904 per month. During the three months ended March 31, 2013 and 2012 the Company incurred rent expenses for this facility totaling $35,713 and $14,284, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease which became fully amortized as of July 31, 2012. For the three months ended March 31, 2013 and 2012 the Company amortized $0 and $9,375 of this stock issuance and recognized it as rent expense.

There are no future minimum rental payments required under this rental agreement because it expired as of July 31, 2012 and subsequent to that date the Company is renting this space on a month to month basis.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. Effective February 28, 2012 and retroactive back to December 1, 2011, the $2,328 rental payment per month was adjusted to $2,500 rental payment per month. The monthly rental was again adjusted to $2,675 for the months of March and April, 2012 and adjusted again to $2,850 effective for the months May through September, 2012. Effective October 2012 the monthly rental was adjusted to $2,910. During the three months ended March 31, 2013 and 2012 the Company incurred rent expenses for this facility totaling $8,730 and $7,500, respectively.

There are no future minimum rental payments as the Company’s current rental agreements either expired as of July 2012 or are on a month to month basis.

Rental expense for the three months ended March 31, 2013 and 2012 consisted of the following:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$35,713	$14,284
Rental expense in the form of stock issuance	-	9,375
Corporate office	8,730	7,500
Total Rental Expense	$44,443	$31,159

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

NOTE 6:                      PREPAID EXPENSES PAID WITH STOCK

In prior periods, the Company has issued stock to companies for a service agreement which expired June 2012. Additionally, the Company issued stock for prepaid rent which expired annually through July 2012 at the rate of $37,500 per year. These prepaid expenses paid with stock fully expired as of December 31, 2012. The Company issued stock to a company for a service agreement effective January 2013 and expires June 2013. As of March 31, 2013 and December 31, 2012, the prepaid services paid with stock were $7,800 and $0, respectively.

NOTE 7:                       SHORT TERM LOAN PAYABLE

The Company had credit card debt of $46,725 that was converted to a promissory note March 15, 2012 secured by personal guarantees of Mr. Katzaroff, CEO and Mr. Jolliff, CFO of the Company. The note calls for $2,500 up front payment and nineteen payments of $2,568 including interest of twelve percent. As of December 31, 2012 the payments for August through December, 2012 had not yet been paid. For the twelve month period ending December 31, 2012 the Company paid $10,879 in principal and $1,894 in interest towards the debt. The note was called effective January 23, 2013 and the $5,301 of interest and collection costs as of that date have been accrued in the accompanying financial statement for the twelve months ending December 31, 2012. The principal balance of the loan was $35,846 and accrued interest of $5,326 was recorded as of December 31, 2012, all of which was recorded as current liabilities and was paid in full during January 2013.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

NOTE 8:                      CONVERTIBLE NOTES PAYABLE

As of March 31, 2013 and December 31, 2012 the Company had the following convertible notes outstanding:

	March 31, 2013		December 31, 2012
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
October 2012 $63,000 Convertible Note, 8% interest, due April 2013, net of debt discount of $12,011 and $22,209, respectively	50,989	2,485	40,791	1,155	(1)
November 2012 $42,500 Convertible Note, 8% interest, due May 2013, net of debt discount of $9,819 and $16,724, respectively	32,681	1,677	25,776	525	(2)
December 2012 $55,000 Convertible Note, 0% interest for the first 90 days, due December 2013, with a 10% original issue discount, net of debt discount of $4,299 and $5,839, respectively	50,701	6,116	49,161	-	(3)
January 2013 $27,000 Convertible Note, 10% one-time interest, due January 2014, with a 10% original issue discount, net of debt discount of $27,419 and $0, respectively	5,017	3,002	-	-	(4)
March 2013 $60,000 Convertible Note, 0% interest for the first 90 days, due March 2014, with a 10% original issue discount, net of debt discount of $27,419 and $0, respectively	32,581	1,180	-		(5)
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $413,184 and $888,500 outstanding , net of debt discount of $225,387 and $628,846, respectively	187,797	33,758	259,654	47,199	(6)
September and October 2012 $115,000 Convertible Notes, 12% interest, due February and March 2014 (18 month notes), $0 and $115,000 outstanding, net of debt discount of $0 and $98,280, respectively	-	-	19,720	3,575	(7)
Total Convertible Notes Payable, Net	$359,768	$48,218	$395,102	$52,454

(1) The Company borrowed $63,000 October 2012, due April 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (April 10, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $31,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2012 total amortization was recorded in the amount of $9,291 resulting in a debt discount of $22,209 December 31, 2012.  Also during 2012, interest expense of $1,155 was recorded for the note. During the three months ending March 31, 2013 total amortization was recorded in the amount of $10,198 resulting in a debt discount of $12,011 at March 31, 2013.  Also during the three months ending March 31, 2013, interest expense of $1,331 was recorded for the note. The note was paid in full on April 9, 2013

(2) The Company borrowed $42,500 November 2012, due May 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (May 2, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $21,250 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2012 total amortization was recorded in the amount of $4,526 resulting in a debt discount of $16,724 December 31, 2012.  Also during 2012, interest expense of $572 was recorded for the note. During the three months ending March 31, 2013 total amortization was recorded in the amount of $6,904 resulting in a debt discount of $9,819 at March 31, 2013.  Also during the three months ending March 31, 2013, interest expense of $1,106 was recorded for the note. The note was paid in full on May 8, 2013

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

NOTE 8:                      CONVERTIBLE NOTES PAYABLE - continued

(3) The Company borrowed $55,000 December 2012, due December 2013. The holder of the note has the right, after the first one hundred eighty days of the note (June 7, 2013), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($61,160) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($61,160) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($5,500) for a total repayment amount of $66,660.   The Company recorded a debt discount of $6,160 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During 2012 total amortization was recorded in the amount of $321 resulting in a debt discount of $5,839 December 31, 2012.  Also during 2012, interest expense of $0 was recorded for the note. During the three months ending March 31, 2013 total amortization was recorded in the amount of $1,540 resulting in a debt discount of $4,299 at March 31, 2013.  Also during the three months ending March 31, 2013, interest expense of $6,116 was recorded for the note.

(4) The Company borrowed $27,000 January 2013, due January 2014, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $3,024 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $30,024 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ended March 31, 2013, interest expense of $3,002 was recorded, and total amortization of $5,018 was recorded resulting in a debt discount of $27,419 at March 31, 2013.

(5) The Company borrowed $60,000 March 2013, due December 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (September 13, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2013 total amortization was recorded in the amount of $2,581 resulting in a debt discount of $27,419 March 31, 2013.

(6) The Company had received $1,060,000 in cash as of December 31, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.10.  In addition the Convertible Debt instruments have an equal amount of $0.15, five year common stock warrants and Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal. The Company recorded a debt discount of $1,060,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception.

During December of 2012 the holders of the Convertible Debt instruments exercised their conversion rights and converted $171,500 and $37,044 of the outstanding principal and accrued interest balances, respectively, into 2,085,440 shares of the Company’s common stock.

During the three months ending March 31, 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted $475,316 and $102,668 of the outstanding principal and accrued interest balances, respectively, into 5,539,640 shares of the Company’s common stock.

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $431,154 resulting in a debt discount of $628,846 at December 31, 2012.  During 2012 interest expense of $84,243 was recorded for the Convertible Debt Instruments. During the three months ending March 31, 2013 total amortization was recorded in the amount of $403,459 resulting in a debt discount of $225,387 at March 31, 2013.  During the three months ending March 31, 2013 interest expense of $89,227 was recorded for the Convertible Debt Instruments.

(7) The Company had received $115,000 in cash as of December 31, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.12.  In addition the Convertible Debt instruments have an equal amount of $0.18, five year common stock warrants and Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal.  The Company recorded a debt discount of $115,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

NOTE 8:                      CONVERTIBLE NOTES PAYABLE - continued

During the three months ending March 31, 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted $115,000 and $24,840 of the outstanding principal and accrued interest balances, respectively, into 1,408,533 shares of the Company’s common stock.

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $19,720 resulting in a debt discount of $95,280 at December 31, 2012.  During 2012 interest expense of $3,575 was recorded for the Convertible Debt Instruments. During the three months ending March 31, 2013 total amortization was recorded in the amount of $106,157 resulting in a debt discount of $0 at March 31, 2013.  During the three months ending March 31, 2013 interest expense of $21,265 was recorded for the Convertible Debt Instruments.

NOTE 9:                      INCOME FROM GRANTS AND DEFERRED INCOME

The Company has chosen to recognize grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2012 the Company recognized $680,234 of a $1,215,000 Department of Energy grant as income leaving a remaining balance of $265,531 recorded as deferred income as of December 31, 2012. The $680,234 was for costs incurred for the twelve months ended December 31, 2012. For the three months ended March 31, 2013 the Company recognized an additional $48,430 as income, leaving a remaining balance of $217,101 recorded as deferred income as of March 31, 2013. The $48,430 was for costs incurred for the three months ended March 31, 2013.

As of March 31, 2013 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

$1,215,000 Brachytherapy Grant
Grant money received during 2010	$1,215,000
Recognized income from grants in 2010	23,508
Deferred income at December 31, 2010	1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants in 2012	680,234
Deferred income at December 31, 2012	265,531
Recognized income from grants for the three months ended March 31, 2013	48,430
Deferred income at March 31, 2013	$217,101

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

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

The following schedule summarizes the changes in the Company’s stock options during the three months ended March 31, 2013:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2012	4,775,000	$0.09-0.30	2.09 years	$540,000	$0.17
Options granted	5,040,000	$0.20	7.39 years	$-	$0.20
Options exercised	-	$-	-	$-	$-
Options expired	-	$-	-	$-	$-
Balance at March 31, 2013	9,815,000	$0.09-0.30	4.69 years	$70,200	$0.20

Exercisable at December 31, 2012	4,775,000	$0.09-0.30	2.09 years	$540,000	$0.17

Exercisable at March 31, 2013	7,521,250	$0.09-0.30	3.11 years	$70,200	$0.20

The following schedule summarizes the changes in the Company’s stock warrants during the three months ended March 31, 2013:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2012	24,411,701	$0.09-0.25	3.76 years	$2,292,551	$0.15
Warrants granted	5,750,000	$0.17	1.92 years	$-	$-
Warrants exercised	372,222	$0.09-0.15	-	$-	$-
Warrants expired	-	$-	-	$-	$-
Balance at March 31, 2013	29,789,479	$0.09-0.25	3.06 years	$110,940	$0.14

Exercisable at December 31, 2012	24,411,701	$0.09-0.25	3.76 years	$2,292,551	$0.15

Exercisable at March 31, 2013	29,789,479	$0.09-0.25	3.06 years	$110,940	$0.14

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

 NOTE 10:                    COMMON STOCK OPTIONS AND WARRANTS - continued

 The following summarizes the exercise price per share and expiration date of the Company’s outstanding and exercisable warrants to purchase common stock at March 31, 2013:

Number	Exercise Price	Expiration Date
977,778	$0.09	June 4, 2015
2,000,000	$0.25	June 4, 2015
5,500,000	$0.17	March 1, 2015
3,000,000	$0.15	July 1, 2017
9,240,297	$0.15	July 13, 2017
1,000,000	$0.15	July 30, 2017
2,200,000	$0.15	August 1, 2017
1,750,000	$0.15	August 2, 2017
833,334	$0.18	September 26, 2017
125,000	$0.18	October 5, 2017
2,913,070	$0.10	April 11, 2013
250,000	$0.18	March 15, 2015
29,789,479

 NOTE 11:                   STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash and the Exercise of Warrants

In February 2013, the Company issued 60,000 restricted shares of its common stock shares in exchange for $6,000 in exchange for the cancellation of the Additional Investment Rights attached to a convertible note received August 1, 2012. In addition the Company also issued on February 4, 2013 60,000 restricted shares of its restricted stock in exchange for $9,000 in exchange for the cancellation of the warrants attached to the Additional Investment Rights. In addition the Company also issued on February 4, 2013 150,000 restricted shares of its common stock shares for the exercise of warrants for $22,500 cash.

In March 2013 the Company issued 166,666 shares of common stock with a total fair market value of $25,000 to the Chief Executive Office and the Chief Financial Officer of the Company. The fair market value of the shares issued was $0.15 per share. The shares were issued for $25,000 cash.

In March 2013 the Company sold 3,333,333 restricted shares of its common stock for $500,000.

Common Stock Issued for Services and Prepaid Services

In January 2013 the Company issued 80,000 shares of common stock with a total fair market value of $15,600. The fair market value of the shares was $0.195 per share. The shares were issued to extinguish $7,800 of a current year liability and $7,800 of prepaid liabilities.

Common Stock Issued for the Exercise of Warrants for Services

In January 2013 the Company issued 222,222 shares of common stock with a total fair market value of $20,000. The fair market value if the shares issued was $0.09 per share. The shares were exchanged for 222,222 warrants and were issued for $20,000 worth of current year services.

Common Stock Issued for Accounts Payable and Prepaid Services

In January 2013 the Company issued 35,500 shares of common stock with a total fair market value of $6,000. The fair market value of the shares was $0.17 per share. The shares were issued to extinguish $2,130 of a prior year liability and $2,870 of prepaid services, and $1,000 was recorded as a loss on the transaction.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

NOTE 11:                    STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt

The Company issued 40,509 shares of its common stock and a convertible promissory note in the amount of $101,272 with interest payable at 10% per annum in January 2013 to our major stockholder, who is also a Director. The Note matures in January of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $101,272 debt plus the $0.17 fair market value of the 40,509 shares at the date of the agreement was prorated to arrive at the allocation of the original $101,272 debt and the value of the 40,509 shares and the beneficial conversion feature. The computation resulted in an allocation of $88,376 toward the debt and $6,448 to the shares and $6,448 to the beneficial conversion feature. The $6,448 value of the shares and the $6,448 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,690 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $91,066 as of March 31, 2013. Additionally, $2,100 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the three months ending March 31, 2012.

The Company issued 16,400 shares of its common stock and a convertible promissory note in the amount of $41,000 with interest payable at 10% per annum in January 2013 to our major stockholder, who is also a Director. The Note matures in January of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $41,000 debt plus the $0.17 fair market value of the 16,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $41,000 debt and the value of the 16,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $35,780 toward the debt and $2,610 to the shares and $2,610 to the beneficial conversion feature. The $2,610 value of the shares and the $2,610 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,090 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $36,870 as of March 31, 2013. Additionally, $850 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the three months ending March 31, 2013.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2013 (unaudited) and the year ended December 31, 2012

NOTE 12:                    SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2012, the Company issued 15,000 shares of common stock for an extinguishment of $2,550 worth of debt.

During the three months ended March 31, 2013, the Company issued 35,500 shares of common stock for an extinguishment of $2,130 worth of debt, $2,870 of prepaid expenses, and recorded a loss of $1,000.

During the three months ended March 31, 2013, the Company issued 80,000 shares of common stock for $7,800 worth of services for the three months ending March 31, 2013 and for $7,800 of prepaid services ending June 30, 2013.

During the three months ended March 31, 2013, the Company issued 56,909 shares of stock valued at $18,116 recorded as a reduction to related party notes payable in conjunction with convertible notes for a debt discount.

During the three months ended March 31, 2013, the Company issued 6,945,173 shares of stock to settle convertible notes payable with a principal note balance of $590,316, accrued interest of $37,223, interest expense of $90,285, debt discount of $384,428, and derivative liabilities valued at $698,845.

NOTE 13:                    SUBSEQUENT EVENTS

The Company prepaid a $63,000 note on April 9, 2013 and paid an additional $33,985 for interest expense related to the prepayment fee.

In April 2013 the Company issued an 8% Convertible Promissory Note in the amount of $65,000 to an unrelated company. The note calls for a $5,200 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 90 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $63,000 and the accrued interest.

The Company prepaid a $42,500 note on May 8, 2013 and paid an additional $22,927 for interest expense related to the prepayment fee.

 In April 2013 the Company issued an 8% Convertible Promissory Note in the amount of $53,000 to an unrelated company. The note calls for a $3,000 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $53,000 and the accrued interest.  After the first one hundred eighty days the holder has the right to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.

In April 2013 the Company issued 865,000 shares of unrestricted stock to extinguish $86,500 of convertible debt raised in July and August 2012. The Company also issued 186,840 shares of unrestricted stock representing $18,684 of interest on the $865,000 convertible debt that was converted.

In April 2013, the Company issued 40,000 restricted shares of its common stock shares in exchange for $4,000 as a result of an exercise of the Additional Investment Rights attached to a convertible note received August 2, 2012.

In April 2013 the Company issued 500,000 restricted shares of its common stock, representing $57,500, to a consultant for services.

In April 2013 the Company sold 2,857,142 restricted shares of its common stock at $0.105 per share for cash of $300,000.

On May 13, 2013, the Company issued 3,666,667 restricted shares of its common stock shares in exchange for $220,000 as a result of an exercise of the Additional Investment Rights attached to a convertible note issued on  July 13, 2013. In addition the Company also issued on May 13, 2013 5,500,000 warrants to purchase shares upon the exercise of the Additional Investment Rights.  With respect to the notes, warrants and additional investment rights issued on July 17, 2012 and August 2, 2012 (“2012 Offering”), as a result of stock issuances by the Company, the conversion price and exercise price shall be reduced to $0.06 for the unconverted notes, unexercised warrants, and notes and warrants to be issued in unexercised additional investment rights issued in the 2012 Offering and a corresponding increase in the number of warrants issued.

In addition to the common stock shares the Company issued 7,142,855 $0.15 warrants good until October 18, 2015. The Company also paid $30,000 in brokerage commissions and issued 285,714 $0.15 warrants good until October 18, 2015 to the placement agency.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for statements of historical fact, certain information described in this Form 10-Q report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, including our expectations of our future results of operations or financial position, or state other “forward-looking” information. Advanced Medical Isotope Corporation believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or to control. Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10-Q report because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of our Form 10-K report for the year ended December 31, 2012, as well as other cautionary language in this Form 10-Q report, describe such risks, uncertainties and events that may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on our business, results of operations and financial position.

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

Employees

As of March 31, 2013, we had ten employees, of whom three were full-time employees.  At any given time, we utilize eight to ten independent contractors to assist with our operations.  We do not have a collective bargaining agreement with any of our employees, and we believe our relations with our employees are good.

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

Additionally the Company has made the following investments in patent licenses and intellectual property during 2012:

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

Patent filing costs totaling $77,412, were capitalized during the twelve months ended December 31, 2012; resulting in a total $360,475 of capitalized patents and intellectual property at December 31, 2012.  The patents are pending and are being developed, and as such, the patents and filing costs associated with them are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Patent filing costs totaling $1,300, and $31,629 were capitalized during the three months ended March 31, 2013, and 2012; resulting in a total $361,775 of capitalized patents at March 31, 2013.  The patents are pending and are being developed, and as such, they are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Research and Development

The costs expensed in the three months ended March 31, 2013 and 2012 were $53,557 and $288,259, respectively. The $288,259 spent for the three months ended March 31, 2012 were $55,366 towards the Brachytherapy Project and $232,893 towards the Molybdenum Project. The $53,557 spent for the three months ended March 31, 2013 were $48,430 towards the Brachytherapy Project and $5,127 towards the Molybdenum Project and consists of the following:

	Brachytherapy	Molybdenum
Supplies	$-	$-
Amortization	2,014	694
Conferences & seminars	-	-
Depreciation expense	-	-
Marketing	-	-
Office Supplies	-	-
Payroll and benefits	29,742	-
Consulting fees	8,867	4,433
Consulting fees – stock based	-	-
Legal fees	7,807	-
Research	-	-
Stock options granted	-	-
Telephone	-	-
Travel	-	-
Total	$48,430	$5,127

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

The following table sets forth information from our statements of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenues	$24,804	$48,584

Operating expenses	1,520,136	1,104,886

Operating loss	(1,495,332)	(1,056,302)
Non-operating income (expense)
Recognized income from grants	48,430	55,366
Gain (loss) on derivative liability	1,363,909	-
Net loss on settlement	(118,031)	(550)
Interest expense	(404,490)	(151,292)
Net income (loss)	$(605,514)	$(1,152,778)

Revenue

Revenue was $24,804 for the three months ended March 31, 2013 and $48,584 for the three months ended March 31, 2012.  The decrease was the result of F-18 sales.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $21,750 of the total three months ended March 31, 2013 revenues and $45,530 of the total three months ended March 31, 2012 revenues.  Revenues for F-18 were lower in the three months ended March 31, 2013 as a result of our linear accelerator being down and having no production for several weeks; thereby decreasing the number of doses sold for the three months ended March 31, 2013 (72) from the three months ended March 31, 2012 (152). Consulting revenues consisted of $3,054 and $3,054 of the total three months ended March 31, 2013 and 2012 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Revenue for the three months ended March 31, 2013 and 2012 consists of the following:

	Three months ended March 31, 2013	Three months ended March 31, 2012
F-18	$21,750	$45,530
Consulting	3,054	3,054
	$24,804	$48,584

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses

Operating expenses for the three months ended March 31, 2013 and 2012 was $1,530,136 and $1,104,886, respectively.  The increase in operating expenses from 2012 to 2013 can be attributed to the increase in Stock Options Granted expense ($117,000 for the three months ended March 31, 2012 versus $403,600 for the three months ended March 31, 2013); and the increase of General and Administrative Expenses ($109,901 for the three months ended March 31, 2012 versus $572,073 for the three months ended March 31, 2013). Part of this increase in expenses was offset by an decrease in Cost of Materials ($16,859 for the three months ended March 31, 2012 versus $4,559 for the three months ended March 31, 2012); the decrease in Depreciation and Amortization expenses ($139,478 for the three months ended March 31, 2012 versus $100,905 for the three months ended March 31, 2013); and the decrease in Professional Fees expenses ($536,244 for the three months ended March 31, 2012 versus $258,264 for the three months ended March 31, 2013).

Operating expenses for the three months ended March 31, 2013 and 2012 consists of the following:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cost of materials	$4,559	$16,859
Depreciation and amortization expense	100,905	139,478
Professional fees	248,264	536,244
Stock options granted	403,600	117,000
Payroll expenses	189,835	184,370
General and administrative expenses	572,073	109,901
Sales and marketing expense	900	1,034
	$1,520,136	$1,104,886

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2013 varied from the three months ended March 31, 2012 primarily due to an increase of gain on derivative liability from $0 for the three months ended March 31, 2012 to $1,363,909 for the three months ended March 31, 2012. Part of this increase in non-operating income was offset by an increase in interest expense ($404,490 for the three months ended March 31, 2013 versus $151,292 for the three months ended March 31, 2012); and an increase in net loss on settlement expense ($118,031 for the three months ended March 31, 2013 versus $550 for the three months ended March 31, 2012).

Non-Operating income (expense) for the three months ended March 31, 2013 and 2012 consists of the following:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Interest expense	$(404,490)	$(151,292)
Net loss on settlement	(118,031)	(550)
Recognized income from grants	48,430	55,366
Gain on derivative liability	1,363,909	-
	$889,818	$(96,476)

Net Loss

Our net loss for the three months ended March 31, 2013 and 2012 was $605,514 and $1,152,778, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At March 31, 2013, we had negative working capital of $8,758,007, as compared to $6,365,126 at March 31, 2012.  During the three months ended March 31, 2013 we experienced negative cash flow from operations of $541,094 and we expended $24,504 for investing activities while adding $626,708 of cash flows from financing activities.  As of March 31, 2013, we had $0 commitments for capital expenditures.

Cash used in operating activities increased from $280,205 for the three month period ending March 31, 2012 to $541,094 for the three month period ending March 31, 2013.  Cash used in operating activities was primarily a result of gain on our net loss, and by non-cash items, such as amortization and depreciation, included in that net loss, offset by gain on derivative liability and a decrease in payroll liabilities. Cash used in investing activities decreased from $49,129 for the three month period ended March 31, 2012 to $24,504 for the three month period ended March 31, 2013.  Cash was used to acquire equipment and patents and intellectual property during the 2013 three month period and patents and intellectual property during the 2012 three month period. Cash provided from financing activities increased from $290,067 for the three month period ending March 31, 2012 to $626,708 for the three month period ending March 31, 2013. The increase in cash provided from financing activities was primarily a result of increase in proceeds from the sale of common stock.

We have generated material operating losses since inception.  We have incurred a net loss of $30,386,184 from January 1, 2006 through March 31, 2013, including a net loss of $605,514 for the three months ended March 31, 2013, and a net loss of $1,152,778 for the three months ended March 31, 2012. We expect to continue to experience net operating losses.  Historically, we have relied upon investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion, although we can provide no assurance that additional investor funds will be available on terms acceptable to us.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

We have modified our growth and operating plans as a result of our continuing losses.  The going concern disclosure in Note 1 to our audited financial statements for the year ended December 31, 2012 anticipated that we would need $1.5 million in funds over the next twelve months to maintain current operation activities.  As a result of changes and additions to our business plans, our current cash run rate is approximately $1.5 million.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Contractual Obligations (payments due by period as of March 31, 2013)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital Lease Obligation	$513,505	$319,505	$194,000	$-	$-
Production Center Lease	$-	$-	$-	$-	$-
License Agreement with Regents of the University of California	$505,000	$145,000	$180,000	$120,000	$60,000 each year
License Agreement with Battelle Memorial Institute	$138,500	$5,000	$33,500	$75,000	$25,000 each year

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of our major stockholders, which we obtained during September 2007.  The purpose of the lease agreements was to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

We were in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor.  We believed at the time of the issuance of the December 31, 2008 financial statements that we had remedied the default which existed at year end.  Accordingly we recorded a current and long term portion of the capital leases.  Subsequent to the issuance of the December 31, 2008 financial statements, we determined that more likely than not that the Company is in default of the terms of the capital leases.  Accordingly we recorded the entire value of the leases as a current obligation.  The Company was in default on the capital lease obligation as of December 31, 2009 due to failure to maintain the minimum debt service ratio identified in the lease.  However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. We were in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly we recorded the entire value of the leases as a current obligation in our audited December 31, 2011 financial statements. However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2012 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2012. The reason the Company was able to come into compliance with the minimum debt service coverage ratio stipulated in the loan covenants was due to the additional convertible debt raised during the twelve months ended December 31, 2012.

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated stockholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011 and continue through the month ended July 31, 2012. Subsequent to July 31, 2012, the Company is renting this space on a month to month basis at $11,904 per month.  During the year ended December 31, 2012 the Company incurred rent expenses for this facility totaling $88,087.  During the three months ended March 31, 2013 and 2012 the Company incurred rent expenses for this facility totaling $35,712 and $14,284, respectively. In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2012 the Company amortized $21,875 of this stock issuance and recognized it as rent expense. For the three months ended March 31, 2013 and 2012 the Company amortized $0 and $9,375, respectively, of this stock issuance and recognized it as rent expense.

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

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of March 31, 2013, the Company has experienced no bad debt write offs from operations.

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

Revenue for the three months ended March 31, 2013 and for the three months ended March 31, 2012 consisted of the sales of Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of March 31, 2013 and March 31, 2012 are as follows:

	March 31, 2013	March 31, 2012
Convertible debt	30,568,100	16,986,100
Common stock warrants	29,789,479	-
Common stock options	7,521,250	6,585,000
Total potential dilutive securities	67,878,829	23,571,100

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013 and 2012, the Company incurred $900 and $1,034, respectively, in advertising and marketing costs.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the year ended December 31, 2012 or the three months ended March 31, 2013.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2012 or on March 31, 2013.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the year ended December 31, 2012 and the three months ended March 31, 2013, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease during the year 2012.

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

Recently Issued Accounting Pronouncements

The Company reviews recently issued accounting pronouncements on a quarterly basis. As of March 31, 2013 there are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

PART II

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Item 1A in our Form 10-K report for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Issued for Cash and the Exercise of Warrants

In February 2013, the Company issued 60,000 restricted shares of its common stock shares in exchange for $6,000 in exchange for the cancellation of the Additional Investment Rights attached to a convertible note received August 1, 2012. In addition the Company also issued on February 4, 2013 60,000 restricted shares of its restricted stock in exchange for $9,000 in exchange for the cancellation of the warrants attached to the Additional Investment Rights. In addition the Company also issued on February 4, 2013150,000 restricted stock of its common stock shares for the exercise of warrants for $22,500 cash.

In March 2013 the Company issued 166,666 shares of common stock with a total fair market value of $25,000 to the Chief Executive Office and the Chief Financial Officer of the Company. The fair market value of the shares issued was $0.15 per share. The shares were issued for $25,000 cash.

In March 2013 the Company sold 3,333,333 restricted shares of its common stock for $500,000.

In April 2013 the Company sold 2,857,142 restricted shares of its common stock for $300,000.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: May 14, 2013	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	By:	/s/ L .Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)