Form 10-Q
period 2013-06-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2013-08-14
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2013
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of August 7, 2013 was 101,426,728.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3
	Condensed Statements of Operations for the Three Months and the Six Months ended June 30, 2013 (unaudited) and the Three Months and the Six Months ended June 30, 2012 (unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period ended June 30, 2013 (unaudited)	5
	Condensed Statements of Cash Flow for the Six Months ended June 30, 2013 (unaudited) and the Six Months ended June 30, 2012 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	39

SIGNATURES		39

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current Assets:
Cash	$6,986	$6,411
Accounts receivable - trade	-	21,239
Prepaid expenses	14,063	2,334
Inventory	8,475	4,100
Total current assets	29,524	34,084

Fixed assets, net of accumulated depreciation	18,256	214,656

Other assets:
License fees, net of amortization	10,643	16,060
Patents and intellectual property	368,190	360,475
Debt issuance costs	29,877	542,454
Deposits	5,406	5,406
Total other assets	414,116	924,395

Total assets	$461,896	$1,173,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,290,101	$1,278,605
Accrued interest payable	957,514	787,415
Payroll liabilities payable	30,364	74,349
Deferred income	24,241	265,531
Short term loan payable	349,913	35,846
Loans from stockholder	20,196	43,349
Convertible notes payable, net	293,508	395,102
Derivative liability	1,326,260	3,938,318
Related party convertible notes payable, net	3,799,577	3,573,892
Current portion of capital lease obligations	175,287	346,270
Total current liabilities	8,266,961	10,738,677

Long term liabilities:
Capital lease obligations, net of current portion	260,000	285,000
Total liabilities	8,526,961	11,023,677

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
100,242,243 and 81,544,459 shares issued and outstanding, respectively	100,241	81,544
Paid in capital	25,771,566	22,735,626
Accumulated deficit	(33,936,872)	(32,667,712)
Total stockholders’ equity (deficit)	(8,065,065)	(9,850,542)

Total liabilities and stockholders’ equity (deficit)	$461,896	$1,173,135

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues	$-	$67,434	$24,804	$116,018

Operating expenses
Cost of materials	-	18,293	4,559	35,152
Sales and marketing expenses	6,162	7,625	7,062	8,659
Depreciation and amortization	100,911	140,814	201,817	280,292
Professional fees	238,425	257,984	486,689	794,228
Stock options granted	114,281	295,980	517,881	412,980
Payroll expenses	269,053	181,145	458,888	365,515
General and administrative expenses	454,407	174,598	1,026,478	284,499
Total operating expenses	1,183,239	1,076,439	2,703,374	2,181,325

Operating loss	(1,183,239)	(1,009,005)	(2,678,570)	(2,065,307)

Non-operating income (expense)
Interest expense	(414,878)	(205,313)	(819,368)	(356,605)
Net gain (loss) on settlement of debt	(53,502)	-	(171,533)	(550)
Recognized income from grants	192,860	112,917	241,290	168,283
Gain on derivative liability	795,112	-	2,159,021	-
Non-operating income (expense), net	519,592	(92,396)	1,409,410	(188,872)

Loss before Income Taxes	(663,647)	(1,101,401)	(1,269,160)	(2,254,179)

Income Tax Provision	-	-	-	-

Net Loss	$(663,647)	$(1,101,401)	$(1,269,160)	$(2,254,179)

Loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding	97,652,747	74,941,432	92,281,600	73,313,044

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2012 (audited)	81,544,459	$81,544	$22,735,626	$(32,667,712)	$(9,850,542)

Common stock issued for:
Cash and the exercise of warrants	6,667,141	6,667	859,833	-	866,500
Services and prepaid services	680,000	680	79,920	-	80,600
Exercise of warrants for services	222,222	222	19,778	-	20,000
Accounts payable and prepaid services	35,500	35	5,965	-	6,000
Loan fees on convertible debt	77,109	77	20,751	-	20,828
Debt converted	11,015,812	11,016	1,531,812	-	1,542,828
Options and warrants issued for services	-	-	517,881	-	517,881
Net loss	-	-	-	(1,269,160)	(1,269,160)
Balances at June 30, 2013	100,242,243	$100,241	$25,771,566	$(33,936,872)	$(8,065,065)

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Cash Flow
(Unaudited)
	Six months ended
	June 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,269,160)	$(2,254,179)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	196,400	275,380
Amortization of licenses and intangible assets	5,417	4,912
Amortization of convertible debt discount	341,154	72,366
Amortization of debt issuance costs	512,577	-
Amortization of prepaid expenses paid with stock	-	32,250
Common stock issued for services	83,470	410,945
Common stock issued for interest	122,728	-
Warrants exercised for services	20,000	-
Stock options and warrants issued for services	517,881	412,980
Gain on derivative liability	(2,159,021)	-
Loss on settlement of debt	171,533	-
Changes in operating assets and liabilities:
Accounts receivable	21,239	(4,350)
Inventory	(4,375)	(1,200)
Prepaid expenses	(11,729)	(37,499)
Accounts payable	13,626	244,871
Payroll liabilities	(43,985)	54,490
Accrued interest	228,122	161,437
Grant money used to offset expenditures	(241,290)	(168,283)
Net cash used by operating activities	(1,495,413)	(795,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	(7,715)	(78,307)
Net cash used by investing activities	(7,715)	(78,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(23,153)	(21,524)
Principal payments on capital lease	(195,983)	(216,105)
Proceeds from short term loan	349,913	105,000
Payments on short term loan	(35,846)	(116,000)
Proceeds from convertible debt	647,772	722,800
Principal payments on convertible debt	(105,500)	-
Principal payments on long-term debt	-	(8,698)
Proceeds on sale of stock for cash	866,500	-
Proceeds from deposits on notes payables	-	370,000
Net cash provided by financing activities	1,503,703	835,473

Net increase (decrease) in cash	575	(38,714)
Cash, beginning of period	6,411	52,557

CASH, END OF PERIOD	$6,986	$13,843

Supplemental disclosures of cash flow information:
Cash paid for interest	$126,494	$102,838
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 1:                      BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2013.

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

We anticipate a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. As of June 30, 2013 we have $6,986 cash on hand which means there will be an anticipated shortfall of nearly the full $16.5 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Production equipment	$2,131,377	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,614,153
Less accumulated depreciation	(2,595,897)	(2,399,497)
	$18,256	$214,656

Accumulated depreciation related to fixed assets is as follows:

	June 30, 2013	December 31, 2012
Production equipment	$2,118,014	$1,924,002
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	27,876	25,488
	$2,595,897	$2,399,497

Depreciation expense for the above fixed assets for the six months ended June 30, 2013 and 2012, respectively, was $196,400 and $275,380.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
License Fee	$112,500	$112,500
Less accumulated amortization	(101,857)	(96,440)
	10,643	16,060
Patents and intellectual property	368,190	360,475
Intangible assets net of accumulated amortization	$378,833	$376,535

Amortization expense for the above intangible assets for the six months ended June 30, 2013 and 2012, respectively, was $5,417 and $4,912.

NOTE 5:                      RELATED PARTY TRANSACTIONS

Loans from Stockholder

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is our chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of our common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090, at which time the note was extended for another year to October 31, 2013 with monthly payments increasing to $4,100. There is no security held as collateral for this loan.  As of June 30, 2013, the payment due June 30, 2013 was not paid. This June 30, 2013 payment was paid on July 12, 2013.  The Company paid $23,153 in principal and $1,670 in interest to the holders of this loan for the six months ended June 30, 2013. As of June 30, 2013 and December 31, 2012, the outstanding balance on this loan was $20,196 and $43,349, respectively.

The Company issued various shares of common stock and convertible promissory notes during the six months ended June 30, 2013 to a director and major stockholder. The details of these transactions are outlined in NOTE 11 STOCKHOLDERS’ EQUITY - Common Stock Issued for Convertible Debt.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 5:                      RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility, located in Kennewick, Washington from a stockholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011 and continue through the month ended July 31, 2012. Subsequent to July 31, 2012 the Company is renting this space on a month to month basis at $11,904 per month. During the six months ended June 30, 2013 and 2012 the Company incurred rent expenses for this facility totaling $71,426 and $28,567, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease which became fully amortized as of July 31, 2012. For the six months ended June 30, 2013 and 2012 the Company amortized $0 and $18,750 of this stock issuance and recognized it as rent expense.

There are no future minimum rental payments required under this rental agreement because it expired as of July 31, 2012 and subsequent to that date the Company is renting this space on a month to month basis.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. Effective February 28, 2012 and retroactive back to December 1, 2011, the $2,328 rental payment per month was adjusted to $2,500 rental payment per month. The monthly rental was again adjusted to $2,675 for the months of March and April, 2012 and adjusted again to $2,850 effective for the months May through September, 2012. Effective October 2012 the monthly rental was adjusted to $2,910. During the six months ended June 30, 2013 and 2012 the Company incurred rent expenses for this facility totaling $17,460 and $15,817, respectively.

There are no future minimum rental payments as the Company’s current rental agreements either expired as of July 2012 or are on a month to month basis.

Rental expense for the six months ended June 30, 2013 and 2012 consisted of the following:

	Six months ended June 30, 2013	Six months ended June 30, 2012
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$71,426	$28,567
Rental expense in the form of stock issuance	-	18,750
Corporate office	17,460	15,817
Total Rental Expense	$88,886	$63,134

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 6:                      PREPAID EXPENSES PAID WITH STOCK

In prior periods, the Company has issued stock to companies for a service agreement which expired June 2012. Additionally, the Company issued stock for prepaid rent which expired annually through July 2012 at the rate of $37,500 per year. These prepaid expenses paid with stock fully expired as of December 31, 2012. The Company issued stock to a company for a service agreement effective January 2013 and expires June 2013. As of June 30, 2013 and December 31, 2012, the prepaid services paid with stock were $0 and $0, respectively.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 8:                      CONVERTIBLE NOTES PAYABLE

As of June 30, 2013 and December 31, 2012 the Company had the following convertible notes outstanding:

	June 30, 2013		December 31, 2012
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
October 2012 $63,000 Convertible Note, 8% interest, due April 2013, net of debt discount of $0 and $22,209, respectively	-	-	40,791	1,155	(1)
November 2012 $42,500 Convertible Note, 8% interest, due May 2013, net of debt discount of $0 and $16,724, respectively	-	-	25,776	525	(2)
December 2012 $55,000 Convertible Note, 0% interest for the first 90 days, due December 2013, with a 10% original issue discount, net of debt discount of $2,461 and $5,839, respectively	46,895	-	49,161	-	(3)
January 2013 $30,024 Convertible Note, 10% one-time interest, due January 2014, with a 10% original issue discount, net of debt discount of $17,521 and $0, respectively	12,503	3,002	-	-	(4)
March 2013 $60,000 Convertible Note, 0% interest for the first 90 days, due March 2014, with a 10% original issue discount, net of debt discount of $17,634 and $0, respectively	42,366	1,512	-	-	(5)
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $195,000 and $888,500 outstanding , net of debt discount of $74,436 and $628,846, respectively	120,564	21,344	259,654	47,199	(6)
September and October 2012 $115,000 Convertible Notes, 12% interest, due February and March 2014 (18 month notes), $0 and $115,000 outstanding, net of debt discount of $0 and $98,280, respectively	-	-	19,720	3,575	(7)
May 2013 $220,000 Convertible Notes, 12% interest, due November 2014 (18 month notes), $220,000 and $0 outstanding, net of debt discount of $201,566 and $0, respectively	18,434	3,318	-	-	(8)
April 2013 $74,880 Convertible Note, 0% interest for the first 90 days, due April 2014, with a 10% original issue discount, net of debt discount of $56,827 and $0, respectively	18,053	7,322	-	-	(9)
April 2013 $53,000 Convertible Note, 8% interest, due November 2013, net of debt discount of $20,768 and $0, respectively	32,232	685	-	-	(10)
June 2013 $34,560 Convertible Note, 0% interest for the first 90 days, due June 2014, with a 10% original issue discount, net of debt discount of $32,098 and $0, respectively	2,462	998	-	-	(11)
Total Convertible Notes Payable, Net	$293,509	$38,181	$395,102	$52,454

(1) The Company borrowed $63,000 October 2012, due April 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (April 10, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $31,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2012 total amortization was recorded in the amount of $9,291 resulting in a debt discount of $22,209 December 31, 2012.  Also during 2012, interest expense of $1,155 was recorded for the note. During the six months ending June 30, 2013 total amortization was recorded in the amount of $22,209 resulting in a debt discount of $0 at June 30, 2013.  Also during the six months ending June 30, 2013, interest expense of $849 was recorded for the note. The note was paid in full on April 9, 2013

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 8:                      CONVERTIBLE NOTES PAYABLE - continued

(2) The Company borrowed $42,500 November 2012, due May 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (May 2, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $21,250 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2012 total amortization was recorded in the amount of $4,526 resulting in a debt discount of $16,724 December 31, 2012.  Also during 2012, interest expense of $572 was recorded for the note. During the six months ending June 30, 2013 total amortization was recorded in the amount of $16,724 resulting in a debt discount of $0 at June 30, 2013.  Also during the six months ending June 30, 2013, interest expense of $641 was recorded for the note. The note was paid in full on May 8, 2013

(3) The Company borrowed $55,000 December 2012, due December 2013. The holder of the note has the right, after the first one hundred eighty days of the note (June 7, 2013), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($61,160) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($61,160) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($5,500) for a total repayment amount of $66,660.   The Company recorded a debt discount of $6,160 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During 2012 total amortization was recorded in the amount of $321 resulting in a debt discount of $5,839 December 31, 2012.  Also during 2012, interest expense of $0 was recorded for the note. During the six months ending June 30, 2013 total amortization was recorded in the amount of $3,378 resulting in a debt discount of $2,461 at June 30, 2013.  Also during the six months ending June 30, 2013, interest expense of $6,116 was recorded for the note.

(4) The Company borrowed $27,000 January 2013, due January 2014, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $3,024 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $30,024 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the six months ended June 30, 2013, interest expense of $3,002 was recorded, and total amortization of $12,503 was recorded resulting in a debt discount of $17,521 at June 30, 2013.

(5) The Company borrowed $60,000 March 2013, due December 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (September 13, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2013 total amortization was recorded in the amount of $12,366 resulting in a debt discount of $17,634 June 30, 2013.

 Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

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

During the six months ending June 30, 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted $693,500 and $149,796 of the outstanding principal and accrued interest balances, respectively, into 6,945,173 shares of the Company’s common stock.

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $431,154 resulting in a debt discount of $628,846 at December 31, 2012.  During 2012 interest expense of $84,243 was recorded for the Convertible Debt Instruments. During the six months ending June 30, 2013 total amortization was recorded in the amount of $552,292 resulting in a debt discount of $74,436 at June 30, 2013.  During the six months ending June 30, 2013 interest expense of $123,941 was recorded for the Convertible Debt Instruments.

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

 During the six months ending June 30, 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted $115,000 and $24,840 of the outstanding principal and accrued interest balances, respectively, into 1,408,533 shares of the Company’s common stock.

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $19,720 resulting in a debt discount of $95,280 at December 31, 2012.  During 2012 interest expense of $3,575 was recorded for the Convertible Debt Instruments. During the six months ending June 30, 2013 total amortization was recorded in the amount of $95,280 resulting in a debt discount of $0 at June 30, 2013.  During the six months ending June 30, 2013 interest expense of $21,265 was recorded for the Convertible Debt Instruments.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 9:                      INCOME FROM GRANTS AND DEFERRED INCOME

The Company has chosen to recognize grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2012 the Company recognized $680,234 of a $1,215,000 Department of Energy grant as income leaving a remaining balance of $265,531 recorded as deferred income as of December 31, 2012. The $680,234 was for costs incurred for the twelve months ended December 31, 2012. For the six months ended June 30, 2013 the Company recognized an additional $241,290 as income, leaving a remaining balance of $24,241 recorded as deferred income as of June 30, 2013. The $241,290 was for costs incurred for the six months ended June 30, 2013.

As of June 30, 2013 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

$1,215,000 Brachytherapy Grant
Grant money received during 2010	$1,215,000
Recognized income from grants in 2010	23,508
Deferred income at December 31, 2010	1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants in 2012	680,234
Deferred income at December 31, 2012	265,531
Recognized income from grants for the six months ended June 30, 2013	241,290
Deferred income at June 30, 2013	$24,241

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

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

The following schedule summarizes the changes in the Company’s stock options during the six months ended June 30, 2013:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2012	4,775,000	$0.09-0.30	2.09 years	$540,000	$0.17
Options granted	5,640,000	$0.08-0.20	6.51 years	$-	$0.19
Options exercised	-	$-	-	$-	$-
Options expired	50,000	$-	-	$-	$0.26
Balance at June 30, 2013	10,365,000	$0.08-0.30	4.28 years	$96,300	$0.18

Exercisable at December 31, 2012	4,775,000	$0.09-0.30	2.09 years	$540,000	$0.17

Exercisable at June 30, 2013	8,377,500	$0.08-0.30	3.01 years	$96,300	$0.17

The following schedule summarizes the changes in the Company’s stock warrants during the six months ended June 30, 2013:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2012	24,411,701	$0.09-0.25	3.76 years	$2,292,551	$0.15
Warrants granted	15,092,855	$0.06-0.17	2.04 years	$-	$0.15
Warrants exercised	372,222	$0.06-0.09	-	$-	$-
Warrants expired	2,913,070	$0.10	-	$-	$-
Balance at June 30, 2013	36,219,264	$0.06-0.25	3.04 years	$-	$0.11

Exercisable at December 31, 2012	24,411,701	$0.09-0.25	3.76 years	$2,292,551	$0.15

Exercisable at June 30, 2013	36,219,264	$0.06-0.25	3.04 years	$-	$0.11

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 10:                    COMMON STOCK OPTIONS AND WARRANTS - continued

 The following summarizes the exercise price per share and expiration date of the Company’s outstanding and exercisable warrants to purchase common stock at June 30, 2013:

Number	Exercise Price	Expiration Date
977,778	$0.09	June 4, 2015
2,000,000	$0.25	June 4, 2015
5,500,000	$0.17	March 1, 2015
3,000,000	$0.15	July 1, 2017
9,240,297	$0.06	July 13, 2017
1,000,000	$0.06	July 30, 2017
2,200,000	$0.06	August 1, 2017
1,750,000	$0.06	August 2, 2017
833,334	$0.06	September 26, 2017
125,000	$0.06	October 5, 2017
250,000	$0.17	March 15, 2015
7,142,855	$0.15	October 18, 2014
2,200,000	$0.06	May 15, 2018
36,219,264

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

In April 2013, the Company issued 40,000 restricted shares of its common stock shares in exchange for $4,000 in exchange for the cancellation of the Additional Investment Rights attached to a convertible note received August 1, 2012.

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

In April 2013 the Company issued 500,000 shares of common stock with a total fair market value of $57,500. The fair market value of the shares was $0.115 per share. The shares were issued to a consultant for services.

In May 2013 the Company issued 100,000 shares of common stock with a total fair market value of $7,500. The fair market value of the shares was $0.075 per share. The shares were issued to consultants for services.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

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

Common Stock Issued for Convertible Debt

The Company issued 40,509 shares of its common stock and a convertible promissory note in the amount of $101,272 with interest payable at 10% per annum in January 2013 to our major stockholder, who is also a Director. The Note matures in January of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $101,272 debt plus the $0.17 fair market value of the 40,509 shares at the date of the agreement was prorated to arrive at the allocation of the original $101,272 debt and the value of the 40,509 shares and the beneficial conversion feature. The computation resulted in an allocation of $88,376 toward the debt and $6,448 to the shares and $6,448 to the beneficial conversion feature. The $6,448 value of the shares and the $6,448 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,914 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $94,290 as of June 30, 2013. Additionally, $4,632 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2012.

The Company issued 16,400 shares of its common stock and a convertible promissory note in the amount of $41,000 with interest payable at 10% per annum in January 2013 to our major stockholder, who is also a Director. The Note matures in January of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $41,000 debt plus the $0.17 fair market value of the 16,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $41,000 debt and the value of the 16,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $35,780 toward the debt and $2,610 to the shares and $2,610 to the beneficial conversion feature. The $2,610 value of the shares and the $2,610 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,395 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $38,175 as of June 30, 2013. Additionally, $1,875 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2013.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in June 2013 to our major stockholder, who is also a Director. The Note matures in June of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.069 per share. The value of the $50,500 debt plus the $0.069 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $47,788 toward the debt and $1,356 to the shares and $1,356 to the beneficial conversion feature. The $1,356 value of the shares and the $1,356 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $113 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $47,901 as of June 30, 2013. Additionally, $210 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2013.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the six months ended June 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 12:                    SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2012, the Company issued 15,000 shares of common stock for an extinguishment of $2,550 worth of debt.

During the six months ended June 30, 2013, the Company issued 35,500 shares of common stock for an extinguishment of $2,130 worth of debt, $2,870 of prepaid expenses, and recorded a loss of $1,000.

During the six months ended June 30, 2013, the Company issued 80,000 shares of common stock for $7,800 worth of services for the six months ending June 30, 2013 and for $7,800 of prepaid services ending June 30, 2013.

During the six months ended June 30, 2013, the Company issued 77,109 shares of stock valued at $20,828 recorded as a reduction to related party notes payable in conjunction with convertible notes for a debt discount.

During the six months ended June 30, 2013, the Company issued 11,015,812 shares of stock to settle convertible notes payable with a principal note balance of $865,896, accrued interest of $41,035, interest expense of $139,717, debt discount of $488,496, and derivative liabilities valued at $865,896.

NOTE 13:                    SUBSEQUENT EVENTS

In July 2013 the Company drew down $27,000 on an existing note signed January 25, 2013 to an unrelated company. The draw calls for a $2,000 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 90 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $27,000 and the accrued interest.

 In July 2013 the Company issued an 8% Convertible Promissory Note in the amount of $53,000 to an unrelated company. The note calls for a $3,000 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $53,000 and the accrued interest.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in July 2013 to our major stockholder, who is also a Director. The Note matures in July of 2014.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in August 2013 to our major stockholder, who is also a Director. The Note matures in August of 2014.

In August 2013 the Company sold 214,285 restricted shares of its common stock at $0.07 per share for cash of $15,000. In addition to the common stock shares the Company issued 214,285 $0.10 warrants good until August 5, 2014.

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

Employees

As of June 30, 2013, we had ten employees, of whom three were full-time employees.  At any given time, we utilize eight to ten independent contractors to assist with our operations.  We do not have a collective bargaining agreement with any of our employees, and we believe our relations with our employees are good.

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

Patent filing costs totaling $7,715, and $60,807 were capitalized during the six months ended June 30, 2013, and 2012; resulting in a total $368,190 of capitalized patents at June 30, 2013.  The patents are pending and are being developed, and as such, they are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Research and Development

The costs expensed in the six months ended June 30, 2013 and 2012 were $259,121 and $425,546, respectively. The $425,546 spent for the six months ended June 30, 2012 were $168,283 towards the Brachytherapy Project and $257,263 towards the Molybdenum Project. The $259,121 spent for the six months ended June 30, 2013 were $241,290 towards the Brachytherapy Project and $17,831 towards the Molybdenum Project and consists of the following:

	Brachytherapy	Molybdenum
Supplies	$-	$-
Amortization	4,028	1,389
Conferences & seminars	-	-
Depreciation expense	-	-
Marketing	-	-
Office Supplies	-	-
Payroll and benefits	61,483	1,680
Consulting fees	31,374	12,624
Consulting fees – stock based	-	-
Legal fees	-	-
Research	144,405	-
Stock options granted	-	-
Telephone	-	-
Travel	-	2,138
Total	$241,290	$17,831

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Six Months Ended June 30, 2013 and 2012

The following table sets forth information from our statements of operations for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenues	$24,804	$116,018

Operating expenses	2,703,374	2,181,325

Operating loss	(2,678,570)	(2,065,307)
Non-operating income (expense)
Recognized income from grants	241,290	168,283
Gain (loss) on derivative liability	2,159,021	-
Net loss on settlement	(171,533)	(550)
Interest expense	(819,365)	(356,605)
Net income (loss)	$(1,269,160)	$(2,254,179)

Revenue

Revenue was $24,804 for the six months ended June 30, 2013 and $116,018 for the six months ended June 30, 2012.  The decrease was the result of F-18 sales.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $21,750 of the total six months ended June 30, 2013 revenues and $109,910 of the total six months ended June 30, 2012 revenues.  Revenues for F-18 were lower in the six months ended June 30, 2013 as a result of our linear accelerator being down and having no production for several months; thereby decreasing the number of doses sold for the six months ended June 30, 2013 (72) from the six months ended June 30, 2012 (388). Consulting revenues consisted of $3,054 and $6,108 of the total six months ended June 30, 2013 and 2012 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Revenue for the six months ended June 30, 2013 and 2012 consists of the following:

	Six months ended June 30, 2013	Six months ended June 30, 2012
F-18	$21,750	$109,910
Consulting	3,054	6,108
	$24,804	$116,018

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Operating Expenses

Operating expenses for the six months ended June 30, 2013 and 2012 was $2,703,374 and $2,181,325, respectively.  The increase in operating expenses from 2012 to 2013 can be attributed to the increase in Stock Options Granted expense ($412,980 for the six months ended June 30, 2012 versus $517,881 for the six months ended June 30, 2013); and the increase of General and Administrative Expenses ($284,499 for the six months ended June 30, 2012 versus $1,026,478 for the six months ended June 30, 2013). Part of this increase in expenses was offset by an decrease in Cost of Materials ($35,152 for the six months ended June 30, 2012 versus $4,559 for the six months ended June 30, 2012); the decrease in Depreciation and Amortization expenses ($280,292 for the six months ended June 30, 2012 versus $201,817 for the six months ended June 30, 2013); and the decrease in Professional Fees expenses ($794,228 for the six months ended June 30, 2012 versus $486,689 for the six months ended June 30, 2013).

Operating expenses for the six months ended June 30, 2013 and 2012 consists of the following:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cost of materials	$4,559	$35,152
Depreciation and amortization expense	201,817	280,292
Professional fees	486,689	794,228
Stock options granted	517,881	412,980
Payroll expenses	458,888	365,515
General and administrative expenses	1,026,478	284,499
Sales and marketing expense	7,062	8,659
	$2,703,374	$2,181,325

Non-Operating Income (Expense)

Non-operating income (expense) for the six months ended June 30, 2013 varied from the six months ended June 30, 2012 primarily due to an increase of gain on derivative liability from $0 for the six months ended June 30, 2012 to $2,159,021 for the six months ended June 30, 2013; and an increase in recognized income from grants from $168,283 for the six months ended June 30, 2012 to $241,290 for the six months ended June 30, 2013.. Part of this increase in non-operating income was offset by an increase in interest expense $(819,368) for the six months ended June 30, 2013 versus $(356,605) for the six months ended June 30, 2012); and an increase in net loss on settlement of debt expense ($171,533) for the six months ended June 30, 2013 versus $(550) for the six months ended June 30, 2012).

Non-Operating income (expense) for the six months ended June 30, 2013 and 2012 consists of the following:

	Six months ended June 30, 2013	Six months ended June 30, 2012
Interest expense	$(819,368)	$(356,605)
Net loss on settlement of debt	(171,533)	(550)
Recognized income from grants	241,290	168,283
Gain on derivative liability	2,159,021	-
	$1,409,410	$(188,872)

Net Loss

Our net loss for the six months ended June 30, 2013 and 2012 was $1,269,160 and $2,254,179, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the three Months Ended June 30, 2013 and 2012

The following table sets forth information from our statements of operations for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Revenues	$-	$67,434

Operating expenses	1,183,239	1,076,439

Operating loss	(1,183,239)	(1,009,005)
Non-operating income (expense)
Recognized income from grants	192,860	112,917
Net gain (loss) on settlement of debt	(53,502)	-
Gain on derivative liability	795,112	-
Interest expense	(414,878)	(205,313)
Net income (loss)	$(663,647)	$(1,101,401)

Revenue

Revenue was $0 for the three months ended June 30, 2013 and $67,434 for the three months ended June 30, 2012.  The decrease was the result of F-18 sales.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $0 of the total three months ended June 30, 2013 revenues and $64,380 of the total three months ended June 30, 2012 revenues.  Revenues for F-18 were lower in the three months ended June 30, 2013 as a result of our linear accelerator being down and having no production for the three months; thereby decreasing the number of doses sold for the three months ended June 30, 2013 (0) from the three months ended June 30, 2012 (236). Consulting revenues consisted of $0 and $3,054 of the total revenue for the three months ended June 30, 2013 and 2012, respectively. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

Revenue for the three months ended June 30, 2013 and 2012 consists of the following:

	Three months ended June 30, 2013	Three months ended June 30, 2012
F-18	$-	$64,380
Consulting	-	3,054
	$-	$67,434

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Three Months Ended June 30, 2013 and 2012 - continued

Operating Expenses

Operating expenses for the three months ended June 30, 2013 and 2012 were $1,183,239 and $1,076,439, respectively.  The increase in operating expenses from 2012 to 2013 can be attributed to the increase in Payroll Expenses ($269,053 for the three months ended June 30, 2013 versus $181,145 for the three months ended June 30, 2012), and General and Administrative Expenses ($454,407 for the three months ended June 30, 2013 versus $174,598 for the three months ended June 30, 2012. These increases were partially offset by a decrease in Depreciation and Amortization ($100,911 for the three months ended June 30, 2013 versus $140,814 for the three months ended June 30, 2012), and Stock Options Granted ($114,281 for the three months ended June 30, 2013 versus $295,980 for the three months ended June 30, 2012)

Operating expenses for the three months ended June 30, 2013 and 2012 consists of the following:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Cost of materials	$-	$18,293
Depreciation and amortization expense	100,911	140,814
Professional fees	238,425	257,984
Stock options granted	114,281	295,980
Payroll expenses	269,053	181,145
General and administrative expenses	454,407	174,598
Sales and marketing expense	6,162	7,625
	$1,183,239	$1,076,439

Non-Operating Income (Expense)

Non-operating expense for the three months ended June 30, 2013 and 2012 was $519,592 and $(92,396), respectively. The decrease in non-operating expense was due to an increase in Gain on Derivative Liability ($795,112 for the three months ended June 30, 2013 and $0 for the three months ended June 30, 2012), and Recognized income from Grants ($192,860 for the three months ended June 30, 2013 versus $112,917 for the three months ended June 30, 2012). This decrease was partially offset by an increase in interest expense ($414,878 for the three months ended June 30, 2013 versus $205,313 for the three months ended June 30, 2012), and an increase in the Net Loss on Settlement of Debt ($53,502 for the three months ended June 30, 2013 versus $0 for the three months ended June 30, 2012)

Non-Operating income (expense) for the three months ended June 30, 2013 and 2012 consists of the following:

	Three months ended June 30, 2013	Three months ended June 30, 2012
Interest expense	$(414,878)	$(205,313)
Net gain (loss) on settlement of debt	(53,502)	-
Recognized income from grants	192,860	112,917
Gain on derivative liability	795,112	-
	$519,592	$(92,396)

Net Loss

Our net loss for the three months ended June 30, 2013 and 2012 was $663,647and $1,101,401, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At June 30, 2013, we had negative working capital of $8,237,437, as compared to $6,988,183 at June 30, 2012.  During the six months ended June 30, 2013 we experienced negative cash flow from operations of $1,495,413 and we expended $7,715 for investing activities while adding $1,503,703 of cash flows from financing activities.  As of June 30, 2013, we had $0 commitments for capital expenditures.

Cash used in operating activities increased from $795,880 for the six month period ending June 30, 2012 to $1,495,413 for the six month period ending June 30, 2013.  Cash used in operating activities was primarily a result of gain on our net loss, and by non-cash items, such as amortization and depreciation, included in that net loss, offset by gain on derivative liability and a decrease in payroll liabilities. Cash used in investing activities decreased from $78,307 for the six month period ended June 30, 2012 to $7,715 for the six month period ended June 30, 2013.  Cash was used to acquire patents and intellectual property during the 2013 six month period and patents and intellectual property during the 2012 six month period. Cash provided from financing activities increased from $835,473 for the six month period ending June 30, 2012 to $1,503,703 for the six month period ending June 30, 2013. The increase in cash provided from financing activities was primarily a result of increase in proceeds from the sale of common stock and from the proceeds from convertible debt.

We have generated material operating losses since inception.  We have incurred a net loss of $31,049,830 from January 1, 2006 through June 30, 2013, including a net loss of $1,269,160 for the six months ended June 30, 2013, and a net loss of $2,254,179 for the six months ended June 30, 2012. We expect to continue to experience net operating losses.  Historically, we have relied upon investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion, although we can provide no assurance that additional investor funds will be available on terms acceptable to us.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Contractual Obligations (payments due by period as of June 30, 2013)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital Lease Obligation	$435,287	$175,287	$260,000	$-	$-
License Agreement with Battelle Memorial Institute	$138,500	$5,000	$33,500	$75,000	$25,000 each year

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

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated stockholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011 and continue through the month ended July 31, 2012. Subsequent to July 31, 2012, the Company is renting this space on a month to month basis at $11,904 per month.  During the year ended December 31, 2012 the Company incurred rent expenses for this facility totaling $88,087.  During the three months ended March 31, 2013 and 2012 the Company incurred rent expenses for this facility totaling $35,712 and $14,284, respectively. In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2012 the Company amortized $21,875 of this stock issuance and recognized it as rent expense. For the six months ended June 30, 2013 and 2012 the Company amortized $0 and $18,750, respectively, of this stock issuance and recognized it as rent expense.

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

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of June 30, 2013, the Company has experienced no bad debt write offs from operations.

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

Revenue for the six months ended June 30, 2013 and for the six months ended June 30, 2012 consisted of the sales of Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of June 30, 2013 and June 30, 2012 are as follows:

	June 30, 2013	June 30, 2012
Convertible debt	29,422,495	18,589,516
Common stock warrants	36,219,264	-
Common stock options	10,365,000	10,335,000
Total potential dilutive securities	76,006,759	28,924,516

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013 and 2012, the Company incurred $7,062 and $8,659, respectively, in advertising marketing costs.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the year ended December 31, 2012 or the six months ended June 30, 2013.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2012 or on June 30, 2013.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the year ended December 31, 2012 and the six months ended June 30, 2013, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease during the year 2013.

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

Recently Issued Accounting Pronouncements

The Company reviews recently issued accounting pronouncements on a quarterly basis. As of June 30, 2013 there are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during this current fiscal quarter (our second fiscal quarter of 2013) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Issued for Cash and the Exercise of Warrants

In April 2013, the Company issued 40,000 restricted shares of its common stock shares in exchange for $4,000 in exchange for the cancellation of the Additional Investment Rights attached to a convertible note received August 1, 2012.

In April 2013 the Company issued 500,000 shares of common stock with a total fair market value of $57,500. The fair market value of the shares was $0.115 per share. The shares were issued to a consultant for services.

In May 2013 the Company issued 100,000 shares of common stock with a total fair market value of $7,500. The fair market value of the shares was $0.075 per share. The shares were issued to consultants for services.

            The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in June 2013 to our major stockholder, who is also a Director. The Note matures in June of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.069 per share. The value of the $50,500 debt plus the $0.069 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $47,788 toward the debt and $1,356 to the shares and $1,356 to the beneficial conversion feature. The $1,356 value of the shares and the $1,356 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $113 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $47,901 as of June 30, 2013. Additionally, $210 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2013.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: August 14, 2013	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)