Form 10-Q
period 2013-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2013-11-14
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2013
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of November 14, 2013 was 109,028,604.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3
	Condensed Statements of Operations for the Three Months and the Nine Months ended September 30, 2013 (unaudited) and the Three Months and the Nine Months ended September 30, 2012 (unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period ended September 30, 2013 (unaudited)	5
	Condensed Statements of Cash Flow for the Nine Months ended September 30, 2013 (unaudited) and the Nine Months ended September 30, 2012 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6.	Exhibits	45

SIGNATURES		45

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current Assets:
Cash	$26,221	$6,411
Accounts receivable - trade	-	21,239
Prepaid expenses	6,417	2,334
Prepaid expenses paid with stock	71,500	-
Inventory	8,475	4,100
Total current assets	112,613	34,084

Fixed assets, net of accumulated depreciation	16,453	214,656

Other assets:
License fees, net of amortization	8,629	16,060
Patents and intellectual property	368,190	360,475
Debt issuance costs	10,445	542,454
Deposits	5,406	5,406
Total other assets	392,670	924,395

Total assets	$521,736	$1,173,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,325,425	$1,278,605
Accrued interest payable	1,084,828	787,415
Payroll liabilities payable	57,519	74,349
Deferred income	-	265,531
Short term loan payable	349,913	35,846
Loans from stockholder	8,265	43,349
Convertible notes payable, net	354,049	395,102
Derivative liability	1,389,649	3,938,318
Related party convertible notes payable, net	4,064,292	3,573,892
Current portion of capital lease obligations	264,607	346,270
Total current liabilities	8,898,547	10,738,677

Long term liabilities:
Capital lease obligations, net of current portion	108,000	285,000
Total liabilities	9,006,547	11,023,677

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
109,016,604 and 81,544,459 shares issued and outstanding, respectively	109,016	81,544
Paid in capital	26,297,915	22,735,626
Accumulated deficit	(34,891,742)	(32,667,712)
Total stockholders’ equity (deficit)	(8,484,811)	(9,850,542)

Total liabilities and stockholders’ equity (deficit)	$521,736	$1,173,135

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues	$115,799	$65,250	$140,603	$181,268

Operating expenses
Cost of materials	100,278	22,292	104,836	57,444
Sales and marketing expenses	2,850	8,800	9,912	17,459
Depreciation and amortization	3,817	101,454	205,634	381,746
Professional fees	110,688	902,654	597,377	1,696,882
Stock options granted	58,187	640,000	576,068	1,052,980
Payroll expenses	174,271	168,861	633,159	534,376
General and administrative expenses	155,096	500,716	1,181,574	785,215
Total operating expenses	605,187	2,344,777	3,308,560	4,526,102

Operating loss	(489,388)	(2,279,527)	(3,167,957)	(4,344,834)

Non-operating income (expense)
Interest expense	(389,456)	(325,481)	(1,208,825)	(682,086)
Net gain (loss) on settlement of debt	(27,013)	-	(198,546)	(550)
Recognized income from grants	24,241	242,162	265,531	410,445
Gain (loss) on derivative liability	(73,254)	-	2,085,767	-
Non-operating income (expense), net	(465,482)	(83,319)	943,927	(272,191)

Loss before Income Taxes	(954,870)	(2,362,846)	(2,224,030)	(4,617,025)

Income Tax Provision	-	-	-	-

Net Loss	$(954,870)	$(2,362,846)	$(2,224,030)	$(4,617,025)

Loss per common share	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted average common shares outstanding	102,872,236	76,660,889	95,850,606	74,437,138

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2012 (audited)	81,544,459	$81,544	$22,735,626	$(32,667,712)	$(9,850,542)

Common stock issued for:
Cash and the exercise of warrants	7,298,093	7,298	899,202	-	906,500
Services and prepaid services	2,180,000	2,180	156,420	-	158,600
Exercise of warrants for services	222,222	222	19,778	-	20,000
Accounts payable and prepaid services	1,035,500	1,035	48,965	-	50,000
Loan fees on convertible debt	181,709	182	27,457	-	27,639
Debt converted	16,554,621	16,555	1,811,640	-	1,828,195
Options and warrants issued for services	-	-	576,068	-	576,068
Beneficial conversion feature	-	-	22,759	-	22,759
Net loss	-	-	-	(2,224,030)	(2,224,030)
Balances at September 30, 2013	109,016,604	$109,016	$26,297,915	$(34,891,742)	$(8,484,811)

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Cash Flow
(Unaudited)
	Nine months ended
	September 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(2,224,030)	$(4,617,025)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	198,203	373,710
Amortization of licenses and intangible assets	7,431	8,036
Amortization of convertible debt discount	516,066	241,224
Amortization of debt issuance costs	532,099	-
Amortization of prepaid expenses paid with stock	-	35,375
Common stock issued for services	89,970	1,190,946
Common stock issued for interest	128,130	-
Warrants exercised for services	20,000	-
Stock options and warrants issued for services	576,068	1,140,920
Gain on derivative liability	(2,085,766)	-
Loss on settlement of debt	198,546	-
Changes in operating assets and liabilities:
Accounts receivable	21,239	(10,150)
Inventory	(4,375)	6,050
Prepaid expenses	(4,083)	(6,677)
Accounts payable	92,950	318,181
Payroll liabilities	(16,830)	283
Accrued interest	355,436	281,574
Grant money used to offset expenditures	(265,531)	(410,445)
Net cash used by operating activities	(1,864,567)	(1,447,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	(7,715)	(14,750)
Cash used to acquire equipment	-	(99,428)
Net cash used by investing activities	(7,715)	(114,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(35,084)	(28,876)
Principal payments on capital lease	(258,663)	(290,045)
Proceeds from short term loan	349,913	105,000
Payments on short term loan	(35,846)	(161,000)
Proceeds from convertible debt	1,070,772	1,942,800
Principal payments on convertible debt	(105,500)	-
Principal payments on long-term debt	-	(10,879)
Proceeds on sale of stock for cash	881,500	-
Proceeds from exercise of warrants	25,000	-
Net cash provided by financing activities	1,892,092	1,557,000

Net increase (decrease) in cash	19,810	(5,176)
Cash, beginning of period	6,411	52,557

CASH, END OF PERIOD	$26,221	$47,381

Supplemental disclosures of cash flow information:
Cash paid for interest	$126,494	$199,639
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 1:                      BASIS OF PRESENTATION

Nature of Organization

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2013.

Reclassification

Certain prior period amounts in the condensed financial statements have been reclassified to conform to current period presentation.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2013 and December 31, 2012, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at September 30, 2013:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$1,389,649	$-	$-	$1,389,649
Total Liabilities Measured at Fair Value	$1,389,649	$-	$-	$1,389,649

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

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

We anticipate a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition we anticipate a requirement of approximately $15 million in funds over the next twelve months due to the anticipation of adding additional staff in the future assuming we are successful in selling our medical isotopes and/or the start of development by us on future manufacturing sites or other projects. As of September 30, 2013 we have $26,221 cash on hand which means there will be an anticipated shortfall of nearly the full $16.5 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Production equipment	$2,131,377	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,614,153
Less accumulated depreciation	(2,597,700)	(2,399,497)
	$16,453	$214,656

Accumulated depreciation related to fixed assets is as follows:

	September 30, 2013	December 31, 2012
Production equipment	$2,118,922	$1,924,002
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	28,771	25,488
	$2,597,700	$2,399,497

Depreciation expense for the above fixed assets for the nine months ended September 30, 2013 and 2012, respectively, was $198,203 and $373,710.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
License Fee	$112,500	$112,500
Less accumulated amortization	(103,871)	(96,440)
	8,629	16,060
Patents and intellectual property	368,190	360,475
Intangible assets net of accumulated amortization	$376,819	$376,535

Amortization expense for the above intangible assets for the nine months ended September 30, 2013 and 2012, respectively, was $7,431 and $8,036.

NOTE 5:                      RELATED PARTY TRANSACTIONS

Loans from Stockholder

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  We had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is our chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of our common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090, at which time the note was extended for another year to October 31, 2013 with monthly payments increasing to $4,100. There is no security held as collateral for this loan.  As of September 30, 2013, the payment due September 30, 2013 was not paid. This September 30, 2013 payment was paid on October 15, 2013.  The Company paid $35,084 in principal and $1,818 in interest to the holders of this loan for the nine months ended September 30, 2013. As of September 30, 2013 and December 31, 2012, the outstanding balance on this loan was $8,265 and $43,349, respectively.

The Company issued various shares of common stock and convertible promissory notes during the nine months ended September 30, 2013 to a director and major stockholder. The details of these transactions are outlined in NOTE 11 STOCKHOLDERS’ EQUITY - Common Stock Issued for Convertible Debt.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 5:                      RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On August 1, 2007 the Company began renting office and warehouse space, known as the Production Facility, located in Kennewick, Washington from a stockholder holding less that 5% of the total shares outstanding. The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011 and continue through the month ended July 31, 2012. Subsequent to July 31, 2012 the Company is renting this space on a month to month basis at $11,904 per month. During the nine months ended September 30, 2013 and 2012 the Company incurred rent expenses for this facility totaling $107,138 and $52,374, respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease which became fully amortized as of July 31, 2012. For the nine months ended September 30, 2013 and 2012 the Company amortized $0 and $21,875 of this stock issuance and recognized it as rent expense.

There are no future minimum rental payments required under this rental agreement because it expired as of July 31, 2012 and subsequent to that date the Company is renting this space on a month to month basis.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. Effective February 28, 2012 and retroactive back to December 1, 2011, the $2,328 rental payment per month was adjusted to $2,500 rental payment per month. The monthly rental was again adjusted to $2,675 for the months of March and April, 2012 and adjusted again to $2,850 effective for the months May through September, 2012. Effective October 2012 the monthly rental was adjusted to $2,910. During the nine months ended September 30, 2013 and 2012 the Company incurred rent expenses for this facility totaling $26,190 and $24,367, respectively.

There are no future minimum rental payments as the Company’s current rental agreements either expired as of July 2012 or are on a month to month basis.

Rental expense for the nine months ended September 30, 2013 and 2012 consisted of the following:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$107,138	$52,374
Rental expense in the form of stock issuance	-	21,875
Corporate office	26,190	24,367
Total Rental Expense	$133,328	$98,617

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 6:                      PREPAID EXPENSES PAID WITH STOCK

In prior periods, the Company has issued stock to companies for a service agreement which expired June 2012. Additionally, the Company issued stock for prepaid rent which expired annually through July 2012 at the rate of $37,500 per year. These prepaid expenses paid with stock fully expired as of December 31, 2012. The Company issued stock to a company for a service agreement effective January 2013 and expires June 2013. In August, 2013, the Company issued 1,500,000 shares of restricted common stock valued at $0.052 for a service agreement expiring in August 2014.  As of September 30, 2013 and December 31, 2012, the prepaid services paid with stock were $71,500 and $0, respectively.

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

The Company had research costs of $349,913 that was converted to an unsecured promissory note May 1, 2013. The note calls for 10% interest and is due May 1, 2014. Interest in the amount of $14,571 has been accrued on this note as of September 30, 2013.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 8:                      CONVERTIBLE NOTES PAYABLE

As of September 30, 2013 and December 31, 2012 the Company had the following convertible notes outstanding:

	September 30, 2013		December 31, 2012
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
October 2012 $63,000 Convertible Note, 8% interest, due April 2013, net of debt discount of $0 and $22,209, respectively	-	-	40,791	1,155	(1)
November 2012 $42,500 Convertible Note, 8% interest, due May 2013, net of debt discount of $0 and $16,724, respectively	-	-	25,776	525	(2)
December 2012 $55,000 Convertible Note, 0% interest for the first 90 days, due December 2013, with a 10% original issue discount, net of debt discount of $0 and $5,839, respectively	-	-	49,161	-	(3)
January 2013 $30,024 Convertible Note, 10% one-time interest, due January 2014, with a 10% original issue discount, net of debt discount of $5,088 and $0, respectively	12,608	-	-	-	(4)
March 2013 $60,000 Convertible Note, 0% interest for the first 90 days, due March 2014, with a 8% original issue discount, net of debt discount of $0 and $0, respectively	-	-	-	-	(5)
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $195,000 and $888,500 outstanding , net of debt discount of $41,936 and $628,846, respectively	153,064	27,261	259,654	47,199	(6)
September and October 2012 $115,000 Convertible Notes, 12% interest, due February and March 2014 (18 month notes), $0 and $115,000 outstanding, net of debt discount of $0 and $95,280, respectively	-	-	19,720	3,575	(7)
May 2013 $220,000 Convertible Notes, 12% interest, due November 2014 (18 month notes), $220,000 and $0 outstanding, net of debt discount of $164,699 and $0, respectively	55,301	10,126	-	-	(8)
April 2013 $74,880 Convertible Note, 0% interest for the first 90 days, due April 2014, with a 10% original issue discount, net of debt discount of $37,952 and $0, respectively	36,927	7,488	-	-	(9)
April 2013 $53,000 Convertible Note, 8% interest, due November 2013, net of debt discount of $12,122 and $0, respectively	40,877	1,751	-	-	(10)
June 2013 $34,560 Convertible Note, 0% interest for the first 90 days, due June 2014, with a 10% original issue discount, net of debt discount of $23,387 and $0, respectively	11,173	3,456	-	-	(11)
July 2013 $53,000 Convertible Note, 8% interest, due February 2014, net of debt discount of $37,565 and $0, respectively	15,435	964	-	-	(12)
July 2013 $30,024 Convertible Note, 10% one-time interest, due July 2014, with a 10% original issue discount, net of debt discount of $23,443 and $0, respectively	6,581	3,002	-	-	(13)
August 2013 $53,000 Convertible Note, 8% interest, due March 2014, net of debt discount of $46,677 and $0, respectively	6,323	393	-	-	(14)
September 2013 $10,000 Convertible Note, 10% interest, due September 2014 (12 month note), $10,000 and $0 outstanding, net of debt discount of $180 and $0, respectively	9,820	80	-	-	(15)
September 2013 $30,000 Convertible Note, 12% interest, due September 2014, with a $1,500 original issue discount, net of debt discount of $24,060 and $0, respectively	5,940	-	-	-	(16)
Total Convertible Notes Payable, Net	$354,049	$54,520	$395,102	$52,454

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 8:                      CONVERTIBLE NOTES PAYABLE- continued

(1) The Company borrowed $63,000 October 2012, due April 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (April 10, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $31,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2012 total amortization was recorded in the amount of $9,291 resulting in a debt discount of $22,209 December 31, 2012.  Also during 2012, interest expense of $1,155 was recorded for the note. During the nine months ending September 30, 2013 total amortization was recorded in the amount of $22,209 resulting in a debt discount of $0 at September 30, 2013.  Also during the nine months ending September 30, 2013, interest expense of $849 was recorded for the note. The note was paid in full on April 9, 2013

(2) The Company borrowed $42,500 November 2012, due May 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (May 2, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $21,250 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2012 total amortization was recorded in the amount of $4,526 resulting in a debt discount of $16,724 December 31, 2012.  Also during 2012, interest expense of $572 was recorded for the note. During the nine months ending September 30, 2013 total amortization was recorded in the amount of $16,724 resulting in a debt discount of $0 at September 30, 2013.  Also during the nine months ending September 30, 2013, interest expense of $641 was recorded for the note. The note was paid in full on May 8, 2013

(3) The Company borrowed $55,000 December 2012, due December 2013. The holder of the note has the right, after the first one hundred eighty days of the note (June 7, 2013), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($61,160) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($61,160) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($5,500) for a total repayment amount of $66,660.   The Company recorded a debt discount of $6,160 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During 2012 total amortization was recorded in the amount of $321 resulting in a debt discount of $5,839 December 31, 2012.  Also during 2012, interest expense of $0 was recorded for the note. During the nine months ending September 30, 2013 total amortization was recorded in the amount of $5,839 resulting in a debt discount of $0 at September 30, 2013.  Also during the nine months ending September 30, 2013, interest expense of $6,116 was recorded for the note. The note was paid in full as of August 22, 2013

(4) The Company borrowed $27,000 January 2013, due January 2014, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $3,024 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $30,024 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ended September 30, 2013, interest expense of $3,002 was recorded, and total amortization of $24,936 was recorded resulting in a debt discount of $0 at September 30, 2013.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 8:                      CONVERTIBLE NOTES PAYABLE - continued

(5) The Company borrowed $60,000 March 2013, due December 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (September 13, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the nine months ending September 30, 2013 total amortization was recorded in the amount of $30,000 resulting in a debt discount of $0 September 30, 2013. The note was fully converted as of September 27, 2013.

(6) The Company had received $1,060,000 in cash as of December 31, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.10.  In addition the Convertible Debt instruments have an equal amount of $0.06, five year common stock warrants and Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal. The Company recorded a debt discount of $1,060,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception.

During December of 2012 the holders of the Convertible Debt instruments exercised their conversion rights and converted $171,500 and $37,044 of the outstanding principal and accrued interest balances, respectively, into 2,085,440 shares of the Company’s common stock.

During the nine months ending September 30, 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted $693,500 and $149,796 of the outstanding principal and accrued interest balances, respectively, into 6,945,173 shares of the Company’s common stock.

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $431,154 resulting in a debt discount of $628,846 at December 31, 2012.  During 2012 interest expense of $84,243 was recorded for the Convertible Debt Instruments. During the nine months ending September 30, 2013 total amortization was recorded in the amount of $584,792 resulting in a debt discount of $44,054 at September 30, 2013.  During the nine months ending September 30, 2013 interest expense of $129,839 was recorded for the Convertible Debt Instruments.

(7) The Company had received $115,000 in cash as of December 31, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.10.  In addition the Convertible Debt instruments have an equal amount of $0.06, five year common stock warrants and Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal.  The Company recorded a debt discount of $115,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception.

 During the nine months ending September 30, 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted $115,000 and $24,840 of the outstanding principal and accrued interest balances, respectively, into 1,408,533 shares of the Company’s common stock.

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $19,720 resulting in a debt discount of $95,280 at December 31, 2012.  During 2012 interest expense of $3,575 was recorded for the Convertible Debt Instruments. During the nine months ending September 30, 2013 total amortization was recorded in the amount of $95,280 resulting in a debt discount of $0 at September 30, 2013.  During the nine months ending September 30, 2013 interest expense of $21,265 was recorded for the Convertible Debt Instruments.

 Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 8:                      CONVERTIBLE NOTES PAYABLE – continued

(8) The Company had received $220,000 in cash as of September 30, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.06.  In addition the Convertible Debt instruments have an equal amount of $0.06, five year common stock warrants. The Company recorded a debt discount of $220,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception.

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During the nine months ending September 30, 2013 total amortization was recorded in the amount of $55,301 resulting in a debt discount of $164,699 at September 30, 2013.  During the nine months ending September 30, 2013 interest expense of $10,126 was recorded for the Convertible Debt Instruments.

(9) The Company borrowed $74,880 April 2013, due April 2014. The holder of the note has the right, after the first one hundred eighty days of the note (September 30, 2013), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($83,267) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($83,267) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($7,488) for a total repayment amount of $82,368.   The Company recorded a debt discount of $74,880 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2013 total amortization was recorded in the amount of $36,927 resulting in a debt discount of $37,953 at September 30, 2013.

(10) The Company borrowed $53,000 April 2013, due January 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (October 27, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $26,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the nine months ending September 30, 2013 total amortization was recorded in the amount of $14,378 resulting in a debt discount of $12,122 September 30, 2013.  Also during the nine months ending September 30, 2013, interest expense of $1,777 was recorded for the note.

(11) The Company borrowed $34,560 June 2013, due June 2014. The holder of the note has the right, after the first one hundred eighty days of the note (December 1, 2013), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($38,431) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($38,431) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($3,456) for a total repayment amount of $38,016. The Company recorded a debt discount of $34,560 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2013 total amortization was recorded in the amount of $11,173 resulting in a debt discount of $23,387 at September 30, 2013.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 8:                      CONVERTIBLE NOTES PAYABLE – continued

(12) The Company borrowed $53,000 July 2013, due February 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 6, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $53,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the nine months ending September 30, 2013 total amortization was recorded in the amount of $15,435 resulting in a debt discount of $37,565 September 30, 2013.  Also during the nine months ending September 30, 2013, interest expense of $964 was recorded for the note.

(13) The Company borrowed $30,024 July 2013, due July 2014, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $3,024 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $30,024 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ended September 30, 2013, interest expense of $3,002 was recorded, and total amortization of $6,581 was recorded resulting in a debt discount of $23,443 at September 30, 2013.

(14) The Company borrowed $53,000 August 2013, due March 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 6, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $53,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the nine months ending September 30, 2013 total amortization was recorded in the amount of $6,323 resulting in a debt discount of $46,677 September 30, 2013.  Also during the nine months ending September 30, 2013, interest expense of $393 was recorded for the note.

(15) The Company issued 4,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in September 2013. The Note matures in September of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $10,000 debt plus the $0.10 fair market value of the 4,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $10,000 debt and the value of the 4,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $9,804 toward the debt and $196 to the shares and $0 to the beneficial conversion feature. The $196 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. $16 of the debt discount has been amortized bringing the total debt balance related to this convertible promissory note to $9,820 as of September 30, 2013. Additionally, $80 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 8:                      CONVERTIBLE NOTES PAYABLE – continued

(16) The Company borrowed $28,500 September 2013, due July 2014. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $1,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $24,259 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ended September 30, 2013, no interest expense was recorded, and total amortization of $199 was recorded resulting in a debt discount of $24,060 at September 30, 2013.

NOTE 9:                      INCOME FROM GRANTS AND DEFERRED INCOME

The Company has chosen to recognize grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet.

For the twelve months ended December 31, 2012 the Company recognized $680,234 of a $1,215,000 Department of Energy grant as income leaving a remaining balance of $265,531 recorded as deferred income as of December 31, 2012. The $680,234 was for costs incurred for the twelve months ended December 31, 2012. For the nine months ended September 30, 2013 the Company recognized an additional $265,531 as income, leaving a remaining balance of $0 recorded as deferred income as of September 30, 2013. The $265,531 was for costs incurred for the nine months ended September 30, 2013.

As of September 30, 2013 the grant money received and grant money recognized as income and deferred income can be summarized as follows:

$1,215,000 Brachytherapy Grant
Grant money received during 2010	$1,215,000
Recognized income from grants in 2010	23,508
Deferred income at December 31, 2010	1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants in 2012	680,234
Deferred income at December 31, 2012	265,531
Recognized income from grants for the nine months ended September 30, 2013	265,531
Deferred income at September 30, 2013	$-

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

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

The following schedule summarizes the changes in the Company’s stock options during the nine months ended September 30, 2013:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2012	4,775,000	$0.09-0.30	2.09 years	$540,000	$0.17
Options granted	5,640,000	$0.08-0.20	6.26 years	$-	$0.19
Options exercised	-	$-	-	$-	$-
Options expired	(50,000)	$-	-	$-	$0.26
Balance at September 30, 2013	10,365,000	$0.08-0.30	4.03 years	$96,300	$0.18

Exercisable at December 31, 2012	4,775,000	$0.09-0.30	2.09 years	$540,000	$0.17

Exercisable at September 30, 2013	8,683,750	$0.08-0.30	2.99 years	$96,300	$0.18

The following schedule summarizes the changes in the Company’s stock warrants during the nine months ended September 30, 2013:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2012	24,411,701	$0.09-0.25	3.76 years	$2,292,551	$0.15
Warrants granted	15,092,855	$0.06-0.17	1.95 years	$-	$0.15
Warrants exercised	(788,889)	$0.06-0.09	-	$-	$-
Warrants expired	(2,913,070)	$0.10	-	$-	$-
Balance at September 30, 2013	35,802,597	$0.06-0.25	2.83 years	$-	$0.12

Exercisable at December 31, 2012	24,411,701	$0.09-0.25	3.76 years	$2,292,551	$0.15

Exercisable at September 30, 2013	35,802,597	$0.06-0.25	2.83 years	$-	$0.12

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 10:                    COMMON STOCK OPTIONS AND WARRANTS - continued

 The following summarizes the exercise price per share and expiration date of the Company’s outstanding and exercisable warrants to purchase common stock at September 30, 2013:

Number	Exercise Price	Expiration Date
977,778	$0.09	June 4, 2015
2,000,000	$0.25	June 4, 2015
5,500,000	$0.18	March 1, 2015
3,000,000	$0.15	July 1, 2017
9,240,297	$0.06	July 13, 2017
1,000,000	$0.06	July 30, 2017
2,200,000	$0.06	August 1, 2017
1,750,000	$0.06	August 2, 2017
833,334	$0.06	September 26, 2017
125,000	$0.06	October 5, 2017
250,000	$0.18	March 15, 2015
7,142,855	$0.15	October 18, 2014
1,783,333	$0.06	May 15, 2018
35,802,597

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

In September 2013 the Company issued 416,667 restricted shares of its common stock in exchange for $25,000 in conjunction with the exercise of the Warrants attached to a convertible note received August 1, 2012.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 11:                   STOCKHOLDERS’ EQUITY– continued

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

In August 2013 the Company issued 1,500,000 shares of common stock with a total fair market value of $78,000. The fair market value of the shares was $0.52 per share. The shares were issued to consultants for services.

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

In September 2013 the Company issued 1,000,000 shares of common stock with a total fair market value of $44,000. The fair market value of the shares was $0.044 per share. The shares were issued to extinguish $44,000 of a prior year liability.

 Common Stock Issued for Convertible Debt

The Company issued 40,509 shares of its common stock and a convertible promissory note in the amount of $101,272 with interest payable at 10% per annum in January 2013 to our major stockholder, who is also a Director. The Note matures in January of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $101,272 debt plus the $0.17 fair market value of the 40,509 shares at the date of the agreement was prorated to arrive at the allocation of the original $101,272 debt and the value of the 40,509 shares and the beneficial conversion feature. The computation resulted in an allocation of $88,376 toward the debt and $6,448 to the shares and $6,448 to the beneficial conversion feature. The $6,448 value of the shares and the $6,448 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $9,138 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $97,514 as of September 30, 2013. Additionally, $7,164 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2012.

The Company issued 16,400 shares of its common stock and a convertible promissory note in the amount of $41,000 with interest payable at 10% per annum in January 2013 to our major stockholder, who is also a Director. The Note matures in January of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $41,000 debt plus the $0.17 fair market value of the 16,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $41,000 debt and the value of the 16,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $35,780 toward the debt and $2,610 to the shares and $2,610 to the beneficial conversion feature. The $2,610 value of the shares and the $2,610 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,700 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $39,480 as of September 30, 2013. Additionally, $2,900 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 11:                   STOCKHOLDERS’ EQUITY– continued

 Common Stock Issued for Convertible Debt– continued

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in June 2013 to our major stockholder, who is also a Director. The Note matures in June of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.069 per share. The value of the $50,500 debt plus the $0.069 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $47,788 toward the debt and $1,356 to the shares and $1,356 to the beneficial conversion feature. The $1,356 value of the shares and the $1,356 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $791 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $48,579 as of September 30, 2013. Additionally, $1,473 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in July 2013 to our major stockholder, who is also a Director. The Note matures in July of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.068 per share. The value of the $50,500 debt plus the $0.068 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $47,826 toward the debt and $1,337 to the shares and $1,337 to the beneficial conversion feature. The $1,337 value of the shares and the $1,337 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $558 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $48,384 as of September 30, 2013. Additionally, $1,053 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in August 2013 to our major stockholder, who is also a Director. The Note matures in August of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $50,000 debt plus the $0.10 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,020 toward the debt and $980 to the shares and $0 to the beneficial conversion feature. The $980 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $160 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $49,180 as of September 30, 2013. Additionally, $833 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in August 2013 to our major stockholder, who is also a Director. The Note matures in August of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $50,500 debt plus the $0.10 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,510 toward the debt and $990 to the shares and $0 to the beneficial conversion feature. The $990 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $125 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $49,635 as of September 30, 2013. Additionally, $630 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 11:                   STOCKHOLDERS’ EQUITY– continued

 Common Stock Issued for Convertible Debt– continued

The Company issued 40,200 shares of its common stock and a convertible promissory note in the amount of $100,500 with interest payable at 10% per annum in September 2013 to our major stockholder, who is also a Director. The Note matures in September of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $100,500 debt plus the $0.10 fair market value of the 40,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,500 debt and the value of the 40,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $98,529 toward the debt and $1,971 to the shares and $0 to the beneficial conversion feature. The $1,971 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $125 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $98,654 as of September 30, 2013. Additionally, $630 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

The Company issued 4,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in September 2013. The Note matures in September of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $10,000 debt plus the $0.10 fair market value of the 4,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $10,000 debt and the value of the 4,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $9,804 toward the debt and $196 to the shares and $0 to the beneficial conversion feature. The $196 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $16 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $9,822 as of September 30, 2013. Additionally, $80 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

NOTE 12:                    SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2012, the Company issued 15,000 shares of common stock for an extinguishment of $2,550 worth of debt.

During the nine months ending September 30, 2013, the Company issued a total of 2,180,000 shares of common stock for services and prepaid services valued at $158,600.  Of that amount, as of September 30, 2013, $71,500 was still recorded as prepaid expenses.

During the nine months ended September 30, 2013, the Company issued 1,035,500 shares of common stock for an extinguishment of $46,130 worth of debt, $2,870 worth of services, and recorded a loss of $1,000.

During the nine months ended September 30, 2013, the Company issued 181,709 shares of stock valued at $27,639 recorded as a reduction to related party notes payable in conjunction with convertible notes for a debt discount.

During the nine months ended September 30, 2013, the Company issued 16,554,621 shares of stock to settle convertible notes payable with a principal note balance of $935,828, accrued interest of $58,023, interest expense of $128,131, debt discount of $503,000, and derivative liabilities valued at $1,011,667.

During the nine months ending September 30, 2013, the Company recorded $22,759 in additional paid in capital and as a debt discount for a beneficial conversion feature on a convertible note.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2013 (unaudited) and the year ended December 31, 2012

NOTE 13:                    SUBSEQUENT EVENTS

The Company issued 12,000 shares of its common stock and a convertible promissory note in the amount of $30,000 with interest payable at 10% per annum in October 2013 to our major stockholder, who is also a Director. The Note matures in October of 2014.

 In October 2013 the Company issued an 8% Convertible Promissory Note in the amount of $37,500 to an unrelated company. The note calls for a $2,500 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $37,500 and the accrued interest.

In October 2013 the Company granted 7,046,666 warrants valued at $7,047 to a Director for services. The warrants have an exercise price of $0.10 and expire December 31, 2020.

In October 2013 the Company issued a Convertible Promissory Note in the amount of $97,700 to an unrelated company. The note calls for a $2,500 loan fee to be paid from the proceeds and a 12% original issue discount in the amount of $10,200. The note is not convertible by the holder for the first 90 days, in which time the Company can repay the note.

In November 2013 the Company issued an 8% Convertible Promissory Note in the amount of $42,500 to an unrelated company. The note calls for a $2,500 loan fee to be paid from the proceeds. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note at the rate of the 8% accrued interest plus 50% additional of both the original $42,500 and the accrued interest.

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

On October 28, 2010, the Company received $1,215,000 net proceeds from the Department of Energy grant for the Proposed Congressionally Directed Project entitled “Research to Develope and Test an Advanced Resorbable Brachytherapy Seed Research for Controlled Delivery of Yttrium-90 Microspheres in Cancer Treatment.” This grant reimburses the Company for anticipated expenditures related to the development of its Brachytherapy project since April 1, 2010. The Company projects this project could cost approximately $5,500,000; however, the Company recognizes the costs could be as high as $8,000,000 before it gets to production.

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

On October 26, 2013, the Company was notified that a Molybdenum-99 production process with Russia has been postponed.

On November 3, 2013, the Company filed a 510(k) Pre-Market Notification for FDA clearance of Yttrium-90 RadioGelTM Brackytherapy Product.

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

Employees

As of September 30, 2013, we had ten employees, of whom three were full-time employees.  At any given time, we utilize eight to ten independent contractors to assist with our operations.  We do not have a collective bargaining agreement with any of our employees, and we believe our relations with our employees are good.

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

Patent filing costs totaling $7,715, and $81,927 were capitalized during the nine months ended September 30, 2013, and 2012; resulting in a total $368,190 of capitalized patents at September 30, 2013.  The patents are pending and are being developed, and as such, they are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Research and Development

The costs expensed in the nine months ended September 30, 2013 and 2012 were $322,100 and $668,541, respectively. The $668,541 spent for the nine months ended September 30, 2012 were $410,445 towards the Brachytherapy Project and $144,292 towards the Molybdenum Project. The $322,100 spent for the nine months ended September 30, 2013 were $307,916 towards the Brachytherapy Project and $14,183 towards the Molybdenum Project and consists of the following:

	Brachytherapy	Molybdenum
Supplies	$-	$-
Amortization	6,042	1,389
Conferences & seminars	-	-
Depreciation expense	-	-
Marketing	-	-
Office Supplies	317	-
Payroll and benefits	88,954	1,680
Consulting fees	37,074	13,301
Repairs and maintenance	328	-
Legal fees	-	-
Research	174,999	(4,324)
Stock options granted	-	-
Telephone	63	-
Travel	139	2,138
Total	$307,916	$14,184

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table sets forth information from our statements of operations for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revenues	$140,603	$181,268

Operating expenses	3,308,560	4,526,102

Operating loss	(3,167,957)	(4,344,834)
Non-operating income (expense)
Recognized income from grants	265,531	410,445
Gain (loss) on derivative liability	2,085,767	-
Net loss on settlement	(198,546)	(550)
Interest expense	(1,208,825)	(682,086)
Net income (loss)	$(2,224,030)	$(4,617,025)

Revenue

Revenue was $140,603 for the nine months ended September 30, 2013 and $181,268 for the nine months ended September 30, 2012.  The decrease was the result of F-18 sales.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $21,750 of the total nine months ended September 30, 2013 revenues and $175,160 of the total nine months ended September 30, 2012 revenues.  Revenues for F-18 were lower in the nine months ended September 30, 2013 as a result of our linear accelerator being down and having no production for several months; thereby decreasing the number of doses sold for the nine months ended September 30, 2013 (72) from the nine months ended September 30, 2012 (623). Stable isotope sales were $101,745 and $0 for the nine months ended September 30, 2013 and 2012, respectively.  The Company had discontinued the sale of stable isotopes in the nine months ended September 30, 2012 due to the reduction in profitability of that line of product. Consulting revenues consisted of $17,108 and $6,108 of the total nine months ended September 30, 2013 and 2012 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Revenue for the nine months ended September 30, 2013 and 2012 consists of the following:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
F-18	$21,750	$175,160
Stable Isotopes	101,745	-
Consulting	17,108	6,108
	$140,603	$181,268

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Nine Months Ended September 30, 2013 and 2012 - continued

Operating Expenses

Operating expenses for the nine months ended September 30, 2013 and 2012 was $3,308,560 and $4,526,102, respectively.  The decrease in operating expenses from 2012 to 2013 can be attributed to the decrease in Depreciation and Amortization expenses ($381,746 for the nine months ended September 30, 2012 versus $205,634 for the nine months ended September 30, 2013); and the decrease in Professional Fees expenses ($1,696,882 for the nine months ended September 30, 2012 versus $597,377 for the nine months ended September 30, 2013); and the decrease in Stock Options Granted expense ($1,052,980 for the nine months ended September 30, 2012 versus $576,068 for the nine months ended September 30, 2013). Part of this decrease in expenses was offset by an increase in Cost of Materials ($57,444 for the nine months ended September 30, 2012 versus $104,836 for the nine months ended September 30, 2012); and the increase in Payroll Expenses ($534,376 for the nine months ended September 30, 2012 versus $633,159 for the nine months ended September 30, 2012); and the increase of General and Administrative Expenses ($785,215 for the nine months ended September 30, 2012 versus $1,181,574 for the nine months ended September 30, 2013).

Operating expenses for the nine months ended September 30, 2013 and 2012 consists of the following:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cost of materials	$104,836	$57,444
Depreciation and amortization expense	205,634	381,746
Professional fees	597,377	1,696,882
Stock options granted	576,068	1,052,980
Payroll expenses	633,159	534,376
General and administrative expenses	1,181,574	785,215
Sales and marketing expense	9,912	17,459
	$3,308,560	$4,526,102

Non-Operating Income (Expense)

Non-operating income (expense) for the nine months ended September 30, 2013 varied from the nine months ended September 30, 2012 primarily due to an increase of gain on derivative liability from $0 for the nine months ended September 30, 2012 to $2,085,797 for the nine months ended September 30, 2013; and an increase in recognized income from grants from $410,445 for the nine months ended September 30, 2012 to $265,531 for the nine months ended September 30, 2013. Part of this increase in non-operating income was offset by an increase in interest expense $(1,208,825) for the nine months ended September 30, 2013 versus $(682,086) for the nine months ended September 30, 2012); and an increase in net loss on settlement of debt expense ($198,546) for the nine months ended September 30, 2013 versus $(550) for the nine months ended September 30, 2012).

Non-Operating income (expense) for the nine months ended September 30, 2013 and 2012 consists of the following:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Interest expense	$(1,208,825)	$(682,086)
Net loss on settlement of debt	(198,546)	(550)
Recognized income from grants	265,531	410,445
Gain on derivative liability	2,085,797	-
	$943,927	$(272,191)

Net Loss

Our net loss for the nine months ended September 30, 2013 and 2012 was $2,224,030 and $4,617,025, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table sets forth information from our statements of operations for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Revenues	$115,799	$65,250

Operating expenses	605,186	2,344,777

Operating loss	(489,387)	(2,279,527)
Non-operating income (expense)
Recognized income from grants	24,241	242,162
Net gain (loss) on settlement of debt	(27,013)	-
Gain on derivative liability	(73,254)	-
Interest expense	(389,456)	(325,481)
Net income (loss)	$(954,870)	$(2,362,846)

Revenue

Revenue was $115,799 for the three months ended September 30, 2013 and $65,250 for the three months ended September 30, 2012. The increase was due to an increase in Stable Isotopes consisting of $101,745 and $0 for the three months ending September 30, 2013 and 2012, respectively; and due to an increase in Consulting revenues consisted of $14,054 and $0 of the total revenue for the three months ended September 30, 2013 and 2012, respectively. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. The increase in total revenues was offset by a decrease in F-18 sales.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $0 of the total three months ended September 30, 2013 revenues and $65,250 of the total three months ended September 30, 2012 revenues.  Revenues for F-18 were lower in the three months ended September 30, 2013 as a result of our linear accelerator being down and having no production for the three months; thereby decreasing the number of doses sold for the three months ended September 30, 2013 (0) from the three months ended September 30, 2012 (235).

Revenue for the three months ended September 30, 2013 and 2012 consists of the following:

	Three months ended September 30, 2013	Three months ended September 30, 2012
F-18	$-	$65,250
Stable Isotopes	101,745	-
Consulting	14,054	-
	$115,799	$65,250

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Three Months Ended September 30, 2013 and 2012 - continued

Operating Expenses

Operating expenses for the three months ended September 30, 2013 and 2012 were $605,186 and $2,344,777, respectively.  The decrease in operating expenses from 2012 to 2013 can be attributed to the decrease in General and Administrative Expenses ($155,095 for the three months ended September 30, 2013 versus $500,716 for the three months ended September 30, 2012; decrease in Professional fees ($110,688 for the three months ended September 30, 2013 versus $902,654 for the three months ended September 30, 2012; decrease in Stock Options Granted ($58,187 for the three months ended September 30, 2013 versus $640,000 for the three months ended September 30, 2012; and decrease in Depreciation and amortization expense ($3,817 for the three months ended September 30, 2013 versus $101,454 for the three months ended September 30, 2012). These decreases were partially offset by an increase in Cost of materials ($100,278 for the three months ended September 30, 2013 versus $22,292 for the three months ended September 30, 2012).

Operating expenses for the three months ended September 30, 2013 and 2012 consists of the following:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Cost of materials	$100,278	$22,292
Depreciation and amortization expense	3,817	101,454
Professional fees	110,688	902,654
Stock options granted	58,187	640,000
Payroll expenses	174,271	168,861
General and administrative expenses	155,096	500,716
Sales and marketing expense	2,850	8,800
	$605,187	$2,344,777

Non-Operating Income (Expense)

Non-operating expense for the three months ended September 30, 2013 and 2012 was $465,483 and $83,319, respectively. The increase in non-operating expense was due to an increase in Loss on Derivative Liability ($73,254 for the three months ended September 30, 2013 and $0 for the three months ended September 30, 2012); an increase in the Net Loss on Settlement of Debt ($27,013 for the three months ended September 30, 2013 versus $0 for the three months ended September 30, 2012); an increase in interest expense ($389,456 for the three months ended September 30, 2013 versus $325,481 for the three months ended September 30, 2012); and a decrease in Recognized income from Grants ($24,241 for the three months ended September 30, 2013 versus $0 for the three months ended September 30, 2012).

Non-Operating income (expense) for the three months ended September 30, 2013 and 2012 consists of the following:

	Three months ended September 30, 2013	Three months ended September 30, 2012
Interest expense	$(389,456)	$(325,481)
Net gain (loss) on settlement of debt	(27,013)	-
Recognized income from grants	24,241	242,162
Loss on derivative liability	(73,254)	-
	$(465,482)	$(83,319)

Net Loss

Our net loss for the three months ended September 30, 2013 and 2012 was $954,870 and $2,362,846, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At September 30, 2013, we had negative working capital of $8,785,934, as compared to $6,234,036 at September 30, 2012.  During the nine months ended September 30, 2013 we experienced negative cash flow from operations of $1,864,567 and we expended $7,715 for investing activities while adding $1,892,092 of cash flows from financing activities.  As of September 30, 2013, we had $0 commitments for capital expenditures.

Cash used in operating activities increased from $1,447,998 for the nine month period ending September 30, 2012 to $1,864,567 for the nine month period ending September 30, 2013.  Cash used in operating activities was primarily a result of gain on our net loss, and by non-cash items, such as amortization and depreciation, included in that net loss, offset by gain on derivative liability and a decrease in payroll liabilities. Cash used in investing activities decreased from $114,178 for the nine month period ended September 30, 2012 to $7,715 for the nine month period ended September 30, 2013.  Cash was used to acquire patents and intellectual property during the 2013 nine month period and patents and intellectual property during the 2012 nine month period. Cash provided from financing activities increased from $1,557,000 for the nine month period ending September 30, 2012 to $1,892,092 for the nine month period ending September 30, 2013. The increase in cash provided from financing activities was primarily a result of increase in proceeds from the sale of common stock and from the proceeds from convertible debt.

We have generated material operating losses since inception.  We have incurred a net loss of $34,891,742 from January 1, 2006 through September 30, 2013, including a net loss of $2,224,030 for the nine months ended September 30, 2013, and a net loss of $4,617,025 for the nine months ended September 30, 2012. We expect to continue to experience net operating losses.  Historically, we have relied upon investor funds to maintain our operations and develop our business.  We anticipate raising additional capital within the next twelve months from investors for working capital as well as business expansion, although we can provide no assurance that additional investor funds will be available on terms acceptable to us.  If we are unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Contractual Obligations (payments due by period as of September 30, 2013)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital Lease Obligation	$372,607	$264,607	$108,000	$-	$-
License Agreement with Battelle Memorial Institute	$138,500	$5,000	$33,500	$75,000	$25,000 each year

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

We began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated stockholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011 and continue through the month ended July 31, 2012. Subsequent to July 31, 2012, the Company is renting this space on a month to month basis at $11,904 per month.  During the year ended December 31, 2012 the Company incurred rent expenses for this facility totaling $88,087.  During the three months ended March 31, 2013 and 2012 the Company incurred rent expenses for this facility totaling $35,712 and $14,284, respectively. In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2012 the Company amortized $21,875 of this stock issuance and recognized it as rent expense. For the nine months ended September 30, 2013 and 2012 the Company amortized $0 and $21,875, respectively, of this stock issuance and recognized it as rent expense.

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

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of September 30, 2013, the Company has experienced no bad debt write offs from operations.

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

Revenue for the nine months ended September 30, 2013 and for the nine months ended September 30, 2012 consisted of the sales of Flouride 18, Stable Isotopes, and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of September 30, 2013 and September 30, 2012 are as follows:

	September 30, 2013	September 30, 2012
Convertible debt	51,040,393	30,891,283
Common stock warrants	35,802,597	11,433,334
Common stock options	10,365,000	10,275,000
Total potential dilutive securities	97,207,990	52,599,617

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013 and 2012, the Company incurred $9,912 and $17,459, respectively, in advertising marketing costs.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the year ended December 31, 2012 or the nine months ended September 30, 2013.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2012 or on September 30, 2013.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the year ended December 31, 2012 and the nine months ended September 30, 2013, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease during the year 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2013 and December 31, 2012, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at September 30, 2013:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$1,389,649	$-	$-	$1,389,649
Total Liabilities Measured at Fair Value	$1,389,649	$-	$-	$1,389,649

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Recently Issued Accounting Pronouncements

The Company reviews recently issued accounting pronouncements on a quarterly basis. As of September 30, 2013 there are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during this current fiscal quarter (our third fiscal quarter of 2013) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2013, the Company issued 214,285 restricted shares of its common stock shares in exchange for $15,000 in cash.

In September 2013 the Company issued 1,500,000 restricted shares of its common stock with a total fair market value of $78,000. The fair market value of the shares was $0.10 per share. The shares were issued to a consultant for services.

In September 2013, the Company issued 416,667 restricted shares of its common stock shares in exchange for $25,000 in exchange for the cancellation of the warrants attached to a convertible note received July 13, 2012.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in July 2013 to our major stockholder, who is also a Director. The Note matures in July of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.068 per share. The value of the $50,500 debt plus the $0.068 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $47,826 toward the debt and $1,337 to the shares and $1,337 to the beneficial conversion feature. The $1,337 value of the shares and the $1,337 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $558 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $48,384 as of September 30, 2013. Additionally, $1,053 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in August 2013 to our major stockholder, who is also a Director. The Note matures in August of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $50,000 debt plus the $0.10 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,020 toward the debt and $980 to the shares and $0 to the beneficial conversion feature. The $980 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $160 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $49,180 as of September 30, 2013. Additionally, $833 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in August 2013 to our major stockholder, who is also a Director. The Note matures in August of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $50,500 debt plus the $0.10 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,510 toward the debt and $990 to the shares and $0 to the beneficial conversion feature. The $990 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $125 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $49,635 as of September 30, 2013. Additionally, $630 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.
.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds. - continued

The Company issued 40,200 shares of its common stock and a convertible promissory note in the amount of $100,500 with interest payable at 10% per annum in September 2013 to our major stockholder, who is also a Director. The Note matures in September of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $100,500 debt plus the $0.10 fair market value of the 40,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,500 debt and the value of the 40,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $98,529 toward the debt and $1,971 to the shares and $0 to the beneficial conversion feature. The $1,971 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $125 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $98,654 as of September 30, 2013. Additionally, $630 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

The Company issued 4,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in September 2013. The Note matures in September of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $10,000 debt plus the $0.10 fair market value of the 4,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $10,000 debt and the value of the 4,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $9,804 toward the debt and $196 to the shares and $0 to the beneficial conversion feature. The $196 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $16 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $9,820 as of September 30, 2013. Additionally, $80 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2013.

Item 6.    Exhibits.

Exhibit
Number		Description
10.1		Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2012).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	*	Temporary Hardship Exemption
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
** To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 14, 2013	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)