Form 10-Q/A
period 2013-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2013-11-19
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on November 14, 2013 to adjust, in footnote 2 to our financial statements, our anticipated spending for the coming year for the initial deployment of our brachytherapy products and other anticipated business activities. We are also furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Condensed Balance Sheets as of September 30, 2013 and audited Condensed Balance Sheets as of December 31, 2012, (ii) the unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the unaudited Condensed Statements of Cash Flow for the nine months ended September 30, 2013 and 2012, and (iv) the unaudited Notes to Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the November 14, 2013 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

We anticipate a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. As of September 30, 2013 we have $26,221 cash on hand which means there will be an anticipated shortfall of nearly the full $1.5 million requirement in additional funds over the next twelve months. In addition we anticipate spending from approximately $2 million to $7 million over that period to fund the initial deployment of our brachytherapy products should FDA clearance be obtained, a modest distribution capability for third party isotopes and equipment and the potential acquisition of a controlling interest in a European company with which we are having discussions.  We anticipate initially funding a portion of the foregoing requirements with private placements of Company securities.  Thereafter, we anticipate that funding also would be provided by revenues derived from the business activities, including, potentially, advances from foreign licensees for the brachytherapy products.  If some of the foregoing business activities do not occur or are delayed, our anticipated spending would decline.  If we have the financial capacity to do so, we might spend additional sums to grow the foregoing businesses more rapidly. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Based on the current cash run rate, approximately $1,500,000 will be needed to fund operations for an additional year.  As disclosed in the risk factors set forth in our Form 10-K report for the year ended December 31, 2012 , we are presently taking steps to raise additional funds to continue operations for the next 12 months and beyond.   We anticipate spending from approximately $2 million to $7 million over the next twelve months to fund the initial deployment of our brachytherapy products should FDA clearance be obtained, a modest distribution capability for third party isotopes and equipment and the potential acquisition of a controlling interest in a European company with which we are having discussions. We anticipate that funding also would be provided by revenues derived from the business activities, including, potentially, advances from foreign licensees for the brachytherapy products. If some of the foregoing business activities do not occur or are delayed, our anticipated spending would decline. If we have the financial capacity to do so, we might spend additional sums to grow the foregoing businesses more rapidly.

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

Item 6.    Exhibits.

Exhibit
Number		Description
10.1		Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2012).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	**	Temporary Hardship Exemption
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 18 , 2013	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 18 , 2013	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)