Form 10-K
period 2013-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2014-03-31
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013 based on the price at which the common equity was last sold on such date ($0.06 per share) was approximately $4,097,136. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 28, 2014, there were 127,846,734 shares of the registrant’s Common Stock outstanding.

ii

Advanced Medical Isotope Corporation
Report on Form 10-K

iii

PART I.

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this Form 10-K report contains “forward-looking statements” that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words.  The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information.  Advanced Medical Isotope Corporation believes that it is important to communicate its future expectations to its investors.  However, there may be events in the future that the Company is not able to accurately predict or to control.  Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Form 10-K report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses.  The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Form 10-K, as well as other cautionary language in this Form 10-K report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements.  The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

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

On June 13, 2007, the Company acquired the assets of the life sciences business segment of Isonics Corporation (Isonics), a California corporation.  The Company acquired the assets in exchange for $850,000 cash payment for the purpose of combining the assets into its business of marketing medical isotopes.  The assets acquired consist of intellectual property, agreements with third party companies for purchase and marketing of isotopes, customer lists, and equipment located in Buffalo, New York.

On August 1, 2007, the Company began renting office and warehouse space, known as the Production Facility located in Kennewick, Washington. The Company oversaw the design, construction and commissioning of the Production Facility and obtained the required licenses.  In August, 2008 the Company began producing F-18 FDG for regional distribution at the Production Facility.

On October 28, 2010, the Company received $1,215,000 net proceeds from a Department of Energy grant for the Proposed Congressionally Directed Project entitled “Research to Develop and Test an Advanced Resorbable Brachytherapy Seed Research for Controlled Delivery of Yttrium-90 Microspheres in Cancer Treatment.” This grant reimbursed the Company for expenditures related to the development of its Brachytherapy project from April 1, 2010 through March 31, 2012.

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

In January 2013, the Company’s linear accelerator located at the Company’s Production Facility in Kennewick, Washington was shut down for maintenance and repairs.

On October 26, 2013, the Company was notified that a Molybdenum-99 production process with Russia has been postponed.

On November 3, 2013, the Company filed a 510(k) Pre-Market Notification for FDA clearance for its Yttrium-90 RadioGel™ brachytherapy device.  In February 2014, the FDA notified the Company that that it had determined that the Yttriium-90 RadioGel™ brachytherapy device had been classified as a Class III medical device, unless reclassified.

Based on the Company’s financial history since inception, its auditor has expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company has a limited amount of revenue and has accumulated deficits since inception.  If the Company cannot obtain sufficient funding, the Company would have to delay the implementation of its business strategy and might not be able to continue operations.

Narrative Description of Business

The Company is a late stage development company engaged primarily in the development of brachytherapy devices and medical isotopes for diagnostic and therapeutic applications.  The Company’s focus is on transitioning to full operations upon receipt of FDA clearance for its patented brachytherapy cancer products.  Brachytherapy uses radiation to destroy cancerous tumors by placing a radioactive isotope inside or next to the treatment area.  Annual sales of brachytherapy products exceed $1 billion, about half of which are in the United States.  The Company intends to outsource material aspects of manufacturing, distribution, sales and marketing for its products in the United States and to enter into licensing arrangements outside of the United States, though the Company will evaluate its alternatives before finalizing its plans.

The Company is also engaged in the development of other medical isotopes for therapeutic and diagnostic purposes and engages in limited operations consisting of the operation of a nuclear accelerator (though this accelerator has been shut down for repairs and maintenance since January 2013) and the sales of third party isotopes.

The Company’s overall objective is to empower physicians, medical researchers, and ultimately, patients, by providing them with essential medical isotopes that, until now, have not been practical or economical to produce, in an effort to detect, manage, and cure human disease, and improve the lives of patients.  The Company’s shorter-term objective is to obtain regulatory approval for its brachytherapy products and to then commercialize those products.

The Company’s board has approved a three year business strategy focused on transitioning to full operations, following the FDA approval to begin marketing its brachytherapy cancer products.  Should the Company first receive regulatory approval outside of the United States, the Company could commence operations in the applicable territories.

The business strategy results from the Company’s development of a family of three brachytherapy devices and the Company’s belief that there is: (1) strong market potential for these products in the United States and internationally, (2) the potential for attractive operating margins from the commercialization of such devices, (3) a considerably smaller capital requirement to complete the regulatory process and deploy these devices, as compared to the capital required for most of the other initiatives the Company is developing and (4) a material potential for the Company to receive advances and minimum guarantees from international licensees of these products when they are ready for such licensing activities.

Following receipt of required regulatory approvals and financing, in the United States, the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing.  Outside of the United States, the Company intends generally to enter into licensing arrangements.  The Company will evaluate its alternatives before finalizing its plans.

ITEM 1.                      BUSINESS. - continued

Narrative Description of Business- continued

The Board approved of two secondary priorities for 2014 and 2015:

•
Expansion of the Company’s sales agency activities for isotopes and related equipment manufactured by third parties.  This activity requires very little capital, facilitates the Company’s interaction with potential partners, customers and vendors and should be immediately cash positive.  In 2013, the Company derived approximately $101,745 of revenue from such activities.  By expanding this activity, the Company expects to be able to raise less capital through the sale of securities, thereby reducing dilution for shareholders.

•
Potential acquisitions.  No definitive agreements or commitments have been entered into by the Company pertaining to potential acquisitions.  Except for stock acquisitions, potential acquisitions would be subject to the Company’s receipt of sufficient financing.

The Company’s business strategy also contemplates that the Company will resume operation of its linear accelerator located in Kennewick, consider building a larger cyclotron production facility in Southern California in partnership with a major medical facility and continue its research and development activities for other isotopes and technologies, though the pace of all activities will be subject to its financial capabilities and the needs and performance of the Company’s strategic priorities, particularly the successful launch and growth of the brachytherapy products.

Over the next year to two years, the Company anticipates a requirement of about $1.5 million per year to maintain current operating activities and from approximately $2 million to $5 million to fund: (1) the FDA approval process and initial deployment of the brachytherapy products, (2) initial regulatory approval processes outside of the United States and (3) a sales capability for third party isotopes and equipment.  The continued deployment of the brachytherapy products and a worldwide regulatory approval effort would require additional resources and personnel.  The principal variables in the timing and amount of spending for the brachytherapy products in 2014 will be FDA’s classification of the Company’s brachytherapy products as Class II or Class II devices (or otherwise) and any requirements for clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere.

There can be no assurance regarding the outcome of the Company’s regulatory, financing or commercial efforts.  If some of the anticipated results are delayed or do not occur, the Company’s anticipated spending and capability to fund that spending would decline.  Conversely, if the Company has the financial capacity to do so, the Company could spend additional sums to grow its businesses more rapidly and to maintain or accelerate research and development activities for future products and technologies.

In the longer-term, subject to the success of the Company’s brachytherapy products and the Company’s financial constraints, the Company intends to take steps toward the commercialization of other isotopes, businesses and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses.  Among those longer-term projects being considered by the Company are potential solutions for the impending severe shortages of Molybendum-99 and its derivative product Technetium-99m, the most widely used isotopes for diagnostic purposes.

Collaborations

The Company is engaged in collaborative efforts with U.S. national laboratories and universities and with international teaming partners.  These collaborative effort projects include complementary isotope manufacturing technologies as well as isotope devices.  The Company has active research collaborations for its brachytherapy products with Washington State University and the University of Utah.  The Company also has agreements to produce isotopes in conjunction with the University of Missouri at Columbia, Pacific Northwest National Laboratory, operated by Battelle, and the University of Utah

ITEM 1.                      BUSINESS. - continued

Products

The cornerstone equipment selected for the Company’s Production Facility is a proton linear accelerator.  The Company’s proton linear accelerator is designed to replace large and cyclotron systems with significant infrastructure and utility requirements, such as electrical and air-handling, for the production of positron emitting isotopes. Large amounts of fluorine-18, carbon-11, nitrogen-13, and oxygen-15 can be produced for synthesis into compounds used in oncology, cardiology, neurology, and molecular imaging.  The radio-labeled glucose analog, FDG, can be synthesized and distributed for use in Positron Emission Tomography.  Based on its experience in the industry, it is the Company’s belief that no other accelerator in North America has sufficient flexibility to produce the full spectrum of PET imaging radioisotopes, as well as other high-demand isotopes, both short and long lived, for diagnostic and therapeutic applications.

From August 2008 through January 2013, the Company manufactured and sold F-18 FDG from its Production Facility in its local region around Kennewick, WA.  F-18 is an important isotope in the radiopharmaceutical industry, and is primarily synthesized into fluorodeoxyglucose (FDG) for use in positron emission tomography (PET) scans.  FDG is the primary PET imaging isotope.  It is used for medical and diagnostic purposes, such as cancer detection, heart imaging, and brain imaging.  When operating, the Company’s linear accelerator is capable of producing a variety of isotopes and future manufacturing and sales could expand beyond F-18 FDG.  The Company intends to resume operation of its linear accelerator in 2014, subject to the receipt of sufficient financing.

Other regional production facilities are being considered throughout the U.S. and abroad, including a larger cyclotron production facility in Southern California in partnership with a major medical facility.

New Products in Development

Brachytherapy Products

The Company has exclusively licensed Yttrium-90 (Y-90) polymer composite technology from Battelle Memorial Institute, developed at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers.  The license agreement grants the Company the exclusive right to manufacture and market products using the Yttrium-90 isotope carried by an injectable water-based biodegradable polymer.  The use of Yttrium 90 (Y-90) for treatment of cancers is well established.

Subject to receipt of all required regulatory approvals from the FDA in the United States and analogous regulators outside of the United States, the Company plans to introduce a new Y-90-based brachytherapy product line for a range of applications for the delivery of a prescribed dose of radiation to a target site.

After receipt of the requisite regulatory clearances, the Company plans initially to introduce three products based on the patented technologies licensed from Battelle:

•
Y-90 RadioGel™ device combines Y-90 particles with a polymer carrier that may be injected directly into the tumor.  The Y-90 RadioGel™ device enables delivery of higher radiation doses to tumors than can be achieved with traditional seeds and with greater sparing of nearby normal tissues.

•
Y-90 Fast-Resorbable Polymer Seeds - Y-90 contained within a polymer seed, as opposed to metal or glass.  This product would be used in place of treating cancers with currently marketed titanium or glass seeds.

•	Y-90 Polymer Topical Paste - This product may be applied directly to tissue surfaces after surgical tumor removals (also referred to as “resections”) to treat residual tumor cells.

ITEM 1.                      BUSINESS. - continued

New Products in Development - continued

Based upon its studies and analyses, or general application of experience with current brachytherapy devices and Yttrium-90, the Company believes that its brachytherapy products are likely to offer the following benefits, among others, for patients and medical professionals:

•
Maximizing Therapeutic Index:  The short-range beta particles emitted by Y-90 deliver radiation energy within a tight range.  This enables radiation to be selectively delivered to target tissues while minimizing radiation dose to nearby normal tissues.  High therapeutic indices imply that more radiation energy may be imparted to cancer tissues, with less radiation reaching adjacent normal tissues.

•
Half Life:  The industry-standard products have a half-life of 17 days, meaning the patient is radioactive for over two months.  The Company’s brachytherapy products use the yttrium-90 isotope, which has a half-life of just 2.7 days.  A patient treated with Y-90 would be close to radiation free in 10 days.

•
Optimized Delivery Method:  Current brachytherapy devices place permanent metal particles seeds in the prostate by using up to 30 large needles.  By contrast, the Company’s biodegradable polymer carrying Y-90 particles may be administered with small-gauge needles.

•
No Permanent Seeds Remaining:  Current brachytherapy devices place permanent metal seeds in the tumor.  The Company’s Y-90 RadioGel™ device utilizes a biodegradable, non-toxic polymer that is ultimately absorbed by the body.  This eliminates the possibility of a long-term seed migration or other problems that may sometimes arise when seeds remain in the body.

•
Good Safety Profile:  Current brachytherapy devices utilize isotopes that emit x-rays (akin to gamma radiation).  X-rays or gamma radiation travels within and outside of the body and the isotopes used in current brachytherapy products can remain radioactive for more than two months.  The Company’s brachytherapy products use the Yttrium-90 isotope, which is a beta-emitter.  The Yttrium-90 beta-emissions travel only a short distance and has a short half life of 2.7 days.

•	Potential Lower Cost: Yttrium-90 supplies are readily accessible and are relatively inexpensive. The elimination of the metal or glass enclosures greatly reduces manufacturing costs.

On November 3, 2013, the Company filed a 510(k) Pre-Market Notification for FDA clearance for its Yttrium-90 RadioGel™ brachytherapy device.  The FDA, which previously advised the Company that it would review the product as a medical device, has further advised the Company that it has determined that the product is classified by statute as a Class III medical device, unless the device is reclassified.  The Company intends to seek such reclassification, unless the additional steps required for approval of this product as a Class III medical device are more efficient.  The Company has obtained input from the FDA regarding its alternatives and will seek further input to expedite the process.  In addition, the Company is discussing with the FDA if additional trials will be necessary prior to marketing the device.  If additional trials are necessary, there will be additional cost and time to reach marketing clearance or approval.

Subject to receipt of regulatory approval and sufficient financing, the Company is contemplating the commercialization of the brachytherapy products in the United Sates by partnering with established manufacturers and distributors of medical devices.  Outside of the United States, the Company is considering seeking licensing arrangements with established medical device and drug companies.

There can be no assurance as to the timing or receipt of regulatory approvals, the receipt of adequate financing for commercialization of the products, or the market’s acceptance for these products.

ITEM 1.                      BUSINESS. - continued

New Products in Development - continued

Brachytherapy Market

Brachytherapy is the use of radiation to destroy cancerous tumors by placing a radiation source inside or next to the treatment area.  According to Global Industry Analysts, by 2016 the U.S. brachytherapy market will reach $2 billion.  It is estimated that the U.S. market represents approximately half of the global market.  The Company believes there are significant opportunities in prostate, breast, liver, pancreatic, head and neck cancers.  The 2013 U.S. estimated new cases according to the American Cancer Society are 240,000 prostate cancer, 235,000 breast cancer and 31,000 liver cancer.

In 2010, the Company paid a $10,000 non-refundable advance for an exclusive license from Battelle Memorial Institute regarding certain technology for the production of a brachytherapy seed.  The license agreement also requires the payment of a royalty based on a percent of net sales for licensed products sold.

In February 2011, the Company paid $5,000 for a one year option to negotiate an exclusive license from Battelle Memorial Institute for certain patents for the production of a brachytheraphy gel technology.  Effective March 2012, the Company entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of its patented brachytheraphy gel technology. This license agreement included a $17,500 nonrefundable license fee and a royalty based on a percent of gross sales for licensed products sold.  The license agreement also includes a minimum royalty amount to be paid each year, starting with $5,000 payable in January 2013.  The Company made such payment.

Molybdenum-99 and Technetium-99

Because of the Company’s financial constraints and focus on the brachytherapy products, the Company has delayed the potential implementation of production activities pertaining to Molybdenum-99 and Technetium-99.

Sales Agency Activities:

The Company is engaged in sales agency activities for worldwide distribution of O-18 enriched water.  In addition, the Company has the ability to act as a sales agency for other stable isotopes as well as radioactive isotopes.

Competitors

There are established competitors in all of the markets in which the Company has products or currently plans to have products.  According to the World Nuclear Association, the main world isotope suppliers are Covidien (Ireland), MDS Nordion (Canada), IRE (Europe), NTP (South Africa), Isotop-NIIAR (Russia) and ANSTO (Australia).  Most medical radioisotopes made in nuclear reactors are sourced from relatively few research reactors.  Most of the world's supply of Mo-99 for this comes from only five reactors, all of them 43 to 52 years old (in mid 2010).  A number of incidents in 2008 pointed up shortcomings and unreliability in the supply of medical isotopes, particular technetium.

The current brachytherapy market in the U.S. is estimated at $300 million per year. There are many brachytherapy devices currently marketed in the U.S. and globally.  The traditional iodine-125 (I-125) and palladium-103 (Pd-103) technologies for brachytherapy are well entrenched with powerful market players controlling the market. The industry-standard I-125-based therapy was developed by Oncura, which is a unit of General Electric Company (NYSE:GE), but the product is currently marketed by Theragenics Corporations (TGX). Additionally, C.R. Bard, a major industry player competes in the I-125 brachytherapy marketplace. These market competitors are also involved in the distribution of Pd-103 based products, which are clearly the market share leader.  Cs-131 therapies are beginning to take some market share.

ITEM 1.                      BUSINESS. - continued

Employees

As of December 31, 2013, the Company had seven employees, of whom three were full-time employees.  The Company utilizes eight to ten independent contractors to assist with its operations.  The Company does not have a collective bargaining agreement with any of its employees, and believes its relations with its employees are good.

Raw Materials

The Company obtains supplies, hardware, handling equipment and packaging from several different U.S. and foreign suppliers.  Some of the materials used in the products the Company manufactures are currently available only from a limited number of suppliers, many of which are international suppliers.  The Company obtains many of its stable isotopes from suppliers in Russia.  The Company plans to expand the availability of its supplies and products utilizing manufacturing capability at reactors located at the U.S. Department of Energy's National Laboratories (“National Laboratories”) as well as production capabilities at various universities and foreign countries other than Russia.  This strategy is intended to reduce the risk associated with concentrating isotope production at a single facility.

Customers

The Company’s customers for sales of stable isotopes have included a broad range of hospitals, universities, research centers and national laboratories, in addition to academic and government institutions.  These customers are located in major U.S. and international markets.

The Company’s sales for 2013 consisted of F-18 (15.5% of total revenues) and Consulting Income (12.2% of total revenues) and Stable Isotopes (72.4%). Sales of F-18 for 2013 were to two regional hospitals, Kadlec Hospital in Richland, Washington and Kennewick General Hospital in Kennewick, WA. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. Stable Isotopes consist of longer lived isotopes purchased from Russia and sold in England.

The Company anticipates that customers for its brachytherapy products will include those institutions and individuals that currently purchase brachytherapy products or other oncology treatment products.

Patents, Trademarks, Licenses

License Agreement:

The Company has made the following investments in patent licenses and intellectual property during 2013:

Patent filing costs totaling $7,716 and $77,412, were capitalized during the twelve months ended December 31, 2013 and 2012. During the years ended December 31, 2013 and 2012 the Company impaired $332,709 and $0, respectively, worth of patent and intellectual property. This left a total $35,482 and $360,475 of capitalized patents and intellectual property costs at December 31, 2013 and 2012, respectively. The patents are pending and are being developed, and as such, the patents and filing costs associated with them are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

In February 2011, the Company paid $5,000 for a one year option to negotiate an exclusive license agreement with Battelle Memorial Institute regarding its patents for the production of a radiogel technology.  This fee was fully expensed in the twelve months ended December 31, 2011.  Effective March 2012, the Company entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of a patented brachytherapy gel technology.  This license agreement requires a $17,500 nonrefundable license fee and a payment of a royalty based on a percent of gross sales for licensed products sold.  The agreement also requires payment of a minimum royalty amount to be paid each year starting with 2013.  The $5,000 minimum royalty amount for the year 2013 was paid in February, 2014.

ITEM 1.                      BUSINESS. - continued

Research and Development

The Company spent approximately $513,416 towards the Brachytherapy Project and $655,006 towards the Molybdenum Project, for a total cost of $1,168,422 during the twelve months ended December 31, 2010.  The costs incurred in the twelve months ended December 31, 2011 were $245,727 towards the Brachytherapy Project and $235,950 towards the Molybdenum Project, for a total cost of $481,677.  The costs incurred in the twelve months ended December 31, 2012 were $680,234 towards the Brachytherapy Project and $293,377 towards the Molybdenum Project, for a total cost of $973,611.  The costs incurred in the twelve months ended December 31, 2013 were $401,977 towards the Brachytherapy Project and $14,184 towards the Molybdenum Project, for a total cost of $416,161.  The costs expensed to the twelve months ended December 31, 2013 and 2012 consist of the following:

	For the twelve months ended
	December 31, 2013		December 31, 2012
	Brachytherapy	Molybdenum	Brachytherapy	Molybdenum
Supplies	$12	$-	$-	$-
Amortization	7,500	1,389	7,829	3,334
Conferences & seminars	215	-	-	1,034
Depreciation	-	-	1,475	-
Dues & subscriptions	-	-	-	-
Marketing	-	-	2,350	-
Office Supplies	1,301	-	546	134
Payroll and benefits	147,773	1,680	102,397	27,018
Consulting fees	48,949	13,301	102,047	239,107
Consulting fees – stock based	7,500	-	-	-
Legal fees	-	-	-	-
Research	188,374	(4,324)	369,361	-
Stock options granted	-	-	93,000	6,000
Telephone	63	-	649	221
Travel	290	2,138	580	16,530
Total	$401,977	$14,184	$680,234	$293,377

ITEM 1.                      BUSINESS. – continued

Government Regulation

Significant areas of regulation and intervention include the following:

Environmental and Health Compliance.  The Company is committed to conducting its activities so that there is no or only minimal impact to the environment; there is no assurance, however, that the Company’s activities will not at times result in liability under environmental and health regulations.

The Company has spent approximately $950,000 on its facility to meet environmental regulation, including the cost of confinement of the facility, exhaust and air balance systems and waste storage facilities.  As the Company expands its manufacturing capability, it will be subject to extensive government regulation and intervention both in the United States and in all foreign jurisdictions in which it conduct business.

The current ongoing continuing costs of compliance are immaterial.  Future costs and expenses resulting from such liability may, however, materially negatively impact the Company’s operations and financial condition.  Overall, environmental and health laws and regulations will continue to affect the Company’s businesses worldwide.

Import/Export Regulation.  The Company is subject to significant regulatory oversight of the Company’s import and export operations due to the nature of its product offerings.  Penalties for non-compliance can be significant, and violation can result in adverse publicity and financial risk for the Company.

Financial Accounting Standards.  The Company’s financial results can be impacted by new or modified financial accounting standards.

Other Regulations.  The Company’s operations are subject to rules and regulations administered by the U.S. Nuclear Regulatory Commission, Department of Energy, Food and Drug Administration, Department of Transportation, Department of Homeland Security, the Washington State Department of Health and other regulatory bodies.  To the extent that these regulations are or become burdensome, business development could be adversely affected.

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

ITEM 1A.                   RISK FACTORS.

Any of the risk factors described below could cause the Company’s business or financial performance to differ from any expectations or other forward-looking statements set forth in this Form 10-K report.  Any of the risks described below, as well as other risks or uncertainties set forth elsewhere in this report could materially and adversely affect the Company’s business, operations, prospects, results of operation, financial condition, or the value of its stock or other securities.

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS

Our independent registered public accounting firm’s report on its financial statements questions the Company’s ability to continue as a going concern.

The Company’s independent registered public accounting firm’s report on the Company’s financial statements for the years ended December 31, 2013 and 2012 expresses doubt about the Company’s ability to continue as a going concern.  The report includes an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and, based on its current operating levels, require additional capital or significant restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business.  Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on its ability to obtain debt or equity financing and may adversely impact its stock price.

The Company has generated operating losses since inception, which are expected to continue, and has increasing cash requirements, which it may be unable to satisfy.

The Company has generated material operating losses since inception.  The Company has had recurring net losses since inception which has resulted in a total Retained Earnings Accumulated Deficit of $36,138,525, including a net loss of $8,586,264 for the year ended December 31, 2012 and a net loss of $3,470,813 for the year ended December 31, 2013.  The Company expects to continue to experience net operating losses for the foreseeable future.  Historically, the Company has relied upon investor funds to maintain its operations and develop its business.  The Company needs to raise additional capital within the next 12 months from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all.  If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company may have to curtail or cease its operations.

Based on the Company’s current cash run rate, approximately $1,500,000 will be needed to fund operations for an additional year, excluding any funding required to complete the regulatory process or commercially deploy the Company’s brachytherapy products.  The Company anticipates that the foregoing could require at least an additional $2,000,000 of funding during that period and potentially more.  Inclusive of continuing overhead, the regulatory approval process and the initial commercial deployment of the Company’s brachytherapy products, the Company anticipates spending from $5,000,000 to $7,000,000 over a 12- to 24-month period.  The precise period cannot be quantified until the Company knows more about the timing and requirements of the regulatory approval process.  The Company is presently taking steps to raise additional funds to continue operations for the next 12 months and beyond, but there is no assurance that the Company will be able to raise additional funds.  The Company is also seeking funds for a modest distribution capability for third party isotopes and equipment and the potential acquisition of a controlling interest in a European company with which the Company is having discussions.  The Company anticipates initially funding a portion of the foregoing requirements with private placements of Company securities.  Thereafter, the Company anticipates that funding also would be provided by revenues derived from the business activities, including, potentially, advances from foreign licensees for the brachytherapy products.  If some of the foregoing business activities do not occur or are delayed, the Company’s anticipated spending would decline.  If the Company has the financial capacity to do so, it might spend additional sums to grow the foregoing businesses more rapidly. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and its current lease commitments that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

ITEM 1A.                   RISK FACTORS. - continued

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS – continued

Recent economic events, including the inherent instability in global capital markets, as well as the lack of liquidity in the capital markets, could adversely impact the Company’s ability to obtain financing and its ability to execute its business plan.  As a company with modest sales from its inception, the Company is unable to determine the effect of the recent economic crises on its business.

The Company’s business plan is at an early stage of development, and it has a limited operating history, which may make it difficult to evaluate its business and prospects.

The Company has a limited operating history upon which one can base an evaluation of its business and prospects.  As a start-up company in development stage, there are substantial risks, uncertainties, expenses and difficulties to which its business is subject.  To address these risks and uncertainties, the Company must do the following:
·	Successfully develop and execute the business strategy;
·	Respond to competitive developments; and
·	Attract, integrate, retain and motivate qualified personnel.

There is no assurance that the Company will achieve or maintain profitable operations or that the Company will obtain or maintain adequate working capital to meet its obligations as they become due.  The Company cannot be certain that its business strategy will be successfully developed and implemented or that the Company will successfully address the risks that face its business.  In the event that the Company does not successfully address these risks, its business, prospects, financial condition, and results of operations could be materially and adversely affected.

The Company’s new products are regulated and require appropriate clearances and approvals to be marketed in the U.S. and globally.

There is no assurance that the FDA will grant the Company permission to market the Company’s products, including the Company’s brachytherapy Y-90 RadioGel™ device, Y-90 Fast-Resorbable Polymer Seeds and Y-90 Polymer Topical Paste.

The Company has been working with the FDA to obtaining clearance for its brachytherapy Y-90 RadioGel™ device, but no promises or assurances have been received.  The FDA, which previously advised the Company that it would review the product as a medical device, has further advised the Company that it has determined that the product is classified by statute as a Class III medical device, unless the device is reclassified.  The FDA requires additional information.  The review process will take longer than the Company had anticipated.  The Company intends to work with the FDA to seek such reclassification, unless the additional steps required for approval of this product as a Class III medical device are more efficient.  If the Company seeks product reclassification as a Class II device, human clinical trials may be necessary prior to marketing clearance.  If the Company seeks approval as a Class III device, human clinical trials will be necessary.  Generally, human trials for Class III products are larger, of longer duration and more costly than those for Class II devices.  If human clinical trials are necessary, there will be additional cost and time to reach marketing clearance or approval.  There is no assurance the Company has the resources required to conduct human clinical trials.  Unless the Company obtains additional financing, the Company likely will not have sufficient resources to complete the process.  Without additional funding or international licensees, the Company will not have sufficient funding to pursue regulatory approvals outside of the United States.  There can be no assurance that the product will be approved as either a Class II or Class III device by the FDA even if additional data is provided.

ITEM 1A.                   RISK FACTORS. - continued

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS - continued

The Company’s Kennewick, WA production facility may not resume operations.

Repairs are necessary to resume operations of the linear accelerator.  Without additional funds, the Company will be unable to make repairs.  There is no assurance that repairs can be made or made within any particular time frame.  Resuming operations will also require inspections and approvals by regulatory authorities including the Washington State Department of Health.

If the Company is successful in increasing the size of its organization, the Company may experience difficulties in managing growth.

The Company is a small organization with a minimal number of employees.  If the Company is successful, it may experience a period of significant expansion in headcount, facilities, infrastructure and overhead and further expansion may be required to address potential growth and market opportunities.  Any such future growth will impose significant added responsibilities on members of management, including the need to improve the Company’s operational and financial systems and to identify, recruit, maintain and integrate additional managers.  The Company’s future financial performance and its ability to compete effectively will depend, in part, on the ability to manage any future growth effectively.

The Company is heavily dependent on its key personnel and consultants.  The loss of any of these key personnel or consultants could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s success is heavily dependent on the continued active participation of its current executive officers and certain consultants and collaborating scientists.  Certain key employees have no written employment contracts. The Company does not have key-man insurance on any of its executive officers or consultants.  Loss of the services of any one or more of its executive officers or consultants could have a material adverse effect upon the Company’s business, results of operations and financial condition.

If the Company is unable to hire and retain additional qualified personnel, the business and financial condition may suffer.

The Company’s success and achievement of its growth plans depend on its ability to recruit, hire, train and retain highly qualified technical, scientific, regulatory and managerial employees, consultants and advisors.  Competition for qualified personnel among pharmaceutical and biotechnology companies is intense, and an inability to attract and motivate additional highly skilled personnel required for the expansion of the Company’s activities, or the loss of any such persons, could have a material adverse effect on its business, results of operations and financial condition.

The Company’s revenues have been derived from sales made to a small number of customers.  The Company needs to expand the number of customers purchasing its products and services.

The Company’s sales of F-18 for the year ended December 31, 2013 were made to two hospitals located close to the Company’s Production Facility, and those sales constituted 15.5% of total revenues for that year.  The Company’s consulting revenues for the years ended December 31, 2012 and 2013 were made to one customer, and those sales constituted 2.5% and 12.2%, respectively, of total revenues for those years. The Company began selling stable isotopes again in 2013 which constituted 72.4% of total revenues for that year. The Company needs to expand the number of customers purchasing its products and services in order to increase its revenues and implement its business strategy. There is no assurance that the Company will be successful in achieving an expansion of the customers purchasing its products and services.

ITEM 1A.                   RISK FACTORS. - continued

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS – continued

The Company’s future revenues depend upon acceptance of its current and future products in the markets in which they compete.

The Company’s future revenues depend upon the successful production, marketing, and sales of the various isotopes it currently markets and expects to market in the future.  The rate and level of market acceptance of each of these products may vary depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of any competing products; the clinical outcomes of any patients treated; the effectiveness of its sales and marketing efforts in the United States, Europe, and Russia; any unfavorable publicity concerning its products or similar products; the price of the Company’s products relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of its products; availability of sufficient supplies to either purchase or manufacture its products; its ability to produce sufficient quantities of its products; and the ability of physicians to properly utilize its products and avoid excessive levels of radiation to patients.  Any material adverse developments with respect to the commercialization of the products the Company currently markets or expects to market may adversely affect revenues and may cause the Company to continue to incur losses in the future.

Many of the Company’s competitors have greater resources and experience than the Company has.

Many of the Company’s competitors have greater financial resources, longer history, broader experience, greater name recognition, and more substantial operations than the Company has, and they represent substantial long-term competition for us.  The Company’s competitors may be able to devote more financial and human resources than the Company can to research, new product development, regulatory approvals, and marketing and sales.  The Company’s competitors may develop or market products that are viewed by customers as more effective or more economical than the Company’s products.  There is no assurance that the Company will be able to compete effectively against current and future competitors, and such competitive pressures may adversely affect the Company’s business and results of operations.

Future production increases will depend on the Company’s ability to acquire larger quantities of O-18.

The Company currently obtains O-18 through international sources.  The amount of O-18 that can be produced from a given source is limited by the power level and volume available within the reactor for irradiating targets.  There is no assurance that the Company will have a continuing sufficient supply of O-18.

The Company relies heavily on a limited number of suppliers.

Some of the products the Company markets and some of the materials used in the products it manufactures are currently available only from a limited number of suppliers, several of which are international suppliers.  The Company plans to expand the availability of its supplies and products utilizing manufacturing capability at reactors located at National Laboratories as well as production capabilities at various universities and foreign countries other than Russia.  This strategy is intended to reduce the risks associated with concentrating isotope production at a single reactor facility.  Failure to obtain deliveries from these sources could have a material adverse effect on the Companies production, and there may be a delay before the Company could locate alternative suppliers.  The Company may not be able to locate alternative suppliers capable of producing the level of output at the quality standards the Company requires.  Additional factors that could cause interruptions or delays in the Company’s source of materials include limitations on the availability of raw materials or manufacturing performance experienced by the Company’s suppliers or a breakdown in its commercial relations with one or more suppliers.  Some of these factors may be completely out of its control and its suppliers’ control.  The Company does not have formal written agreements with any key supplier.  Any interruption or delay in the supply of materials required to produce the Companies products could harm its business if it is unable to obtain an alternative supplier or substitute equivalent materials in a cost-effective and timely manner.

ITEM 1A.                   RISK FACTORS. - continued

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS - continued

The Company is in default on a financial covenant in the capital leases that finance its isotope production system.  That default may adversely affect the Company’s ability to continue to use the production system, which may adversely affect its operations and financial results.

The Company has two capital lease obligations, initially for $1,875,000 and $631,000, secured by equipment and the personal guarantee of two of its major stockholders, which the Company obtained in September 2007.  The purpose of the capital lease agreements was to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000, plus ancillary equipment and facility for $631,000.  The Company was in default on the capital lease obligations as of December 31, 2009 due to failure to maintain the minimum debt service coverage ratio required by the leases.  The Company was in compliance with the minimum debt service coverage ratio as of December 31, 2010. The Company was in default on the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. During the twelve months ended December 31, 2012 the Company was able to come into compliance with the minimum debt service coverage ratio stipulated in the loan covenants due to the additional convertible debt raised during the period. According to the debt service coverage ratio computation, at December 31, 2013 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2013.

The Company may incur material losses and costs as a result of product liability claims that may be brought against it.

The Company faces an inherent business risk of exposure to product liability claims in the event that products supplied by the Company fail to perform as expected or such products result, or is alleged to result, in bodily injury.  Any such claims may also result in adverse publicity, which could damage the Company’s reputation by raising questions about the safety and efficacy of its products, and could interfere with its efforts to market its products.  A successful product liability claim against the Company in excess of its available insurance coverage or established reserves may have a material adverse effect on its business.  Although the Company currently maintains liability insurance in amounts it believes are commercially reasonable, any product liability the Company may incur may exceed its insurance coverage.

The Company is subject to the risk that certain third parties may mishandle the Company’s products.

The Company relies on third parties, such as commercial air courier companies, to deliver its products, and on other third parties to package its products in certain specialized packaging forms requested by customers.  The Company is subject to the risk that these third parties may mishandle its product, which could result in material adverse effects, particularly given the radioactive nature of some of the products.

The Company’s operations expose it to the risk of material environmental liabilities.

The Company is subject to potentially material liabilities related to the remediation of environmental hazards and to personal injuries or property damages that may be caused by hazardous substance releases and exposures.  The Company is subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  These laws and regulations can impose substantial fines and criminal sanctions for violations, and can require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases.  The Company expects to incur capital and operating costs to comply with these laws and regulations.  In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, or the imposition of new clean-up requirements or remedial techniques may require the Company to incur costs in the future that would have a negative effect on its financial condition or results of operations.  Operational hazards could result in the spread of contamination within the Company’s facility and require additional funding to correct.

ITEM 1A.                   RISK FACTORS. - continued

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS - continued

The Company is subject to uncertainties regarding reimbursement for use of its products.

Hospitals and freestanding clinics may be less likely to purchase the Company’s products if they cannot be assured of receiving favorable reimbursement for treatments using its products from third-party payers, such as Medicare and private health insurance plans.  Third-party payers are increasingly challenging the pricing of certain medical services or devices, and there is no assurance that they will reimburse the Company’s customers at levels sufficient for it to maintain favorable sales and price levels for the Company’s products.  There is no uniform policy on reimbursement among third-party payers, and there is no assurance that the Company’s products will continue to qualify for reimbursement from all third-party payers or that reimbursement rates will not be reduced.  A reduction in or elimination of third-party reimbursement for treatments using the Company’s products would likely have a material adverse effect on the Company’s revenues.

The Company’s future growth is largely dependent upon its ability to develop new technologies that achieve market acceptance with acceptable margins.

The Company’s business operates in global markets that are characterized by rapidly changing technologies and evolving industry standards.  Accordingly, future growth rates depends upon a number of factors, including the Company’s ability to (i) identify emerging technological trends in the Company’s target end-markets, (ii) develop and maintain competitive products, (iii) enhance the Company’s products by adding innovative features that differentiate the Company’s products from those of its competitors, and (iv) develop, manufacture and bring products to market quickly and cost-effectively.  The Company’s ability to develop new products based on technological innovation can affect the Company’s competitive position and requires the investment of significant resources.  These development efforts divert resources from other potential investments in the Company’s business, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of the Company’s customers as fully as competitive offerings.  In addition, the markets for the Company’s products may not develop or grow as it currently anticipates.  The failure of the Company’s technologies or products to gain market acceptance due to more attractive offerings by the Company’s competitors could significantly reduce the Company’s revenues and adversely affect the Company’s competitive standing and prospects.

The Company may rely on third parties to represent it locally in the marketing and sales of its products in international markets and its revenue may depend on the efforts and results of those third parties.

The Company’s future success may depend, in part, on its ability to enter into and maintain collaborative relationships with one or more third parties, the collaborator’s strategic interest in the Company’s products and the Company’s products under development, and the collaborator’s ability to successfully market and sell any such products.  The Company intends to pursue collaborative arrangements regarding the marketing and sales of its products; however, it may not be able to establish or maintain such collaborative arrangements, or if it is able to do so, the Company’s collaborators may not be effective in marketing and selling its products.  To the extent that the Company decides not to, or is unable to, enter into collaborative arrangements with respect to the sales and marketing of its products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise.  To the extent that the Company depends on third parties for marketing and distribution, any revenues received by the Company will depend upon the efforts and results of such third parties, which may not be successful.

ITEM 1A.                   RISK FACTORS. - continued

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS - continued

The Company may pursue strategic acquisitions that may have an adverse impact on its business.

Executing the Company’s business strategy may involve pursuing and consummating strategic transactions to acquire complementary businesses or technologies.  In pursuing these strategic transactions, even if the Company does not consummate them, or in consummating such transactions and integrating the acquired business or technology, the Company may expend significant financial and management resources and incur other significant costs and expenses.  There is no assurance that any strategic transactions will result in additional revenues or other strategic benefits for the Company’s business.  The Company may issue the Company’s stock as consideration for acquisitions, joint ventures or other strategic transactions, and the use of stock as purchase consideration could dilute the interests of its current stockholders.  In addition, the Company may obtain debt financing in connection with an acquisition.  Any such debt financing could involve restrictive covenants relating to capital-raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and pursue business opportunities, including potential acquisitions.  In addition, such debt financing may impair the Company’s ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from the Company’s operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to the Company for other purposes.

The Company will need to hire additional qualified accounting personnel in order to remediate a material weakness in its internal control over financial accounting, and the company will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of its internal control over financial reporting and its disclosure controls and procedures.

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.  The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2012 and 2013, the Company’s internal control over financial reporting was ineffective. This material weakness was first identified in the Company’s Form 10-K/A amended annual report for the year ended December 31, 2008. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports.  Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2012 and 2013.  See Item 9A of this Form 10-K report.  The Company needs to hire additional qualified accounting personnel in order to resolve this material weakness.  The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

The Company may be unable to make timely license and patent payments

Patent costs associated with existing and new technology are significant.  Existing patent and license fees must be paid for the Company to maintain rights to the technology.  The Company would forfeit its exclusive rights to licensed technologies without paying patent and rights fees in a timely fashion.  There is no assurance of sufficient capital to meet ongoing legal costs associated with the patent costs for the Company’s technology.

ITEM 1A.                   RISK FACTORS. - continued

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS – continued

The Company’s patented or other technologies may infringe on other patents, which may expose it to costly litigation.

It is possible that the Company’s patented or other technologies may infringe on patents or other rights owned by others.  The Company may have to alter its products or processes, pay licensing fees, defend infringement actions or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to the Company.  Patent litigation is costly and time consuming, and the Company may not have sufficient resources to pursue such litigation.  If the Company does not obtain a license under such patents, if it is found liable for infringement, or if it are not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

Protecting the Company’s intellectual property is critical to its innovation efforts.

The Company owns or has a license to use several U.S. and foreign patents and patent applications, trademarks and copyrights.  The Company’s intellectual property rights may be challenged, invalidated or infringed upon by third parties, or it may be unable to maintain, renew or enter into new licenses of third party proprietary intellectual property on commercially reasonable terms.  In some non-U.S. countries, laws affecting intellectual property are uncertain in their application, which can adversely affect the scope or enforceability of the Company’s patents and other intellectual property rights.  Any of these events or factors could diminish or cause the Company to lose the competitive advantages associated with the Company’s intellectual property, subject the Company to judgments, penalties and significant litigation costs, or temporarily or permanently disrupt its sales and marketing of the affected products or services.

The Company may not be able to protect its trade secrets and other unpatented proprietary technology, which could give competitors an advantage.

The Company relies upon trade secrets and other unpatented proprietary technology.  The Company may not be able to adequately protect its rights with regard to such unpatented proprietary technology, or competitors may independently develop substantially equivalent technology.  The Company seeks to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with its employees, consultants, advisors and collaborators.  Nevertheless, these agreements may not effectively prevent disclosure of the Company’s confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information, and as a result the Company’s competitors could gain a competitive advantage.

General economic conditions in markets in which the Company does business can impact the demand for the Companies goods and services.  Decreased demand for the Companies products and services could have a negative impact on its financial performance and cash flow.

Demand for the Company’s products and services, in part, depends on the general economic conditions affecting the countries and industries in which the Company does business.  A downturn in economic conditions in a country or industry that the Company serves may adversely affect the demand for the Company’s products and services, in turn negatively impacting the Company’s operations and financial results.  Further, changes in demand for the Company’s products and services can magnify the impact of economic cycles on the Company’s businesses.  Unanticipated contract terminations by current customers can negatively impact operations, financial results and cash flow.  The Company’s earnings, cash flow and financial position are exposed to financial market risks worldwide, including interest rate and currency exchange rate fluctuations and exchange rate controls.   Fluctuations in domestic and world financial markets could adversely affect interest rates and impact the Company’s ability to obtain credit or attract investors.

ITEM 1A.                   RISK FACTORS. - continued

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS – continued

The Company is subject to extensive government regulation in jurisdictions around the world in which it does business. Regulations address, among other things, environmental compliance, import/export restrictions, healthcare services, taxes and financial reporting, and those regulations can significantly increase the cost of doing business, which in turn can negatively impact operations, financial results and cash flow.

If the Company is successful in expanding its manufacturing capability, the Company will be subject to extensive government regulation and intervention both in the United States and in all foreign jurisdictions in which it conducts business.  Compliance with applicable laws and regulations will result in higher capital expenditures and operating costs, and changes to current regulations with which the Company complies can necessitate further capital expenditures and increases in operating costs to enable continued compliance.  Additionally, from time to time, the Company may be involved in proceedings under certain of these laws and regulations.  Foreign operations are subject to political instabilities, restrictions on funds transfers, import/export restrictions, and currency fluctuation.

Volatility in raw material and energy costs, interruption in ordinary sources of supply, and an inability to recover from unanticipated increases in energy and raw material costs could result in lost sales or could increase significantly the cost of doing business.

Market and economic conditions affecting the costs of raw materials, utilities, energy costs, and infrastructure required to provide for the delivery of the Company’s products and services are beyond the Company’s control.  Any disruption or halt in supplies, or rapid escalations in costs, could adversely affect the Company’s ability to manufacture products or to competitively price the Company’s products in the marketplace.  To date, the ultimate impact of energy costs increases have been mitigated through price increases or offset through improved process efficiencies; however, continuing escalation of energy costs could have a negative impact upon the Company’s business and financial performance.

There is a limited public market for the Company’s common stock.  Failure to develop or maintain a more active trading market may negatively affect the value of the Company’s common stock, may deter some potential investors from purchasing the Company’s common stock or other equity securities, and may make it difficult or impossible for stockholders to sell their shares of common stock.

There is a limited public trading market for the Company’s common stock on the OTC Bulletin Board.  The Company’s average daily volume of shares traded for the years ended December 31, 2013 and 2012 was 204,373 and 37,464, respectively.  Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

ITEM 1A.                   RISK FACTORS. - continued

RISKS RELATED TO THE COMPANY’S COMMON STOCK

The Company’s outstanding securities, the stock or securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 127,145,065 shares of common stock outstanding on March 12, 2014.  The Company also had outstanding on that date derivative securities consisting of options , warrants, and convertible notes that if they had been exercised and converted in full on March 20, 2013, would have resulted in the issuance of a total of 99,911,264 additional shares of common stock.  The issuance of shares upon the exercise of options or the conversion of convertible notes may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding common stock.  One outstanding convertible note provides for conversion of principal at 50%, and the payment in shares of accrued interest at 100%, of the market price of its common stock determined over the 10 trading days preceding the date of conversion, and so the amount of dilution to other stockholders will depend upon the market price for its stock and the resulting conversion price when the note is converted by the holder.  Conversion of that note on March 12, 2014 would have resulted in the issuance of 17,052,943 shares, which are included in the total above.  See Item 13 of this Form 10-K report regarding its convertible notes.  Additionally, the Company has outstanding notes that if not prepaid by specific dates entitle the holder to convert the principal and accrued interest into common stock at 61% of an average trading price of the Company’s common stock prior to conversion as provided in the notes. See Note 11 of the Notes to its Financial Statements included in this Form 10-K report. In addition, under an existing agreement, the Company may become obligated to issue additional warrants to purchase up to 29,574,819 shares of common stock with an exercise price of $0.06 per share, and those warrants would require a reduction in the exercise price if the Company issued stock below the then-applicable exercise price of the warrants, or if the Company’s issued stock below the market price of its stock.  See the section entitled “Agreement for Strategic Relationship” in Item 1 above.  The issuance of some or all of those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders. That agreement also provides for stock compensation for consulting services. The existence and terms of these derivative securities and other obligations may make it more difficult for the Company to raise additional capital through the sale of stock or other equity securities.

Future sales of the Company’s stock, including sales following exercise or conversion of derivative securities, or the perception that such sales may occur, may depress the price of common stock and could encourage short sales.

The sale or availability for sale of substantial amounts of the Company’s shares in the public market, including shares issuable upon exercise of options or warrants or upon the conversion of convertible securities, or the perception that such sales may occur, may adversely affect the market price of the Company’s common stock.  Any decline in the price of the Company’s common stock may encourage short sales, which could place further downward pressure on the price of the Company’s common stock.

ITEM 1A.                   RISK FACTORS. - continued

RISKS RELATED TO THE COMPANY’S COMMON STOCK

The Company’s stock price is likely to be volatile.

For the year ended December 31, 2013, the reported low closing price for the Company’s common stock was $0.03 per share, and the reported high closing price was $0.24 per share.  For the year ended December 31, 2012, the reported low closing price for the Company’s common stock was $0.08 per share, and the reported high closing price was $0.29 per share.  There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early stage companies, particularly early stage medical product companies.  Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner.  These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions.  If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

The Company’s common stock is subject to the “Penny Stock” rules of the SEC and the trading market in its securities is limited, which makes transactions in its common stock cumbersome and may reduce the value of an investment in the Company’s stock.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of the Company’s common stock and may cause a decline in the market value of its stock.

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

ITEM 1A.                   RISK FACTORS. - continued

RISKS RELATED TO THE COMPANY’S COMMON STOCK

The Companies controlling stockholders may exercise significant control over the Company.

The Company’s directors, executive officers and principal stockholders beneficially own approximately 31.41% of the outstanding shares of its common stock as of March 12, 2013.   The Company’s stockholders do not have cumulative voting rights with respect to the election of directors.  If the Company’s principal stockholders vote together, they could effectively elect all of the Company’s directors, and they could determine or influence the outcome of any other matter submitted for a vote of stockholders.

If the Company was to issue preferred stock, the rights of holders of the Company’s common stock and the value of the Company’s common stock may be adversely affected.

The Company’s board of directors is authorized to issue classes or series of preferred stock, without any action on the part of the stockholders.  The Company’s board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of its business, and other terms.  If the Company issues preferred stock in the future that has a preference over the common stock, with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if the Company issues preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the value of the common stock may be adversely affected.

The Company does not expect to pay any dividends on common stock for the foreseeable future.

The Company has not paid any cash dividends on its common stock to date and does not anticipate it will pay cash dividends on its common stock in the foreseeable future. Accordingly, stockholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur.  Any determination to pay dividends in the future will be made at the discretion of the Company’s board of directors and will depend on the Company’s results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, and other factors that the Company’s board deems relevant.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 2.                      PROPERTIES.

The Company’s headquarters has office and production space which makes it adequate for the Company to conduct its ongoing business operations.

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

Pursuant to a lease for its Corporate office entered into prior to 2013, the Company paid a monthly rent of $2,910 per month during 2013.  The Company terminated that lease effective December 31, 2013.  In January 2014, the Company relocated and entered into a new 12-month lease for its corporate offices for a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a Director of the Company.

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

Market Information

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “ADMD.OB.”  The following table sets forth, in U.S. dollars the high and low closing prices for each of the calendar quarters indicated, as reported by the Bulletin Board for the past two fiscal years.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	High	Low
2013
Quarter ended December 31	$0.13	$0.03
Quarter ended September 30	$0.08	$0.04
Quarter ended June 30	$0.13	$0.06
Quarter ended March 31	$0.24	$0.10

2012
Quarter ended December 31	$0.17	$0.08
Quarter ended September 30	$0.26	$0.09
Quarter ended June 30	$0.29	$0.17
Quarter ended March 31	$0.28	$0.14

Holders

As of March 12, 2014 there were 127,145,065 shares of common stock outstanding and approximately 200 stockholders of record.

Dividend Policy

The Company has not paid any cash dividends on its common stock to date and do not anticipate it will pay cash dividends on its common stock in the foreseeable future.  The payment of dividends in the future will be contingent upon revenues and earnings, if any, capital requirements, and its general financial condition.  The payment of any dividends will be within the discretion of the board of directors.  It is the present intention of the board of directors to retain all earnings, if any, for use in the business operations.  Accordingly, the board does not anticipate declaring any dividends on its common stock in the foreseeable future.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently does not have any compensation plan under which equity securities are authorized for issuance.  The Company has however granted and issued options and warrants to purchase and acquire shares of its common stock.  The following table sets forth information as of December 31, 2013 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	-		$-		-
Equity compensation plans not approved by stockholders	10,350,000		$0.18		-
Total	10,350,000	(1)	$0.18	(1)	-

(1)
While there are no equity compensation plans in general, the Company does have individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

Recent Sales of Unregistered Securities

On October 11, 2013 the Company entered into a Consulting Agreement with a Marketing Consultant. The Consulting Agreement requires a payment of $3,500 and the issuance of 200,000 shares of the Company’s common stock.  The issued shares resulted in an expense of $7,400 in the twelve months ending December 31, 2013 based on the closing price of the Company's common stock on the date the agreement was entered into.

On October 15, 2013, in exchange for $30,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 12,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $30,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.10 per share.

On November 11, 2013, the Company issued 60,000 restricted shares of its common stock to a consultant in payment of services of $3,600.

On November 14, 2013, in exchange for $30,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 12,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $30,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.12 per share.

On November 14, 2013, the Company issued 304,000 unrestricted shares of its common stock shares included in its S-1 filing that was effective December 7, 2012. The shares were issued in exchange for a $15,000 convertible note received August 2, 2012 plus interest of $3,240.

On November 18, 2013, the Company issued 2,742,446 unrestricted shares of its common stock shares included in its S-1 filing that was effective December 7, 2012. The shares were issued in exchange for a $130,000 convertible note received May 15, 2013 plus interest of $34,547.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Recent Sales of Unregistered Securities (continued)

On December 9, 2013 the Company issued 1,070,000 shares of common stock with a total fair market value of $69,550. The fair market value of the shares, based on the closing price of the Company’s common stock on the date the agreement was entered into, issued was $0.065 per share. The shares were issued for $17,388 worth of current year services and $52,163 worth of future services.

On December 6, 2013 the Company issued 200,000 shares of its common stock in conjunction with a $55,000 convertible promissory note. The note bears interest at 12% per annum and is not convertible until 180 days have passed.

On December 12, 2013 the Company issued 1,400,000 shares of its common stock with a total fair market value of $84,000.  The fair market value of the shares, based on the closing price of the Company’s common stock on the date the agreement was entered into, was $0.06 per share.  The shares were issued to extinguish $210,000 of a prior year liability and a gain on the extinguishment of debt was recorded for $126,000.

On December 16, 2013, in exchange for $26,000, the Company issued to Carlton Cadwell, who is a director and significant stockholder of the Company, 10,400 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $26,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.065 per share.

On December 16, 2013, the Company issued 1,108,222 unrestricted shares of its common stock shares included in its S-1 filing that was effective December 7, 2012. The shares were issued in exchange for a $60,000 convertible note received May 15, 2013 plus interest of $6,493.

 On December 16, 2013, the Company issued 20,000 restricted shares of its common stock to a consultant in payment of services of $1,200.

Subsequent to the Period Covered by this Report

On January 10, 2014, the Company issued 100,000 restricted shares of its common stock to a consultant in payment of services of $7,500.

On January 16, 2014, in exchange for $26,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 10,400 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $26,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.095 per share.

On January 16, 2014, the Company issued 608,000 unrestricted shares of its common stock shares included in its S-1 filing that was effective December 7, 2012. The shares were issued in exchange for a $30,000 convertible note received May 15, 2013 plus interest of $6,480.

On January 24, 2014, the Company issued 100,000 shares of common stock with a total fair market value of $6,000. The fair market value if the shares issued was $0.069 per share. The shares were exchanged for 100,000 warrants and were issued for $6,000 cash.

During February and March 2014 the Company issued 371,250 restricted shares of its common stock to consultants in payment of services valued at $62,600 based on the market price of the Company’s common stock on the date the agreement was entered into.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Subsequent to the Period Covered by this Report - continued

On March 18, 2014, the Company issued 202,666 unrestricted shares of its common stock shares included in its S-1 filing that was effective December 7, 2012 representing 166,666 shares for the note and 36,000 shares for the interest on the note.

During the months of January, February, and March 2014 the Company issued 5,343,939 shares of unrestricted stock in exchange for convertible debt raised in 2013. The Company also issued 302,671 shares of unrestricted stock for the accrued interest on the convertible debt that was converted.

ITEM 6.                     SELECTED FINANCIAL DATA.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 7.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with the Company’s financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of the risk factors set forth above in Item 1A and other factors discussed in this Form 10-K report.

Results of Operations

Comparison for the Year Ended December 31, 2013 and December 31, 2012

The following table sets forth information from the Company’s statements of operations for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues	$140,603	$247,968

Operating expenses	3,720,221	6,118,661

Operating loss	(3,579,618)	(5,870,693)

Non-operating income (expenses)	108,805	(2,715,571)

Net income (loss)	$(3,470,813)	$(8,586,264)

Revenue

Revenue was $140,603 for the year ended December 31, 2013 and $247,968 for the year ended December 31, 2012.  The decrease was the result of the decrease in F-18 revenues.  In July 2008 the Company established its linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $21,750 of the total twelve months ended December 31, 2013 revenues and $241,860 of the total twelve months ended December 31, 2012 revenues. Revenues for F-18 were lower in the twelve months ended December 31, 2013 as a result of the Company’s linear accelerator being down and having no production for several months; thereby decreasing the number of doses sold for the twelve months ended December 31, 2013 (72 doses) versus the twelve months ended December 31, 2012 (851 doses). Stable isotope sales were $101,745 and $0 for the twelve months ended December 31, 2013 and 2012 respectively.  The Company had discontinued the sale of stable isotopes in the twelve months ended December 31, 2012 due to the reduction in profitability of that line of product. Consulting revenues consisted of $17,108 and $6,108 of the total twelve months ended December 31, 2013 and 2012 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

Revenue for the twelve months ended December 31, 2013 and 2012 consists of the following:

	Twelve months ended December 31, 2013	Twelve months ended December 31, 2012
F-18	$21,750	$241,860
Stable isotopes	101,745	-
Consulting	17,108	6,108
	$140,603	$247,968

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Operating Expenses

Operating expenses for the twelve months ended December 31, 2013 and 2012 were $3,720,221 and $6,118,661 respectively.  The decrease in operating expenses from 2012 to 2013 can be attributed largely to professional fees ($2,058,273 for the twelve months ended December 31, 2012 versus $730,824 for the twelve months ended December 31, 2013), stock options granted ($1,638,523 for the twelve months ended December 31, 2012 versus $634,255 for the twelve months ended December 31, 2013) and depreciation and amortization expense ($483,200 for the twelve months ended December 31, 2012 versus $208,632 for the twelve months ended December 31, 2013) and sales and marketing expenses ($18,309 for the twelve months ended December 31, 2012 versus $9,912 for the twelve months ended December 31, 2013), partially offset by a increase in general and administrative expenses ($1,118,927 for the twelve months ended December 31, 2012 versus $1,218,760 for the twelve months ended December 31, 2013), and in payroll expenses ($728,609 for the twelve months ended December 31, 2012 versus $812,507 for the twelve months ended December 31, 2013).

Operating expenses for the twelve months ended December 31, 2013 and 2012 consists of the following:

	Twelve months ended December 31, 2013	Twelve months ended December 31, 2012
Cost of materials	$105,331	$72,820
Depreciation and amortization expense	208,632	483,200
Professional fees	730,824	2,058,273
Stock options granted	634,255	1,638,523
Payroll expenses	812,507	728,609
General and administrative expenses	1,218,760	1,118,927
Sales and marketing expense	9,912	18,309
	$3,720,221	$6,118,661

Non-Operating Income (Expense)

Non-operating income (expense) for the twelve months ended December 31, 2013 varied from the twelve months ended December 31, 2012 primarily due to an increase of interest expense from $1,102,137 in 2012 versus $1,600,761 in 2013, an increase in loss on impairment of assets from $16,661 in 2012 versus $332,709 in 2013, an increase in loss on settlement of debt from $48,469 in 2012 versus $97,816 in 2013, and a decrease of recognized income from grants $265,531 in 2013 versus $680,234 in 2012 and a $1,874,560 of gain on derivative liability in 2013 versus a $2,228,538 loss on derivative liability in 2012.

Non-Operating income (expense) for the twelve months ended December 31, 2013 and 2012 consists of the following:

	Twelve months ended December 31, 2013	Twelve months ended December 31, 2012
Interest expense	$(1,600,761)	$(1,102,137)
Loss on impairment of assets	(332,709)	(16,661)
Net gain (loss) on settlement of debt	(97,816)	(48,469)
Recognized income from grants	265,531	680,234
Loss on derivative liability	1,874,560	(2,228,538)
	$108,805	$(2,715,571)

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

The Company has chosen to recognize the grant money received as income as it incurs costs associated with those grants, and until such time as it recognizes the grant as income those funds received will be classified as Deferred Income on the balance sheet. For the twelve months ended December 31, 2010 the Company recognized $23,508 of the $1,215,000 Department of Energy grant as income with the remaining $1,191,492 recorded as deferred income as of December 31, 2010. The $23,508 recognized as of December 31, 2010 was for costs incurred for the twelve months ended December 31, 2010. For the twelve months ended December 31, 2011 the Company recognized $245,727 of the $1,215,000 Department of Energy grant as income with the remaining $945,765 recorded as deferred income as of December 31, 2011. The $245,727 recognized as of December 31, 2011 was for costs incurred for the twelve months ended December 31, 2011. For the twelve months ended December 31, 2012 the Company recognized $680,234 of the $1,215,000 Department of Energy grant as income with the remaining $265,531 recorded as deferred income as of December 31, 2012. The $680,234 recognized as of December 31, 2012 was for costs incurred for the twelve months ended December 31, 2012. For the twelve months ended December 31, 2013 the Company recognized $265,531 of the $1,215,000 Department of Energy grant as income leaving a remaining $0 recorded as deferred income as of December 31, 2013. The $265,531 recognized as of December 31, 2013 was for costs incurred for the twelve months ended December 31, 2013.

The Company fully recognized the $244,479 grant money received on both the Molybdenum tax grant and the Brachytherapy tax grant as income in the twelve months ended December 31, 2010.

As of December 31, 2013 and 2012 the grant money received and grant money recognized as income and deferred income is:

	$1,215,000 Brachytherapy Grant	$244,479 Molybdenum Grant	$244,479 Brachytherapy Grant	Total
Grant money received during 2010	$1,215,000	$205,129	$-	$1,420,129
Grant money recorded as account receivable	-	39,350	244,479	283,829
Total grant money	1,215,000	244,479	244,479	1,703,958
Recognized income from grants in 2010	23,508	244,479	244,479	512,466
Deferred income at December 31, 2010	1,191,492	-	-	1,191,492
Recognized income from grants in 2011	245,727	-	-	245,727
Deferred income at December 31, 2011	945,765	-	-	946,765
Recognized income from grants in 2012	680,234	-	-	680,234
Deferred income at December 31, 2012	265,531	-	-	265,531
Recognized income from grants in 2013	265,531	-	-	265,531
	$-	$-	$-	$-

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Net Loss

The Company’s net loss for the twelve months ended December 31, 2013 and 2012 was $3,470,813 and $8,586,264, respectively, as a result of the items described above.

Liquidity and Capital Resources

At December 31, 2013, the Company had negative working capital of $9,048,194, as compared to $10,704,593 at December 31, 2012.  During the twelve months ended December 31, 2013 the Company experienced negative cash flow from operations of $2,036,470 and it expended $7,716 for investing activities while adding $2,037,775 of cash flows from financing activities.  As of December 31, 2013, the Company had $0 commitments for capital expenditures.

Cash used in operating activities increased from $1,799,243 for the twelve month period ending December 31, 2012 to $2,036,470 for the twelve month period ending December 31, 2013.  Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  Cash used in investing activities decreased from $92,162 for the twelve month period ended December 31, 2012 to $7,716 for the twelve month period ended December 31, 2013.  Cash was used to acquire equipment and patents during the 2013 and 2012 twelve month periods.   Cash provided from financing activities increased from $1,845,259 for the twelve month period ending December 31, 2012 to $2,037,775 for the twelve month period ending December 31, 2013. The increase in cash provided from financing activities was primarily a result of increase in proceeds from convertible debt along with payments on convertible debt, and a decrease in proceeds from the exercise of options and warrants.

The Company has generated material operating losses since inception.  The Company has incurred a net loss of $3,470,813 for the twelve months ended December 31, 2013, and a net loss of $8,586,264 for the twelve months ended December 31, 2012.  The Company expects to continue to experience net operating losses.  Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.  The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company.  If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

Based on the current cash run rate, approximately $1,500,000 will be needed to fund operations for an additional year.  As disclosed in the risk factors, the Company is presently taking steps to raise additional funds to continue operations for the next 12 months and beyond.  In addition the Company anticipates spending from approximately $2 million to $7 million over that period to fund the initial deployment of its brachytherapy products should FDA clearance be obtained, a modest distribution capability for third party isotopes and equipment and the potential acquisition of a controlling interest in a European company with which the Company is having discussions.  The Company anticipates initially funding a portion of the foregoing requirements with private placements of Company securities.  Thereafter, the Company anticipates that funding also would be provided by revenues derived from the business activities, including, potentially, advances from foreign licensees for the brachytherapy products.  If some of the foregoing business activities do not occur or are delayed, the Company anticipated spending would decline.  If the Company has the financial capacity to do so, the Company might spend additional sums to grow the foregoing businesses more rapidly. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and its current lease commitments that will necessitate liquidation of the Company if the Company is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

The recent economic events, including the inherent instability and volatility in global capital markets, as well as the lack of liquidity in the capital markets, could impact its ability to obtain financing and its ability to execute its business plan. The Company believes healthcare institutions will continue to purchase the medical solutions that it distributes.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Contractual Obligations (payments due by period as of December 31, 2013)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$309,145	$309,145	$-	$-	$-
License Agreement with Battelle Memorial Institute	$75,000	$2,500	$22,500	$25,000	$25,000 per year
Corporate Office Lease – begins January 1, 2014	$18,000	$18,000	$-	$-	$-

The capital lease obligations represent two lease agreements for $1,875,000 and $631,000, secured by equipment and personal guarantee of two of the Company’s major stockholders, which it obtained during September 2007.  The purpose of the lease agreements was to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $631,000.

The Company was in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor.  The Company believed at the time of the issuance of the December 31, 2008 financial statements that it had remedied the default which existed at year end.  Accordingly the Company recorded a current and long term portion of the capital leases.  Subsequent to the issuance of the December 31, 2008 financial statements, the Company determined that more likely than not that the Company is in default of the terms of the capital leases.  Accordingly the Company recorded the entire value of the leases as a current obligation.  The Company was in default on the capital lease obligation as of December 31, 2009 due to failure to maintain the minimum debt service ratio identified in the lease.  However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. The Company was in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly the Company recorded the entire value of the leases as a current obligation in its audited December 31, 2011 financial statements. However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2012 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2012. The reason the Company was able to come into compliance with the minimum debt service coverage ratio stipulated in the loan covenants was due to the additional convertible debt raised during the year ended December 31, 2012. According to the debt service coverage ratio computation, at December 31, 2013 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2013.

The Company began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated stockholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011 and continue through the month ended July 31, 2012. Subsequent to July 31, 2012, the Company is renting this space on a month to month basis at $11,904 per month.  During the year ended December 31, 2013 and 2012 the Company incurred rent expenses for this facility totaling $142,851 and $88,087, respectively.  In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  For the twelve months ended December 31, 2013 and 2012 the Company amortized $0 and $21,875, respectively, of this stock issuance and recognized it as rent expense.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

There are no future minimum rental payments required under this rental agreement because it expired as of July 31, 2012 and subsequent to that date the Company is renting this space on a month to month basis.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the years ended December 31, 2013 and 2012 the Company incurred rent expenses for this facility totaling $29,100 and $33,217, respectively. The Company terminated that lease effective December 31, 2013.

In January 2014, the Company relocated and entered into a new 12-month lease for its corporate offices for a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a Director of the Company.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition, revenues, results of operations, liquidity or capital expenditures.

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

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2013, the Company has experienced no bad debt write offs from operations.

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

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

License Fees

The Company made a $10,000 investment in 2010 for a patent license regarding its technology for the production of Mo-99. In May 2010 the Company entered into a License Agreement for the Patent Rights in the area of radioisotope production using electron beam accelerator(s) for creating short lived radioisotopes such as Molybdenum-99 and Technetium-99 with the University of Missouri. This Agreement calls for a $10,000 nonrefundable fee paid upon execution, a royalty agreement on sales, and an equipment licensing fee on equipment sales. Additionally, the Agreement calls for a milestone payment of $250,000, due and payable five years after execution of this agreement and a milestone payment of $250,000, due and payable upon reaching $50,000,000 in cumulative net sales. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life. This license fee was fully amortized as of December 31, 2013.

The Company made a $10,000 investment in 2010 for an exclusive license agreement with Battelle Memorial Institute regarding its technology for the production of a Brachytherapy seed. In August 2010 the Company entered into a License Agreement for the Patent Rights in the area of a Brachytherapy seed with a Fast-dissolving Matrix for Optimized Delivery of Radionuclides. This Agreement calls for a $10,000 nonrefundable fee upon execution, a royalty agreement on sales and on funds received from any sublicenses. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life. This license fee was fully amortized as of December 31, 2013. Additionally the Agreement calls for a minimum annual fee as follows:

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000	(1)
2014	$7,500
2015	$10,000
2016 and each calendar year thereafter	$25,000

(1) Paid February, 2014.

In February 2011, the Company paid $5,000 for a one year option agreement to negotiate an exclusive license agreement with Battelle Memorial Institute regarding its patents for the production of a radiogel technology. This option agreement calls for a $5,000 upfront fee for the option, which expired February 2012.  Effective March 2012, the Company entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of its patented radiogel technology. This license agreement calls for a $17,500 nonrefundable license fee and a royalty based on a percent of gross sales for licensed products sold; the license agreement also contains a minimum royalty amount to be paid each year starting with 2013.

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $8,889, and $11,162 for the years ended December 31, 2013, and 2012, respectively. Based on the license fees recorded at December 31, 2013, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $7,171, will be fully amortized during the year ending December 31, 2015. Future annual amortization is expected to be as follows:

Calendar Year	Annual Amortization
2014	$5,832
2015	$1,339

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Patents and Intellectual Property

Patent filing costs and intellectual property costs totaling $7,716, and $77,412, were capitalized during the twelve months ended December 31, 2013, and 2012, and the Company wrote off $332,709 of Molybdenum 99 related patent cost during the twelve months ended December 31, 2013, resulting in a total $35,482 and $360,475 of capitalized patents and intellectual property costs at December 31, 2013 and 2012, respectively.

While patents are being developed or pending they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.

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

Revenue for the fiscal year ended December 31, 2013 consisted of the sales of Oxygen 18 (stable isotope), Flouride 18 and Consulting Revenue. Revenue for the fiscal year ended December 31, 2012 consisted of the sales of Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

For the twelve months ended December 31, 2013 the Company recognized $265,531 of the $1,215,000 Department of Energy grant as income. The $265,531 recognized as of December 31, 2013 was for costs incurred for the twelve months ended December 31, 2013.

As of December 31, 2013 and 2012 the grant money received and grant money recognized as income and deferred income is:

$1,215,000 Brachytherapy Grant
Deferred income at December 31, 2010	$1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants in 2012	680,234
Deferred income at December 31, 2012	265,531
Recognized income from grants in 2013	265,531
Deferred income at December 31, 2013	$-

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Convertible debt	56,286,404	32,859,850
Common stock options	10,350,000	4,775,000
Common stock warrants	40,103,548	24,411,701
Total potential dilutive securities	106,739,952	62,046,551

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

The Company incurred $416,161 and $973,611 research and development costs for the years ended December 31, 2013, and 2012, respectively, all of which were recorded in the Company’s operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the years ended December 31, 2013 and 2012. During the twelve months ended December 31, 2013 and 2012, the Company incurred $0 and $1,050 respectively, in advertising costs.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2013 and 2012.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2013 and 2012.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2013 and 2012, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2013 and 2012, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

The Company adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$1,476,615	$-	$-	$1,476,615
Total Liabilities Measured at Fair Value	$1,476,615	$-	$-	$1,476,615

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

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is included on the pages immediately following the Index to Financial Statements appearing on page F-1, and is hereby incorporated by reference.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the disclosed material weaknesses in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2013, the Company’s internal control over financial reporting was ineffective.  In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow.  To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

Changes in Internal Control Over Financial Reporting

                    There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.                  OTHER INFORMATION.

None.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of directors and executive officers

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
James C. Katzaroff	57	CEO and Chairman
L. Bruce Jolliff	64	Chief Financial Officer
Carlton M. Cadwell	70	Director
Thomas J. Clement	58	Director
Kenin M. Spivak	56	Director, Vice Chairman

                In addition, Bruce W. Ratchford served as a director of the Company during 2011 and until his resignation on March 9, 2012.

Term of Office

All of the Company’s directors hold office until the next annual meeting of the stockholders or until their successors is elected and qualified.  The Company’s executive officers are appointed by the Company’s board of directors and hold office until their resignation, removal, death or retirement.

Background and Business Experience

The business experience during the past five years of each of the Company’s directors and executive officers is as follows:

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

Thomas J. Clement, a Director, joined Advanced Medical Isotope Corporation as a Director in 2013. Mr. Clement has over 30 years experience in product development engineering, engineering management, and senior management. He has participated in two Company startups through full production. He was responsible for development of seven novel medical devices through commercial launch; one device was the leading royalty generator for the University of Washington for nearly ten years, and in another, generated revenues of more than $140 million for a leading medical device company.

Kenin M. Spivak, a Director, joined Advanced Medical Isotope Corporation as a Director and vice chairman of the board in 2013. Mr. Spivak is Chairman and CEO of SMI and its affiliates. The SMI group advises boards and senior management on strategy and complex transactions, is a principal in numerous transactions and manages companies engaged in media, entertainment and marketing.

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

Most relevant to AMIC, Dr. Korenko is the co-inventor with the late Dr. Robert Schenter, of a patent-pending process converting nuclear waste into medical isotopes.

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

Family Relationships

The Company currently does not have any executive officers or directors who are related to each other.

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2013, all the executive officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

The Company’s board of directors has not adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because of the Company’s limited number of executive officers and employees that would be covered by such a code and the Company’s limited financial resources.  The Company anticipates that it will adopt a code of ethics after it increase the number of executive officers and employees and obtain additional financial resources.

Audit Committee and Audit Committee Financial Expert

As of the date of this report, the Company has not established an audit committee, and therefore, the Company’s board of directors performs the functions that customarily would be undertaken by an audit committee.  The Company’s board of directors during 2013 was comprised of five directors, three of whom the Company has determined satisfied the general independence standards of the Nasdaq listing requirements.  See Item 13 of this Form 10-K report.  However, under Nasdaq listing and SEC requirements, a member of an audit committee of a listed issuer, in addition to satisfying those independence standards, cannot be an “affiliated person” of the issuer, which depends in part upon the amount of beneficial ownership such member has of the issuer’s stock. The Company has determined that the Company’s independent directors during 2013 did not satisfy this additional requirement.

The Company’s board of directors has determined that none of its current members qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.  In the future, the Company intends to establish board committees and to appoint such persons to those committees as are necessary to meet the corporate governance requirements imposed by a national securities exchange, although it is not required to comply with such requirements until the Company elects to seek listing on a national securities exchange.

ITEM 11.                   EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2013 and 2012 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($) (6)	Stock Awards ($)	Option Awards ($) (1)		Total ($)

James C. Katzaroff	2013	$250,000	(2)	$55,000	$-	$6,025	(a)
CEO and Chairman	2013	-		-	-	$56,825	(b)
	2013	-		-	-	$968,175	(c)	$1,335,025

	2012	$250,000	(3)	$-	$-	$15,000	(d)	$265,000

L. Bruce Jolliff	2013	$180,000	(4)	$41,490	$-	$6,025	(a)
CFO	2013	-		-	-	$45,460	(e)	$272,975

	2012	$156,000	(5)	$-	$-	$13,500	(f)	$169,500

(1)
The amounts shown in this column do not reflect an amount paid to or earned or realized by any executive officer, but rather reflect the aggregate grant date fair value (computed in accordance with FASB ASC Topic 718) of the stock options granted to the Company’s executive officers.  There is no assurance that any executive officer will realize the value shown, or any other value, from these options.

a.
The value shown is based on 250,000 options valued at $0.02 per option for options originally issued January 12, 2011 with a $0.30 strike price. On November 15, 2013 the Company repriced these options with a strike price of $0.15. The $0.02 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.11 per share stock price at the valuation date and exercise price, a two month maturity, a .08% risk free rate and a 206.60% volatility.

b.
The value shown is based on 250,000 options valued at $0.09 per option. The $0.09 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.09 per share stock price at the valuation date and exercise price, a two year and three month maturity, a .31% risk free rate and a 185.54 volatility.

c.
The value shown is based on 3,250,000 options valued at $0.11 per option. The $0.11 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.11 per share stock price at the valuation date and exercise price, a nine year and three month maturity, a 2.71% risk free rate and a 206.70 volatility.

d.
The value shown is based on 250,000 options valued at $0.06 per option. The $0.06 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.09 per share stock price at the valuation date and exercise price, a three year maturity, a .51% risk free rate and a 119.87 volatility.

e.
The value shown is based on 200,000 options valued at $0.09 per option. The $0.09 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.09 per share stock price at the valuation date and exercise price, a two year and three month maturity, a .31% risk free rate and a 185.54 volatility.

f.
The value shown is based on 225,000 options valued at $0.06 per option. The $0.06 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.09 per share stock price at the valuation date and exercise price, a three year maturity, a .51% risk free rate and a 119.87 volatility.

 ITEM 11.                   EXECUTIVE COMPENSATION. - continued

Summary Compensation Table- continued

(2)	Of this amount $57,073 was not paid in 2013, but was accrued as of December 31, 2013.

(3)	Of this amount $64,712 was not paid in 2012, but was accrued as of December 31, 2012.

(4)	Of this amount, $14,632 was not paid in 2013, but was accrued as of December 31, 2013.

(5)	Of this amount, $1,233 was not paid in 2012, but was accrued as of December 31, 2012.

(6)	Mr. Katzaroff and Mr. Jolliff received the additional $55,000 and $41,490, respectively, in 2013 to compensate for additional duties performed that were not originally contemplated.

Narrative Disclosure to Summary Compensation Table

The Company has an employment agreement with the Company’s CFO, L. Bruce Jolliff that determines the compensation paid to him.  The Company’s Chief Executive Officer, James C. Katzaroff, does not have a written employment agreement and therefore no structured amount or schedule of pay, however his projected rate of pay is $250,000 and so accruals were made for his compensation in 2013 and 2012 to bring his recorded salary to $250,000.  In 2013 Mr. Katzaroff received $210,785 in salary and an additional $39,215 was accrued as of December 31, 2013. In 2012 Mr. Katzaroff received $185,284 and an additional $64,716 was accrued as of December 31, 2012.

The Company paid bonuses to certain employees based on their performance, the Company’s need to retain such employees, and funds available.  All bonus payments were approved by the Company’s board of directors.

Employment Agreement with L. Bruce Jolliff

Mr. Jolliff has a May 2007 employment agreement with the Company which provides for a salary of $100,000 per year which was increased January 1, 2012 to $156,000, of which $1,233 was not paid in 2012 and was accrued as of December 31, 2012. His salary was again adjusted beginning January 1, 2013 to $180,000, of which $14,632 was not paid in 2013 and was accrued as of December 31, 2013. Mr. Jolliff received bonuses in the amount of $41,490 for the year ended December 31, 2013.  The Company may terminate the agreement without cause at any time upon 30 days' written notice.  Upon termination, the Company will pay Mr. Jolliff a severance allowance of two month’s salary.

ITEM 11.                   EXECUTIVE COMPENSATION. - continued

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth all outstanding equity awards held by the Company’s Named Executive Officers as of the end of last fiscal year.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James C. Katzaroff	250,000	-	$0.15	1-12-2014
James C. Katzaroff	250,000	-	$0.09	3-9-2015
James C. Katzaroff	250,000	-	$0.15	2-11-2016
James C. Katzaroff	3,250,000	-	$0.15	2/11/23

L. Bruce Jolliff	250,000	-	$0.15	1-12-2014
L. Bruce Jolliff	225,000	-	$0.09	3-9-2015
L. Bruce Jolliff	200,000	-	$0.15	2-11-2016

Additional Narrative Disclosure

 During January 2011, the Company granted James C. Katzaroff and L. Bruce Jolliff, each, an option to purchase 250,000 shares of the Company’s common stock. All options issued in January 2011 have an exercise price of $0.30 per share and are fully vested and expire on January 12, 2014.  The quoted market price of the common stock at the time of issuance of the options was $0.30 per share. During November 2013, due to the decrease in market price for the Company stock, and in order to provide proper incentive to retain Executive Officers, the Company reduced the exercise price for these options to $0.15, with all other terms of the options remaining the same.

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

  During February 2013, the Company granted James C. Katzaroff and L. Bruce Jolliff, each, an option to purchase 250,000 shares of the Company’s common stock and 200,000 shares of the Company’s common stock, respectively. All options issued in February 2013 had an exercise price of $0.20 per share and were fully vested and expired on February 11, 2016.  The quoted market price of the common stock at the time of issuance of the options was $0.19 per share. During November 2013, due to the decrease in market price for the Company stock, and in order to provide proper incentive to retain Executive Officers, the Company reduced the exercise price for these options to $0.15, with all other terms of the options remaining the same.

During February 2013, the Company granted James C. Katzaroff an option to purchase 3,250,000 shares of the Company’s common stock. All options issued in February 2013 had an exercise price of $0.20 per share and 800,000 of the options were fully vested and expired on February 11, 2023.  The remaining 2,450,000 of the options are to vest ratably over the next twenty-four months and expire on February 11, 2023. The quoted market price of the common stock at the time of issuance of the options was $0.19 per share. During November 2013, due to the decrease in market price for the Company stock, and in order to provide proper incentive to retain Executive Officers, the Company reduced the exercise price for these options to $0.15, with all other terms of the options remaining the same.

Retirement, Pension, Profit Sharing or Insurance Plans

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.                   EXECUTIVE COMPENSATION. - continued

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

ITEM 11.                   EXECUTIVE COMPENSATION. - continued

Compensation of Directors

The following table sets forth information regarding compensation earned by the Company’s non-employee directors for the year ended December 31, 2013.  Mr. Clement became a director effective September 6, 2012. Mr. Spivak became a director effective October 11, 2013. Mr. Katzaroff is not included in this table because his compensation is included in the Summary Executive Compensation table and he received no compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Total ($)
Carlton M. Cadwell	$-	$-	$6,025	$6,025	(2)
Carton M. Cadwell	$-	$-	$56,825	$56,825	(3)
Thomas J. Clement	$-	$-	$20,825	$20,825	(4)
Thomas J. Clement	$-	$-	$28,413	$17,500	(5)
Kenin M. Spivak	$17,452	$-	$-	$-

(1)
The amounts shown in this column do not reflect an amount paid to or earned or realized by any director, but rather reflect the aggregate grant date fair value (computed in accordance with FASB ASC Topic 718) of the stock options granted to the Company’s non-employee directors for 2013.  There is no assurance that any director will realize the value shown, or any other value, from these options.

(2)
The value shown is based on 250,000 options, valued at $0.02 per option. The $0.02 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.11 per share stock price at the valuation date and a $0.15 exercise price, a two month maturity, a .08% risk free rate and a 206.60 volatility. This 250,000 option was originally issued January 12, 2011, an exercise price of $0.30, and a three year maturity. During November 2013, due to the decrease in market price for the Company stock, the Company reduced the exercise price for these options to $0.15, with all other terms of the options remaining the same.

(3)
The value shown is based on 250,000 options valued at $0.09 per option. The $0.09 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.09 per share stock price at the valuation date and exercise price, a two year and three month maturity, a .31% risk free rate and a 185.54 volatility.

(4)
The value shown is based on 250,000 options valued at $0.15 per option. The $0.15 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.15 per share stock price at the valuation date and exercise price, a one year and ten month maturity, a .31% risk free rate and a 191.13 volatility.

(5)
The value shown is based on 125,000 options valued at $0.09 per option. The $0.09 value per option was derived utilizing the Black-Scholes option-pricing model and consisted of a $0.09 per share stock price at the valuation date and exercise price, a two year and three month maturity, a .31% risk free rate and a 185.54 volatility.

  The following table sets forth, for each of the Company’s non-employee directors who served during 2013, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2013:

	Outstanding	Outstanding
	Stock	Stock
Name	Awards (#)	Options (#)
Carlton M. Cadwell	-	750,000
Thomas J. Clement	-	375,000
Kenin M. Spivak	-	-

During January 2011, the Company granted Carlton M. Cadwell an option to purchase 250,000 shares of the Company’s common stock. All options issued in January 2011 have an exercise price of $0.30 per share and are fully vested and expire on January 12, 2014.  The quoted market price of the common stock at the time of issuance of the options was $0.30 per share. During November 2013, due to the decrease in market price for the Company stock, and in order to provide proper incentive to retain Executive Officers, the Company reduced the exercise price for these options to $0.15, with all other terms of the options remaining the same.

During October 2013, the Company sold 7,046,666 warrants for $7,047 to Kenin M. Spivak. See discussion below regarding the terms of Mr’s Spivak’s appointment to the Board and sale of warrants.

ITEM 11.                   EXECUTIVE COMPENSATION. - continued

Compensation of Directors- continued

During September 2012, the Company granted Thomas J. Clement an option to purchase 250,000 shares of the Company’s common stock. All options issued in September 2012 have an exercise price of $0.21 per share and are fully vested and expire on September 5, 2015.  The quoted market price of the common stock at the time of issuance of the options was $0.21 per share. During November 2013, due to the decrease in market price for the Company stock, and in order to provide proper incentive to retain Executive Officers, the Company reduced the exercise price for these options to $0.15, with all other terms of the options remaining the same.

During November 2013, the Company granted Mr. Cadwell and Mr. Clement options to purchase 250,000 shares of common stock and 125,000 shares of common stock, respectively, at an exercise price of $0.15 per share. The options are fully vested and expire February 11, 2016.

There are no employment contracts or compensatory plans or arrangements with respect to any director that would result in payments by the Company to such person because of his or her resignation as a director or any change in control of the Company.

The Board of Directors of Advanced Medical Isotope Corporation (the “Company”) elected Kenin M. Spivak as a director, and appointed him as vice-chairman, effective October 11, 2013. Concurrently the Company has modified and extended a 2011 consulting agreement with Spivak Management Inc. (“SMI”).

In August 2011, the Company entered into a Memorandum of Agreement for Strategic Relationship (“MOA”) pursuant to which the Company engaged Spivak Management Inc. (“SMI”) as a consultant.  Effective on October 8, 2012, the Company and SMI entered into a new consulting agreement (“Consulting Agreement”) that superseded and replaced the MOA for a term ending December 31, 2018.

Pursuant to the Consulting Agreement, SMI will continue to provide strategic and deal advice to the Company, and the Company agreed to use its best efforts to elect Spivak to its board of directors and appoint him as vice-chairman of the Company (which occurred on October 11, 2013).   The Consulting Agreement provides further that SMI’s designee will purchase 7,046,666 warrants for $7,047 to be paid over time, subject to a credit for $3,000 of unreimbursed business expenses advanced by SMI.  The warrants will be exercisable for cash or securities until December 31, 2020 at an exercise price of $.10 per share, subject to standard weighted average anti-dilution protection.  Commencing January 1, 2015, the Company may require exercise of the warrants if its share price exceeds $0.75 per share, adjusted proportionately for stock splits, stock dividends, stock combinations and other similar recapitalization transactions for thirty (30) consecutive trading days on a recognized public market.

Warrants will be forfeited as follows: (1) 3,000,000 warrants will be canceled if the Consulting Agreement is terminated by AMIC for SMI’s Uncured Cause or if SMI terminates the Consulting Agreement, without cause, with effect prior to January 1, 2014; (2) 1,500,000 warrants will be forfeited if the Consulting Agreement is terminated by AMIC for SMI’s Uncured Cause or if SMI terminates the Consulting Agreement, without cause, with effect on or after January 1, 2014, but prior to October 1, 2014; and (3) 500,000 warrants will be forfeited if the Consulting Agreement is terminated by AMIC for SMI’s Uncured Cause or if SMI terminates the Consulting Agreement, without cause, with effect on or after October 1, 2014, but prior to April 1, 2015.  If AMIC requires a Warrant exercise, or if the Consulting Agreement is terminated by AMIC, without SMI’s Uncured Cause, or if the Consulting Agreement is terminated by SMI by reason of AMIC’s Uncured Cause or by reason of James C. Katzaroff ceasing to be CEO of AMIC, there will be no warrant cancellation.

The Consulting Agreement further requires payment of compensation to SMI equal, generally, to not less than one-third of the compensation payable to the Company’s chief executive officer and for the reimbursement of business expenses.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of The Company’s Common Stock

The following table sets forth, as of March 12, 2014, the number of shares of Common Stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s Common Stock, (ii) the Company’s directors, (iii) the Company’s executive officers, both of whom are named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group.  As of March 12, 2014, there were 127,145,065 shares outstanding and 99,911,264 shares issuable upon exercise of outstanding options and conversion of outstanding convertible securities, assuming exercise and conversion occurred as of that date, for a total of 227,056,329 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	21,529,907	17.0%

Carlton M. Cadwell(3)	69,378,473	40.7%

James C. Katzaroff(4)	7,019,834	5.3%

Thomas J. Clement(5)	375,000	0.3%

Kenin M. Spivak(6)	7,046,666	5.3%

L. Bruce Jolliff(7)	4,758,333	3.7%

Brookline(8)	12,510,475	9.4%

All Current Directors and Executive Officers as a group (4 individuals)	101,088,781	53.7%

(1)
The address of each of the beneficial owners above is c/o Advanced Medical Isotope Corporation, 6208 W. Okanogan Avenue, Kennewick, WA  99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA  99336.

(2)
In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on March 12, 2013, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 12, 2013, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and upon exercise of the options. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Mr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)
The beneficial ownership of Carlton M. Cadwell includes the shares beneficially owned by the Cadwell Trust, as such shares may also be deemed to be beneficially owned by Mr. Cadwell. The beneficial ownership of Mr. Cadwell also includes: (i) 750,000 shares issuable under options held by him; (ii) 25,659,058 shares issuable under convertible notes held by him with fixed conversion prices; and (iii) 17,052,943 shares issuable under a convertible note held by him with a conversion price that is dependent on the market price of the Company’s common stock prior to conversion, which for this purpose has been assumed to convert on March 20, 2013.  See Item 13 of this Form 10-K report regarding the Company’s outstanding convertible notes.

(4)	Includes 4,300,000 shares issuable under options held by Mr. Katzaroff.
(5)	Includes 375,000 shares issuable under options held by Mr. Clement.
(6)	Includes 7,046,666 shares issuable under warrants held by Mr. Spivak.
(7)	Includes 725,000 shares issuable under options held by Mr. Jolliff.
(8)	Includes 5,250,000 shares issuable under options held by Brookline.

Changes in Control

The Company does not know of any arrangements, including any pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from related parties

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is the Company’s chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of the Company’s common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090, at which time the note was extended for another year to October 31, 2013 with monthly payments increasing to $4,100.  There is no security held as collateral for this loan.  As of December 31, 2013, this loan was paid in full.  Since January 1, 2010, the Company has paid $163,275 in principal and $25,716 in interest to the holders of this loan.

Beginning in December, 2008, the Company has obtained financing from Carlton M. Cadwell, one of our directors and a beneficial owner of more than 10% of the Company’s common stock, in transactions which involved the Company’s issuance of convertible notes and common stock.  The table below sets forth the following information as to such financing transactions that have occurred since January 1, 2011:  (i) the date of the transaction, (ii) the amount invested, (iii) the initial principal amount of the note, (iv) the conversion price at which the principal amount and accrued interest may be converted into common stock, (v) the current maturity date of the note (including extensions granted by the holder), (vi) the principal balance of the note as of March 12, 2014], and (vii) the shares of the Company’s common stock issued on the transaction date.  For each of the notes, the initial principal amount shown below was the largest aggregate amount of principal outstanding since January 1, 2011.

Transaction Date	Amount Invested	Initial Principal Amount	Conversion Price	Maturity Date	Principal Balance	Shares Issued

6/9/11	$50,000	$50,000	$0.22	6/9/14	$50,000	20,000
6/17/11	$38,500	$38,500	$0.20	6/17/14	$38,500	15,400
6/30/11	$100,866	$100,866	$0.20	6/30/14	$100,866	40,346
8/31/11	$100,700	$100,700	$0.25	8/31/14	$100,700	40,280
9/22/11	$25,000	$25,000	$0.28	9/22/14	$25,000	10,000
9/30/11	$50,000	$50,000	$0.28	9/30/14	$50,000	20,000
10/21/11	$15,000	$15,000	$0.22	10/21/14	$15,000	6,000
10/31/11	$100,000	$100,000	$0.24	10/31/14	$100,000	40,000
11/25/11	$105,500	$105,500	$0.23	11/25/14	$105,500	42,200
12/30/11	$113,600	$113,600	$0.10	12/30/14	$113,600	45,440
1/31/12	$128,500	$128,500	$0.15	1/31/14	$128,500	51,400
2/21/12	$121,500	$121,500	$0.16	2/21/14	$121,500	48,600
3/22/12	$115,000	$115,000	$0.14	3/22/14	$115,000	46,000
4/12/12	$132,800	$132,800	$0.09	4/12/14	$132,800	53,120
4/30/12	$100,000	$100,000	$0.10	4/30/14	$100,000	40,000
5/17/12	$55,000	$55,000	$0.09	5/17/14	$55,000	22,000
5/31/12	$70,000	$70,000	$0.10	5/31/14	$70,000	28,000
8/30/12	$60,000	$60,000	$0.25	8/30/14	$60,000	24,000
10/15/12	$145,000	$145,000	$0.15	10/15/14	$145,000	58,000
10/29/12	$110,000	$110,000	$0.14	10/29/14	$110,000	44,000
11/1/12	$12,500	$12,500	$0.16	11/1/14	$12,500	5,000
12/17/12	$150,000	$150,000	$0.18	12/17/14	$150,000	60,000
1/18/13	$101,272	$101,272	$0.17	1/18/15	$101,272	40,509
1/22/13	$41,000	$41,000	$0.17	1/22/15	$41,000	16,400
6/17/13	$50,500	$50,500	$0.07	6/17/14	$50,500	20,200
7/11/13	$50,500	$50,500	$0.07	7/11/14	$50,500	20,200
8/1/13	$50,000	$50,000	$0.10	8/1/14	$50,000	20,000
8/15/13	$50,500	$50,500	$0.10	8/15/14	$50,500	20,200
9/12/13	$100,500	$100,500	$0.10	9/12/14	$100,500	40,200
10/15/13	$30,000	$30,000	$0.10	10/15/14	$30,000	12,000
11/14/13	$30,000	$30,000	$0.12	11/14/14	$30,000	12,000
12/16/13	$26,000	$26,000	$0.06	12/16/14	$26,000	10,400
1/16/14	$26,000	$26,000	$0.10	1/16/15	$26,000	10,400

All of the above notes bear interest at 10% per annum, with the principal and accrued interest payable on the maturity date.  No principal or interest has been paid on the notes set forth in the table above.

In support of its efforts to secure additional funds, the Company has reached an agreement in principle with Mr. Cadwell to convert most of his family’s debt into equity concurrent with the Company’s receipt of funds on pricing comparable to that obtained in any such financings.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE. - continued

Indebtedness from related parties - continued

The total principal balance of all convertible notes payable to Mr. Cadwell that are outstanding as of March 12, 2013 (including convertible notes issued prior to January 1, 2011) is $4,168,838, and the total accrued interest on those notes as of March 12, 2013, is $1,198,840.  All of the outstanding convertible notes have a fixed conversion price, except for one convertible note dated December 16, 2008, in the initial principal amount of $375,000, with interest payable at 10% per annum, and a current maturity date, as extended, of December 16, 2014.  At the option of the holder, that note is convertible into common stock by taking the principal to be converted and dividing it by 50% of the volume-weighted average trading price of the Company’s common stock for the 10 consecutive trading days immediately preceding the date of conversion. That note also provides that interest may be paid in shares using a 10 day moving average at the discretion of the note holder. As of March 12, 2013, the note has a principal balance of $375,000, and accrued but unpaid interest of $196,438. The convertible notes with fixed conversion prices are in book-entry form.

For additional information on the Company’s convertible notes, see the section entitled “Common Stock Issued for Convertible Debt” in Note 13 of the Notes to the Company’s Financial Statements included in this Form 10-K report.

Independent Directors

 The Company’s common stock is traded on the OTC Bulletin Board, which does not impose any independence requirements on the board of directors or the board committees of the companies whose stock is traded on that market.  The Company has decided to adopt the independence standards of the Nasdaq listing rules in determining whether the Company’s directors are independent.  Generally, under those rules a director does not qualify as an independent director if the director or a member of the director’s immediate family has had in the past three years certain relationships or affiliations with the company, the company’s auditors, or other companies that do business with the company.  The Company’s board of directors has determined that Mr. Cadwell and Mr. Clement and Mr. Spivak each qualified as an independent director under those Nasdaq rules, and accordingly, each would have been qualified under those rules to serve on a compensation committee or a nominating committee, if the Company had established such committees of the Company’s board of directors. Mr. Katzaroff is not an independent director due to his employment by the Company as an executive officer.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012 were $116,000 and $86,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2013 and 2012 were $2,000 and $4,000, respectively. These fees related to the preparation of federal income tax returns.

All Other Fees

There were no other fees billed for products or services provided by the Company’s principal accountant during the fiscal years ended December 31, 2013 and 2012.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The Advanced Medical Isotope Corporation Balance Sheets as of December 31, 2013 and 2012, the Statements of Operations for the years ended December 31, 2013 and 2012, the Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and December 31, 2012, and the Statements of Cash Flows for the years ended December 31, 2013 and 2012, together with the notes thereto and the report of HJ & Associates, LLC as required by Item 8 are included in this 2013 Annual Report on Form 10-K as set forth in Item 8 above.

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
3.1
Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

3.2		By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3
Articles and Certificate of Merger of HHH Entertainment Inc. and Savage Mountain Sports Corporation, dated April 3, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

3.4
Articles and Certificate of Merger of Earth Sports Products Inc. and Savage Mountain Sports Corporation, dated May 11, 2000 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

3.5
Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

3.6
Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

3.7
Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).

10.1
Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

10.2
Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.3
Employment Agreement dated August 15, 2006 with William J. Stokes (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.4
Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.5
Employment Agreement dated May 16, 2007 with Leonard Bruce Jolliff (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.6
Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.7
Employment Agreement dated January 15, 2008 with Dr. Fu-Min Su (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.8
Master Lease Agreement dated September 20, 2007 between BancLeasing, Inc. and Advanced Medical Isotope Corporation, and related documents (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A filed on December 2, 2011).

10.9
Lease Agreement dated July 17, 2007 between Robert L. and Maribeth F. Myers and Advanced Medical Isotope Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A filed on December 2, 2011).

10.10		Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.11	*
Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).

10.12	*
Memorandum of Agreement for Strategic Relationship dated August 19, 2011 between Advanced Medical Isotope Corporation and Spivak Management Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: March 31, 2014	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer, Director and Chairman (Principal Executive Officer)

Date: March 31, 2014	By:	/s/ L. Bruce Jolliff
Name: L. Bruce Jolliff
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2014	By:	/s/ Carlton M. Cadwell
Name: Carlton M. Cadwell
Title: Director

Advanced Medical Isotope Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Advanced Medical Isotope Corporation

We have audited the accompanying balance sheets of Advanced Medical Isotope Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Isotope Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

Salt Lake City, Utah
March 31, 2014

Advanced Medical Isotope Corporation
Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$-	$6,411
Accounts receivable - trade	-	21,239
Prepaid expenses	3,281	2,334
Prepaid expenses paid with stock, current portion	107,763	-
Inventory	8,475	4,100
Total current assets	119,519	34,084

Fixed assets, net of accumulated depreciation	14,913	214,656

Other assets:
License fees, net of amortization	7,171	16,060
Patents and intellectual property	35,482	360,475
Debt issuance costs	19,786	542,454
Deposits	5,406	5,406
Total other assets	67,845	924,395

Total assets	$202,277	$1,173,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,221,063	$1,278,605
Accrued interest payable	1,195,385	787,415
Payroll liabilities payable	81,514	74,349
Deferred income	-	265,531
Short term loan payable	349,913	35,846
Loans from stockholder		43,349
Convertible notes payable, net	375,259	395,102
Derivative liability	1,476,615	3,938,318
Related party convertible notes payable, net	4,158,819	3,573,892
Current portion of capital lease obligations	309,145	346,270
Total current liabilities	9,167,713	10,738,677

Long term liabilities:
Capital lease obligations, net of current portion	-	285,000
Total liabilities	9,167,713	11,023,677

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
120,807,808 and 81,544,459 shares issued and outstanding, respectively	120,807	81,544
Paid in capital	27,052,282	22,735,626
Accumulated deficit	(36,138,525)	(32,667,712)
Total stockholders’ equity (deficit)	(8,965,436)	(9,850,542)

Total liabilities and stockholders’ equity (deficit)	$202,277	$1,173,135

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Operations

	Years ended
	December 31,
	2013	2012

Revenues	$140,603	$247,968

Operating expenses
Cost of materials	105,331	72,820
Sales and marketing expenses	9,912	18,309
Depreciation and amortization expense	208,632	483,200
Professional fees	730,824	2,058,273
Stock options granted	634,255	1,638,523
Payroll expenses	812,507	728,609
General and administrative expenses	1,218,760	1,118,927
Total operating expenses	3,720,221	6,118,661

Operating loss	(3,579,618)	(5,870,693)

Non-operating income (expense):
Interest expense	(1,600,761)	(1,102,137)
Loss on sale of assets	-	-
Loss on impairment of assets	(332,709)	(16,661)
Loss on settlement of debt	(97,816)	(48,469)
Recognized income from grants	265,531	680,234
Gain (Loss) on derivative liability	1,874,560	(2,228,538)
Non-operating income (expense), net	108,805	(2,715,571)

Loss before Income Taxes	(3,470,813)	(8,586,264)

Income Tax Provision	-	-

Net loss	$(3,470,813)	$(8,586,264)

Loss per common share	$(0.03)	$(0.11)

Weighted average common shares outstanding	100,687,798	75,672,167

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred
	Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2011	-	$-	70,653,399	$70,653	$19,174,984	$(24,081,448)	$(4,835,811)

Common stock issued for:
Services	-	-	8,310,500	8,311	1,383,635	-	1,391,946
Loan fees on convertible debt	-	-	480,120	480	127,453	-	127,933
Accounts payable	-	-	15,000	15	2,535	-	2,550
Debt converted	-	-	2,085,440	2,085	408,496	-	410,581
Vesting of stock options and warrants	-	-	-	-	1,638,523	-	1,638,523
Net loss	-	-	-	-	-	(8,586,264)	(8,586,264)
Balances at December 31, 2012	-	-	81,544,459	81,544	22,735,626	(32,667,712)	(9,850,542)

Common stock issued for:
Cash and exercise of options and warrants	-	-	7,258,093	7,258	895,242	-	902,500
Exercise of warrants for services	-	-	222,222	222	19,778	-	20,000
Services & prepaid services	-	-	3,510,000	3,510	237,040	-	240,550
Loan fees on convertible debt	-	-	416,109	416	83,439	-	83,855
Accounts payable and prepaid services	-	-	2,435,500	2,436	131,564	-	134,000
Debt converted	-	-	25,421,425	25,421	2,416,622	-	2,442,043
Vesting of stock options and warrants	-	-	-	-	634,255	-	634,255
Stock offering costs	-	-	-	-	(131,090)	-	(131,090)
Beneficial conversion feature	-	-	-	-	22,759	-	22,759
Warrants issued for accounts receivable	-	-	-	-	7,047	-	7,047
Net loss	-	-	-	-	-	(3,470,813)	(3,470,813)

Balances at December 31, 2013	-	$-	120,807,808	$120,807	$27,052,282	$(36,138,525)	$(8,965,436)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow

	Year ended	Year ended
	December 31, 2013	December 31, 2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(3,470,813)	$(8,586,264)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation of fixed assets	199,743	472,038
Amortization of licenses and intangible assets	8,889	11,162
Amortization of convertible debt discount	713,429	479,239
Amortization of prepaid expenses paid with stock	-	35,375
Amortization of debt issuance costs	555,468	336,601
Impairment of intangible assets	332,709	16,661
(Gain) Loss on derivative liability	(1,874,560)	2,228,538
Loss on settlement of debt	97,816	48,469
Common stock issued for services	135,656	1,391,946
Common stock issued for interest	179,491	-
Stock options and warrants issued for services	634,255	1,638,523
Warrants exercised for services	20,000	-
Changes in operating assets and liabilities:
Accounts receivable – trade	21,239	(7,540)
Accounts receivable - other	-	-
Inventory	(4,375)	5,575
Prepaid expenses	(947)	(1,274)
Accounts payable	205,635	397,834
Payroll liabilities	7,165	11,928
Accrued interest	468,261	402,180
Deferred income	(265,531)	(680,234)

Net cash used by operating activities	(2,036,470)	(1,799,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire equipment	-	(14,750)
Cash used to acquire patents and intellectual property	(7,716)	(77,412)

Net cash used by investing activities	(7,716)	(92,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	(43,349)	(40,119)
Principal payments on capital lease	(322,125)	(400,543)
Proceeds from convertible note	1,496,072	2,640,800
Debt issuance costs	(32,800)	(123,000)
Proceeds from short term debt	349,913	-
Payments on convertible debt	(145,500)	(221,000)
Payments on short term debt	(35,846)	(10,879)
Proceeds from sale of stock for cash	877,500	-
Stock offering costs	(131,090)	-
Proceeds from exercise of options and warrants	25,000	-

Net cash provided by financing activities	2,037,775	1,845,259

Net increase (decrease) in cash	(6,411)	(46,146)
Cash, beginning of period	6,411	52,557

CASH, END OF PERIOD	$-	$6,411

Supplemental disclosures of cash flow information:
Cash paid for interest	$126,494	$155,865
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has suffered recurring losses and used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has relied upon outside investor funds to maintain the Company’s operations and develop the Company’s business. The Company anticipates it will continue to require funding from investors for working capital as well as business expansion during this fiscal year and it can provide no assurance that additional investor funds will be available on terms acceptable to us. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

The Company anticipates a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition the Company anticipates spending from approximately $2 million to $7 million over that period to fund the initial deployment of the Company’s brachytherapy products should FDA clearance be obtained, a modest distribution capability for third party isotopes and equipment and the potential acquisition of a controlling interest in a European company with which it is having discussions. As of December 31, 2013 the Company has $0 cash on hand which means there will be an anticipated shortfall of the full $2 to $7 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and the Company’s current lease commitments that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

Assuming the Company is successful in the Company’s sales/development effort it believes that it will be able to raise additional funds through the sale of the Company’s stock to either current or new stockholders. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 1:                     BASIS OF PRESENTATION - continued

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2013 and December 31, 2012, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

The Company adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at December 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$1,476,615	$-	$-	$1,476,615
Total Liabilities Measured at Fair Value	$1,476,615	$-	$-	$1,476,615

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$3,938,318	$-	$-	$3,938,318
Total Liabilities Measured at Fair Value	$3,938,318	$-	$-	$3,938,318

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

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

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2013, the Company has experienced no bad debt write offs from operations.

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consist of Finished Goods. The Company had no Raw Materials or Work in Process.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

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

The types of events and circumstances that management believes could indicate impairment are as follows:

·	A significant decrease in the market price of a long-lived asset.
·	A significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition.
·	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator.
·	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset.
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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

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

The Company made a $10,000 investment in 2010 for a patent license regarding its technology for the production of Mo-99. In May 2010 the Company entered into a License Agreement for the Patent Rights in the area of radioisotope production using electron beam accelerator(s) for creating short lived radioisotopes such as Molybdenum-99 and Technetium-99 with the University of Missouri. This Agreement calls for a $10,000 nonrefundable fee paid upon execution, a royalty agreement on sales, and an equipment licensing fee on equipment sales. Additionally the Agreement calls for a milestone payment of $250,000, due and payable five years after execution of this agreement and a milestone payment of $250,000, due and payable upon reaching $50,000,000 in cumulative net sales. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight line basis over a three year life. This license fee was fully amortized as of December 31, 2013.

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

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000	(1)
2014	$7,500
2015	$10,000
2016 and each calendar year thereafter	$25,000

(1) Paid February, 2014.

The Company made a $5,000 investment in February 2011 for a one year option agreement to negotiate an exclusive license agreement with Battelle Memorial Institute regarding its patents for the production of a radiogel technology.  This option agreement calls for a $5,000 upfront fee for the option, which expired February 2012 and was fully expensed in the twelve months ended December 31, 2011.  Effective March 2012, the Company entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of its patented radiogel technology. This license agreement calls for a $17,500 nonrefundable license fee and a royalty based on a percent of gross sales for licensed products sold; the license agreement also contains a minimum royalty amount to be paid each year starting with 2013.

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

 NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

License Fees – continued

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $8,889, and $11,162 for the years ended December 31, 2013, and 2012, respectively. Based on the license fees recorded at December 31, 2013, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $7,171, will be fully amortized during the year ending December 31, 2015. Future annual amortization is expected to be as follows:

Calendar Year	Annual Amortization
2014	$5,832
2015	$1,339

Patents and Intellectual Property

Patent filing costs and intellectual property costs totaling $7,716, and $77,412, were capitalized during the twelve months ended December 31, 2013, and 2012. The Company evaluates the recoverability of intangible assets, including patents and intellectual property, on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows. During the years ended December 31, 2013 and 2012 the Company impaired $332,709 and $0, respectively, worth of patent and intellectual property. This left a total $35,482 and $360,475 of capitalized patents and intellectual property costs at December 31, 2013 and 2012, respectively.

While patents are being developed or pending they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues. As of December 31, 2013, no amortization has begun.

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal year ended December 31, 2013 consisted of the sales of Oxygen 18 (stable isotope), Flouride 18 and Consulting Revenue. Revenue for the fiscal year ended December 31, 2012 consisted of the sales of Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

For the twelve months ended December 31, 2013 the Company recognized $265,531 of the $1,215,000 Department of Energy grant as income. The $265,531 recognized as of December 31, 2013 was for costs incurred for the twelve months ended December 31, 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Income from Grants – continued

As of December 31, 2013 and 2012 the grant money received and grant money recognized as income and deferred income is:

$1,215,000 Brachytherapy Grant
Deferred income at December 31, 2010	$1,191,492
Recognized income from grants in 2011	245,727
Deferred income at December 31, 2011	945,765
Recognized income from grants in 2012	680,234
Deferred income at December 31, 2012	265,531
Recognized income from grants in 2013	265,531
Deferred income at December 31, 2013	$-

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Convertible debt	56,286,404	32,859,850
Common stock options	10,350,000	4,775,000
Common stock warrants	40,103,548	24,411,701
Total potential dilutive securities	106,739,952	62,046,551

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

The Company incurred $416,161 and $973,611 research and development costs for the years ended December 31, 2013, and 2012, respectively, all of which were recorded in the Company’s operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed as of the years ended December 31, 2013 and 2012. During the twelve months ended December 31, 2013 and 2012, the Company incurred $0 and $1,050 respectively, in advertising costs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of product sales.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2013 and 2012.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2013 and 2012.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2013 and 2012, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 3:                      FIXED ASSETS

Fixed assets consist of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Production equipment	$2,131,377	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,614,153
Less accumulated depreciation	(2,599,240)	(2,399,497)
	$14,913	$214,656

Accumulated depreciation related to fixed assets is as follows:

	December 31, 2013	December 31, 2012
Production equipment	$2,119,830	$1,924,002
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	29,403	25,488
	$2,599,240	$2,399,497

Depreciation expense for the above fixed assets for the years ended December 31, 2013 and 2012, respectively, was $199,743 and $472,038.

NOTE 4:                      INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
License Fee	$112,500	$112,500
Less accumulated amortization	(105,329)	(96,440)
	7,171	16,060
Patents and intellectual property	35,482	360,475
	$42,653	$376,535

Amortization expense for the above intangible assets for the years ended December 31, 2013 and 2012, respectively, was $8,889 and $11,162.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 5:                      RELATED PARTY TRANSACTIONS

Loans from Stockholder

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is the Company’s chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of the Company’s common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090, at which time the note was extended for another year to October 31, 2013 with monthly payments increasing to $4,100.  There is no security held as collateral for this loan.  During 2013 the Company paid $43,349 in principal and $2,286 in interest. As of December 31, 2013 and December 31, 2012, the outstanding principal balance on this loan was $0 and $43,349, respectively.

Related Party Convertible Notes Payable

The Company issued various shares of common stock and convertible promissory notes during the twelve months ended December 31, 2013 and 2012 to a director and major stockholder. The details of these transactions are outlined in Note 13: Stockholders’ Equity - Common Stock Issued for Convertible Debt.

Rent Expenses

On July 17, 2007, the Company entered into a lease at 6208 West Okanogan Avenue, Kennewick, Washington, 99336 which has been used as the Company’s production center.  The term of the lease was five years, commencing on August 1, 2007.  Monthly rent for the first year of tenancy was $3,500.  Under the terms of the lease, the monthly rent would increase 8% each year so that monthly rent for the year beginning August 1, 2008 was $3,780, monthly rent for the year beginning August 1, 2009 was $4,082, monthly rent for the year beginning August 1, 2010 was $4,408, and monthly rent for the year beginning August 1, 2011 was $4,762.  Subsequent to July 31, 2012 the Company is renting this space on a month to month basis at $11,904 per month. The landlord of this space is a non-affiliated stockholder of the Company, who holds less than 5 percent of the total outstanding shares. During the years ended December 31, 2013 and 2012 the Company incurred rent expenses for this facility totaling $142,851 and $88,087 respectively. In addition, the lease agreement called for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares. The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease and was fully amortized as of December 31, 2013. For the years ended December 31, 2013 and 2012 the Company amortized $0 and $21,875 of this stock issuance and recognized it as rent expense.

There are no future minimum rental payments required under this rental agreement because it expired as of July 31, 2012 and subsequent to that date the Company is renting this space on a month to month basis.

Additionally, in June 2008, the Company entered into two 12-month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010, the Company is renting this space on a month to month basis. These lease agreements call for monthly rental payments of $2,733 and $2,328 per month respectively. Effective November 1, 2009, the Company terminated that portion of the lease agreements consisting of the $2,328 per month payment. Effective February 28, 2012 and retroactive back to December 1, 2011, the $2,328 rental payment per month was adjusted to $2,500 rental payment per month. The monthly rental was again adjusted to $2,675 for the months of March and April, 2012 and adjusted again to $2,850 effective for the months May through October, 2012. The monthly rent was again adjusted to $2,910 effective November, 2012. The Company terminated that lease effective December 31, 2013. For the years ended December 31, 2013 and 2012 the Company amortized $29,100 and $33,217 of this stock issuance and recognized it as rent expense.

There are no future minimum rental payments required under this rental agreement because it expired as of December 31, 2010 and subsequent to that date the Company was renting this space on a month to month basis until the lease was terminated December 31, 2013.

Pursuant to a lease for its Corporate office entered into prior to 2013, the Company paid a monthly rent of $2,910 per month during 2013.  The Company terminated that lease effective December 31, 2013.  In January 2014, the Company relocated and entered into a new 12-month lease for its corporate offices for a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a Director of the Company. Because the lease expires in December of 2014 the only future minimum rental payments are $18,000 for 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 6:                      RELATED PARTY TRANSACTIONS - continued

Rental expense for the years ended December 31, 2013 and 2012 consisted of the following:

	Year ended December 31, 2013	Year ended December 31, 2012
Office and warehouse space	$142,851	$88,087
Rental expense in the form of stock issuance	-	21,875
Corporate office	29,100	33,217
Total Rental Expense	$171,951	$143,179

NOTE 7:                      PREPAID EXPENSES PAID WITH STOCK

The Company issued stock for prepaid rent which expired annually through July 2012 at the rate of $37,500 per year. Additionally, the Company issued stock for prepaid services for the twelve months ended December 31, 2013 in the amount of $78,000 of which $26,000 expired in 2013 and was expensed and recorded as stock issued for services. The $52,000 balance will expire through December 2014. The Company also issued stock for prepaid services for the twelve months ended December 31, 2013 in the amount of $69,550 of which $17,388 expired in 2013 and was expensed and recorded as stock issued for services. The $52,163 balance will expire through December 2014. The Company also issued stock for prepaid services for the twelve months ended December 31, 2013 in the amount of $3,600 of which $0 expired in 2013 and the $3,600 balance will expire through December 2014. Prepaid expenses are expected to mature as follows:

For the twelve month period ending December 31, 2014	$107,763
Thereafter	-
$107,763

NOTE 8:                      CAPITAL LEASE OBLIGATIONS

During September 2007, the Company obtained two master lease agreements for $1,875,000 and $631,000, with interest on both leases accruing at 8.6% annually, secured by equipment and personal guarantee of two of the major stockholders. These long-term agreements shall be deemed capital lease obligations for purposes of financial statement reporting. The purpose of the lease is to acquire a Pulsar 10.5 PET Isotope Production System for a contracted amount of $1,875,000 plus ancillary equipment and facility for $933,888. Advances made by the Lessor for the benefit of the Company, less payments, total $631,270 as of December 31, 2012 and $309,145 as of December 31, 2013.

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

	Capital Lease Obligation
	PET Isotope Production System	Ancillary Equipment	Total
Total lease commitment	$1,875,000	$933,888	$2,808,888
Advances made for purchases	$1,511,268	$933,888	$2,445,156
Principal portion of payments	1,202,123	933,888	2,136,011
Net balance of advances payable	309,145	-	309,145
Add factor to arrive at total future minimum lease payments	17,775	-	17,775
Total future minimum lease payments	326,900	-	326,900
Less amount representing interest	17,775	-	17,775
Present value of net minimum lease payments	309,145	-	309,145
Amounts due within one year	257,913	-	257,913
Amounts due after one year	$51,232	$-	$51,232

The lease requires the Company to maintain a minimum debt service coverage ratio of 1:1 measured at fiscal year-end; non-compliance with this provision shall constitute a default and guarantors must contribute capital sufficient to fund any deficit in the debt service coverage ratio.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

 NOTE 8:                      CAPITAL LEASE OBLIGATIONS - continued

The definition of debt service coverage ratio is EBITDA (earnings before interest, taxes, depreciation and amortization), minus cash taxes, minus unfunded capital expenditures, plus capital injections, divided by (interest plus current portion of long-term debt). According to the debt service coverage ratio computation, at December 31, 2009 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2009.  However the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010, and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. The Company was in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly the Company recorded the entire value of the leases as a current obligation in the Company’s audited December 31, 2011 financial statements. However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2012 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2012 and reclassified the December 31, 2011 capital lease obligations to current and long term portions as of that date. The reason the Company was able to come into compliance with the minimum debt service coverage ratio stipulated in the loan covenants was due to the additional convertible debt raised during the year ended December 31, 2012. According to the debt service coverage ratio computation, at December 31, 2013 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2013.

The Company’s results of the minimum debt service ratio calculation for the years December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Net loss	$(3,470,813)	$(8,586,264)
- Interest	1,600,761	1,102,137
- Depreciation and amortization	208,632	483,200
EBITDA	(1,661,420)	(7,000,927)

- Cash taxes	-	-
- Unfunded capital expenditures	-	-
+ capital injections*	2,748,485	2,375,300
	1,087,065	(4,625,627)

Less non-cash items:**
Stock based consulting fees	131,388	1,405,445
Stock options granted	634,255	1,638,361
Loss on derivative liability	(1,874,560)	2,228,538
Loss on extinguishment of debt	97,816	48,470
	$75,964	$695,187

Interest plus current portion of long-term debt	$273,536	$386,006

Debt service coverage ratio	0.28	1.80

*	Cash for stock and convertible debt.
**	Other deductions from net income (add back for net loss) that were not explicitly stated in Calculation for EBITDA, but are implied as they are non-cash expenditures.

Principal maturities on the amount of the capital lease obligations advanced through December 31, 2013 are due as follows:

Year ended December 31,	Production Facility	Ancillary Equipment
2014	257,913	-
2015	51,232	-
Thereafter	-	-
	$309,145	$-

The capital lease obligation is the only Company debt that contains covenants.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

 NOTE 9:                   SHORT TERM LOAN PAYABLE

The Company had credit card debt of $46,725 that was converted to a promissory note March 15, 2012 secured by personal guarantees of Mr. Katzaroff, CEO and Mr. Jolliff, CFO of the Company. The note calls for $2,500 up front payment and nineteen payments of $2,568 including interest of twelve percent. As of December 31, 2012 the payments for August through December, 2012 had not yet been paid. For the twelve month period ending December 31, 2012 the Company paid $10,879 in principal and $1,894 in interest towards the debt. The note was called effective January 23, 2013 and the $5,301 of interest and collection costs as of that date have been accrued in the accompanying financial statement for the twelve months ending December 31, 2012. The principal balance of the loan was $35,846 and accrued interest of $5,326 was recorded as current liabilities as of December 31, 2012. No interest expense was recorded in 2013 for this note because the $35,846 principal balance and $5,326 accrued interest was paid in January 2013. As of December 31, 2013 there are no amounts due or outstanding.

NOTE 10:                   CONVERTIBLE NOTES PAYABLE

As of December 31, 2013 and 2012 the Company had the following convertible notes outstanding:

	December 31, 2013		December 31, 2012
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
October 2012 $63,000 Convertible Note, 8% interest, due April 2013, $0 and $63,000 outstanding, net of debt discount of $0 and $22,209, respectively	-	-	40,791	1,155	(1)
November 2012 $42,500 Convertible Note, 8% interest, due May 2013, $0 and $42,500 outstanding, net of debt discount of $0 and $16,724, respectively	-	-	25,776	525	(2)
December 2012 $55,000 Convertible Note, 0% interest for the first 90 days, due December 2013, with a 10% original issue discount, $0 and $55,000 outstanding, net of debt discount of $0 and $5,839, respectively	-	-	49,161	-	(3)
January 2013 $30,024 Convertible Note, 10% one-time interest, due January 2014, with a 10% original issue discount, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(4)
March 2013 $60,000 Convertible Note, 0% interest for the first 90 days, due March 2014, with a 8% original issue discount, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(5)
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $180,000 and $888,500 outstanding , net of debt discount of $8,576 and $628,846, respectively	171,424	30,610	259,654	47,199	(6)
September and October 2012 $115,000 Convertible Notes, 12% interest, due February and March 2014 (18 month notes), $0 and $115,000 outstanding, net of debt discount of $0 and $95,280, respectively	-	-	19,720	3,575	(7)
May 2013 $224,000 Convertible Note, 12% interest, due November 2014 (18 month note), $30,000 and $0 outstanding, net of debt discount of $17,450 and $0, respectively	12,550	2,257	-	-	(8)
April 2013 $72,280 Convertible Note, 0% interest for the first 90 days, due April 2014, with a 10% original issue discount, $16,646 and $0 outstanding, net of debt discount of $4,241 and $0, respectively	12,405	-	-	-	(9)
April 2013 $53,000 Convertible Note, 8% interest, due November 2013, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(10)
June 2013 $34,560 Convertible Note, 0% interest for the first 90 days, due June 2014, with a 10% original issue discount, $34,650 and $0 outstanding, net of debt discount of $14,676 and $0, respectively	19,884	3,456	-	-	(11)
July 2013 $53,000 Convertible Note, 8% interest, due February 2014, $53,000 and $0 outstanding, net of debt discount of $19,395 and $0, respectively	33,605	2,033	-	-	(12)
July 2013 $30,024 Convertible Note, 10% one-time interest, due July 2014, with a 10% original issue discount, $30,024 and $0 outstanding, net of debt discount of $15,876 and $0, respectively	14,148	3,002	-	-	(13)

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 10:                   CONVERTIBLE NOTES PAYABLE -continued

December 31, 2013		December 31, 2012
Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
August 2013 $53,000 Convertible Note, 8% interest, due March 2014, $53,000 and $0 outstanding, net of debt discount of $28,716 and $0, respectively	24,284	1,464	-	-	(14)
September 2013 $10,000 Convertible Note, 10% interest, due September 2014 (12 month note), $10,000 and $0 outstanding, net of debt discount of $131 and $0, respectively	9,869	330	-	-	(15)
September 2013 $30,000 Convertible Note, 12% interest, due September 2014, with a $1,500 original issue discount, $30,000 and $0 outstanding, net of debt discount of $17,945 and $0, respectively	12,055	937	-	-	(16)
October 2013 $37,500 Convertible Note, 8% interest, due July 2014, $37,500 and $0 outstanding, net of debt discount of $26,182 and $0, respectively	11,318	682	-	-	(17)
October 2013 $97,700 Convertible Note, 8% interest, due April 2014, with a 12% original issue discount, $97,700 and $0 outstanding, net of debt discount of $64,774 and $0, respectively	32,926	1,954	-	-	(18)
November 2013 $42,500 Convertible Note, 8% interest, due August 2014, $42,500 and $0 outstanding, net of debt discount of $34,368 and $0, respectively	8,132	494	-	-	(19)
November 2013 $27,800 Convertible Note, 10% one-time interest, due November 2014, with a 10% original issue discount, $27,800 and $0 outstanding, net of debt discount of $24,296 and $0, respectively	3,504	2,780	-	-	(20)
December 2013 $27,500 Convertible Note, 8% interest, due September 2014, $27,500 and $0 outstanding, net of debt discount of $26,005 and $0, respectively	1,495	90	-	-	(21)
December 2013 $69,120 Convertible Note, 0% interest for the first 90 days, due December 2014, with a 10% original issue discount, $69,120 and $0 outstanding, net of debt discount of $65,143 and $0, respectively	3,977	6,912	-	-	(22)
December 2013 $55,000 Convertible Note, 12% interest, due December 2014, with a $3,300 original issue discount, $55,000 and $0 outstanding, net of debt discount of $51,317 and $0, respectively	3,683	442	-	-	(23)

Total Convertible Notes Payable, Net	$375,259	$57,443	$395,102	$52,454

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 10:                      CONVERTIBLE NOTES PAYABLE - continued

(1) The Company borrowed $63,000 October 2012, due April 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (April 10, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $31,500 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2012 total amortization was recorded in the amount of $9,291 resulting in a debt discount of $22,209 December 31, 2012.  Also during 2012, interest expense of $1,155 was recorded for the note. During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $22,209 resulting in a debt discount of $0 at December 31, 2013.  Also during the twelve months ending December 31, 2013, interest expense of $1,341 was recorded for the note.

(2) The Company borrowed $42,500 November 2012, due May 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (May 2, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $21,250 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During 2012 total amortization was recorded in the amount of $4,526 resulting in a debt discount of $16,724 December 31, 2012.  Also during 2012, interest expense of $572 was recorded for the note. During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $16,724 resulting in a debt discount of $0 at December 31, 2013.  Also during the twelve months ending December 31, 2013, interest expense of $1,106 was recorded for the note.

(3) The Company borrowed $55,000 December 2012, due December 2013. The holder of the note has the right, after the first one hundred eighty days of the note (June 7, 2013), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($61,160) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($61,160) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($6,116) for a total repayment amount of $66,660.   The Company recorded a debt discount of $6,160 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During 2012 total amortization was recorded in the amount of $321 resulting in a debt discount of $5,839 December 31, 2012.  Also during 2012, interest expense of $0 was recorded for the note. During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $3,949 and total principal of $55,000 was converted into shares of common stock (see Note 13: Stockholders’ Equity) resulting in a decrease to the debt discount of $1,890. After conversions and amortization, principal and debt discount totaled $0 at December 31, 2013.  Also during the twelve months ending December 31, 2013, interest expense of $6,116 was recorded for the note.

(4) The Company borrowed $27,000 January 2013, due January 2014, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $3,024 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $30,024 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2013, total amortization was recorded in the amount of $23,032 and total principal of $30,024 was converted into shares of common stock (see Note 13: Stockholders’ Equity) resulting in a decrease to the debt discount of $6,992.  After conversions and amortization, principal and debt discount totaled $0 at December 31, 2013.  Also during the twelve months ending December 31 2013, interest expense of $3,002 was recorded for the note.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(5) The Company borrowed $60,000 March 2013, due December 2013, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (September 13, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $30,000 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $21,935 and total principal of $60,000 was converted into shares of common stock resulting in a decrease to the debt discount of $8,065.  After conversions and amortization, principal and debt discount totaled $0 at December 31, 2013.  Also during the twelve months ending December 31, 2013, interest expense of $2,400 was recorded for the note.

(6) The Company had received $1,060,000 in cash as of December 31, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.10. In addition, the Convertible Debt instruments have an equal amount of $0.15, five year common stock warrants.  During the year ending December 31, 2013, the Company entered into new notes with attached warrants with an exercise price of $0.06 per share, which triggered a reset provision of the exercise price of this note’s conversion price and the price of the warrants to $0.06.  The Convertible Debt instruments also include Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal. The Company recorded a debt discount of $1,060,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception (see Note 11: Derivative Liability).

During December of 2012 the holders of the Convertible Debt instruments exercised their conversion rights and converted $171,500 and $37,044 of the outstanding principal and accrued interest balances, respectively, into 2,085,440 shares of the Company’s common stock (see Note 13: Stockholders’ Equity).

During the twelve months ending December 31, 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted $708,500 and $153,036 of the outstanding principal and accrued interest balances.

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $431,154 resulting in a debt discount of $628,846 at December 31, 2012.  During 2012 interest expense of $84,243 was recorded for the Convertible Debt Instruments. During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $213,838 and principal of $708,500 was converted into shares of common stock (see Note 13: Stockholders’ Equity) resulting in a decrease to the debt discount of $404,627.  After conversions and amortization, principal totaled $180,000 and debt discount totaled $8,576 at December 31, 2013.  During the twelve months ending December 31, 2013 interest expense of $136,447 was recorded for the Convertible Debt Instruments.

(7) The Company had received $115,000 in cash as of December 31, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.10.  In addition the Convertible Debt instruments have an equal amount of $0.06, five year common stock warrants.    During the year ending December 31, 2013, the Company entered into new notes with attached warrants with an exercise price of $0.06 per share, which triggered a reset provision of the exercise price of this note’s conversion price and the price of the warrants to $0.06.  The Convertible Debt instruments also include Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal.  The Company recorded a debt discount of $115,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception (see Note 11: Derivative Liability).

 During the twelve months ending December 31, 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted $115,000 and $24,840 of the outstanding principal and accrued interest balances(see Note 13: Stockholders’ Equity).

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $19,720 resulting in a debt discount of $95,280 at December 31, 2012.  During 2012 interest expense of $3,575 was recorded for the Convertible Debt Instruments. During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $9,297 the conversion of the total principal of $115,000 resulted in a decrease to the debt discount of $85,983. After conversions and amortization, principal and debt discount totaled $0 at December 31, 2013.  During the twelve months ending December 31, 2013 interest expense of $21,265 was recorded for the Convertible Debt Instruments.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(8) The Company had received $224,000 in cash as of December 31, 2013 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.06.  In addition the Convertible Debt instruments have an equal amount of $0.06, five year common stock warrants. The Company recorded a debt discount of $220,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception (see Note 11: Derivative Liability).

During the twelve months ending December 31, 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted $194,000 and $41,040 of the outstanding principal and accrued interest balances(see Note 13: Stockholders’ Equity).

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $79,904 and the conversion of principal of $194,000 (see Note 13: Stockholders’ Equity) resulted in a decrease to the debt discount of $122,647.  After conversions and amortization, principal totaled $30,000 and debt discount totaled $17,450 at December 31, 2013.  During the twelve months ending December 31, 2013 interest expense of $43,296 was recorded for the Convertible Debt Instruments.

(9) The Company borrowed $65,000 April 2013, due April 2014. The holder of the note has the right, after the first one hundred eighty days of the note (September 30, 2013), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($72,280) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($72,280) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($7,228) for a total repayment amount of $79,508.   The Company recorded a debt discount of $72,280 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $46,458 (see Note 13: Stockholders’ Equity) resulting in a decrease to the debt discount of $21,581.  The net total of principal totaled $16,646 and debt discount totaled $4,241 at December 31, 2013.

(10) The Company borrowed $53,000 April 2013, due January 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (October 27, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $26,500 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013, the Company paid cash of $40,000 to reduce the note.  Also during the year ending December 31, 2013, total amortization was recorded in the amount of $24,333 (see Note 13: Stockholders’ Equity) resulting in a decrease to the debt discount of $2,167.  The net total of principal and debt discount totaled $0 at December 31, 2013. Also during the twelve months ending December 31, 2013, interest expense of $2,120 was recorded for the note.

(11) The Company borrowed $31,200 June 2013, due June 2014. The holder of the note has the right, after the first one hundred eighty days of the note (December 1, 2013), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($4,560) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($4,560) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($3,456) for a total repayment amount of $38,016. The Company recorded a debt discount of $34,560 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $19,884 resulting in a debt discount of $14,676 at December 31, 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(12) The Company borrowed $53,000 July 2013, due April 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 6, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $53,000 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $33,605 resulting in a debt discount of $19,395 at December 31, 2013.  Also during the twelve months ending December 31, 2013, interest expense of $2,033 was recorded for the note.

(13) The Company borrowed $27,000 July 2013, due July 2014, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $3,024 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $30,024 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2013, interest expense of $3,002 was recorded, and total amortization of $14,148 was recorded resulting in a debt discount of $15,876 at December 31, 2013.

(14) The Company borrowed $53,000 August 2013, due May 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 6, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $53,000 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $24,284 resulting in a debt discount of $28,716 December 31, 2013.  Also during the twelve months ending December 30, 2013, interest expense of $1,464 was recorded for the note.

(15) The Company issued 4,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in September 2013. The Note matures in September of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $10,000 debt plus the $0.10 fair market value of the 4,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $10,000 debt and the value of the 4,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $9,804 toward the debt and $196 to the shares and $0 to the beneficial conversion feature. The $196 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. $65 of the debt discount has been amortized bringing the net total debt balance related to this convertible promissory note to $9,869 as of December 31, 2013. Additionally, $330 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

(16) The Company borrowed $28,500 September 2013, due July 2014, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $1,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $24,259 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2013, $937 interest expense was recorded, and total amortization of $6,314 was recorded resulting in a debt discount of $17,945 at December 31, 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(17) The Company borrowed $37,500 October 2013, due July 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (April 7, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $11,318 resulting in a debt discount of $26,182 December 31, 2013.  Also during the twelve months ending December 30, 2013, interest expense of $682 was recorded for the note.

(18) The Company borrowed $97,700 October 2013, due April 2014, with interest at 8%. The holder of the note has the right, after the first ninety days of the note (January 29, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the twenty trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first one hundred eighty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $97,700 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $32,927 resulting in a debt discount of $64,773 December 31, 2013.  Also during the twelve months ending December 31, 2013, interest expense of $1,954 was recorded for the note.

(19) The Company borrowed $42,500 November 2013, due August 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (May 7, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $42,500 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $8,132 resulting in a debt discount of $34,368 December 31, 2013.  Also during the twelve months ending December 31, 2013, interest expense of $494 was recorded for the note.

(20) The Company borrowed $25,000 November 2013, due November 2014, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $2,800 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $27,800 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2013, interest expense of $2,780 was recorded, and total amortization of $3,504 was recorded resulting in a debt discount of $24,296 at December 31, 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(21) The Company borrowed $27,500 December 2013, due September 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (June 14, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $27,500 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $1,495 resulting in a debt discount of $26,005 December 31, 2013.  Also during the twelve months ending December 30, 2013, interest expense of $90 was recorded for the note.

(22) The Company borrowed $62,400 December 2013, due December 2014. The holder of the note has the right, after the first one hundred eighty days of the note (June 8, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($69,120) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($69,120) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($6,912) for a total repayment amount of $83,773. The Company recorded a debt discount of $69,120 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $3,977 resulting in a debt discount of $65,143 at December 31, 2013.

(23) The Company borrowed $51,700 December 2013, due December 2014. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $3,300 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2013, $442 of interest expense was recorded, and total amortization of $3,683 was recorded resulting in a debt discount of $51,317 at December 31, 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 11:                   DERIVATIVE LIABILITY

During the years ending December 31, 2013 and 2012 the Company had the following activity in their derivative liability account:

	Warrants	Conversion Feature	Total
Derivative Liability at December 31, 2011	$-	$-	$-
Liability on 2012 Issuances of Warrants and Debt	2,516,204	2,226,600	4,742,804
Elimination of Liability on Conversion	-	(280,185)	(280,185)
Change in Fair Value at Year End	(172,844)	(351,457)	(524,301)
Derivative Liability at December 31, 2012	2,343,360	1,594,958	3,938,318
Liability on 2013 Issuances of Warrants and Debt	199,752	1,213,731	1,413,483
Elimination of Liability on Conversion	-	(1,402,242)	(1,402,242)
Change in Fair Value at Year End	(1,739,289)	(733,655)	(2,472,944)
Derivative Liability at December 31, 2013	$803,823	$672,792	$1,476,615

The Company uses the Black-Scholes pricing model to estimate fair value at inception and at each reporting date.  As of December 31, 2013 and 2012 the Company used the following assumptions in their Black-Scholes model:

	December 31, 2013	December 31, 2012
Risk-free interest rate	0.07% - 1.58%	0.16% - 0.70%
Expected life in years	0.08 – 4.37	1.25 - 4.75
Dividend yield	0%	0%
Expected volatility	116.63% - 209.82%	112.26% - 206.14%

During 2013 the Company recorded a total loss on derivative liability of $598,384 on the inception dates of the various new borrowings.  This, net against the change in the fair value of the derivative liability at year end, which was a gain of $2,472,944, resulted in a total gain on derivative liability for 2013 of $1,874,560.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 12:                   INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryover	$6,175,600	$5,755,600
Depreciation	341,200	217,600
Related party accrual	379,800	247,400
Deferred tax liabilities	-	-
Valuation allowance	(7,921,200)	(6,220,600)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	December 31, 2013	December 31, 2012
Book loss	$(1,180,100)	$(2,919,300)
Grant income	(90,300)	(231,300)
Depreciation	12,300	99,200
Intangible asset impairment	113,100	-
Related party accrual	132,400	104,400
Meals and entertainment	2,700	3,300
Stock for services	46,100	473,300
Options expense	215,600	557,000
Non-cash interest expense	81,500	56,100
Other non-deductable expenses	(67,100)	987,200
Valuation allowance	733,800	870,100
Income tax expense	$-	$-

At December 31, 2013, the Company had net operating loss carryforwards of approximately $18,163,600 that may be offset against future taxable income from the year 2014 through 2033.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 12:                   INCOME TAXES – continued

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Washington. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE 13:                   STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash and the Exercise of Options and Warrants

In February 2013, the Company issued 60,000 restricted shares of its common stock shares in exchange for $6,000 and the cancellation of the Additional Investment Rights attached to a convertible note received August 1, 2012. The Company also issued 60,000 restricted shares of its restricted stock in exchange for $9,000 and the cancellation of the warrants attached to the Additional Investment Rights. Additionally, the Company issued 150,000 restricted shares of its common stock shares for the exercise of warrants for $22,500 cash.

In March 2013 the Company issued 166,666 shares of common stock with a total fair market value of $25,000 to the Chief Executive Office and the Chief Financial Officer of the Company. The fair market value of the shares issued was $0.15 per share. The shares were issued for $25,000 cash.

In March 2013 the Company sold 3,333,333 shares of its common stock for $500,000.  Stock offering costs incurred on this transaction were $84,045.

In April 2013 the Company sold 2,857,142 shares of its common stock for $300,000. Stock offering costs incurred on this transaction were $47,045.

In August 2013 the Company sold 214,285 shares of its common stock at $0.07 per share for cash of $15,000. In addition to the common stock shares the Company issued 214,285 $0.10 warrants good until August 5, 2014.

In September 2013 the Company issued 416,667 shares of its common stock in exchange for $25,000 in conjunction with the exercise of the Warrants attached to a convertible note received August 1, 2012.

Common Stock Issued for the Exercise of Warrants for Services

In January 2013 the Company issued 222,222 shares of common stock with a total fair market value of $20,000. The fair market value of the shares issued was $0.09 per share. The shares were exchanged for 222,222 warrants and were issued for $20,000 worth of current year services.

Common Stock Issued for Services and Prepaid Services

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

In January 2013 the Company issued 80,000 shares of common stock with a total fair market value of $15,600. The fair market value of the shares issued was $0.195 per share. The shares were issued for $15,600 worth of current year services.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                   STOCKHOLDERS’ EQUITY– continued

Common Stock Issued for Services and Prepaid Services– continued

In April 2013 the Company issued 500,000 shares of common stock with a total fair market value of $57,500. The fair market value of the shares issued was $0.115 per share. The shares were issued for $57,500 worth of current year services.

In May 2013 the Company issued 100,000 shares of common stock with a total fair market value of $7,500. The fair market value of the shares issued was $0.075 per share. The shares were issued for $7,500 worth of current year services.

In August 2013 the Company entered into a Consulting Agreement with an Investment Consultant to assist the Company in entering the Global markets. The Consulting Agreement called for a payment of cash plus 1,500,000 shares of the Company’s common stock.  The issued shares resulted in an expense of $26,000 worth of current year services and $52,000 worth of future services based on the closing price of the Company’s common stock on the date the agreement was entered into.

In October 2013 the Company entered into a Consulting Agreement with a Marketing Consultant to assist the Company in promoting the Company’s stock. The Consulting Agreement called for a payment of cash plus 200,000 shares of the Company’s common stock.  The issued shares resulted in an expense of $8,800 worth of current year services based on the closing price of the Company’s common stock on the date the agreement was entered into.

In November 2013 the Company issued 60,000 shares of common stock with a total fair market value of $3,600. The fair market value of the shares issued, based on the closing price of the Company’s common stock on the date the agreement was entered into, was $0.06 per share. The shares were issued for $3,600 worth of future services.

In December 2013 the Company issued 1,070,000 shares of common stock with a total fair market value of $69,550. The fair market value of the shares, based on the closing price of the Company’s common stock on the date the agreement was entered into, issued was $0.065 per share. The shares were issued for $17,388 worth of current year services and $52,163 worth of future services.

Common Stock Issued for Accounts Payable and Prepaid Services

In February 2012 the Company issued 15,000 shares of common stock with a total fair market value of $2,550. The fair market value of the shares issued was $0.17 per share. The shares were issued to extinguish $2,000 of a prior year liability and a loss on the extinguishment of debt was recorded for $550.

In January 2013 the Company issued 35,500 shares of common stock with a total fair market value of $6,000. The fair market value of the shares issued was $0.169 per share. The shares were issued to extinguish $2,130 of a prior year liability for $2,870 worth of current year services and a loss on the extinguishment of debt was recorded for $1,000.

In September 2013 the Company issued 1,000,000 shares of common stock to a employee in exchange for a reduction in the balance of accounts payable due the employee. The fair market value of the shares was $44,000, based on the $0.044 per share closing price of the Company's common stock on the date the shares were issued.

In December 2013 the Company issued 1,400,000 shares of its common stock with a total fair market value of $84,000.  The fair market value of the shares, based on the closing price of the Company’s common stock on the date the agreement was entered into, was $0.06 per share.  The shares were issued to extinguish $210,000 of a prior year liability and a gain on the extinguishment of debt was recorded for $126,000.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt

The Company issued a convertible promissory note in the amount of $375,000 with interest payable at 10% per annum in 2008 to the Company’s major stockholder, who is also a Director. The Note matures on December 16, 2009 (the "Maturity Date"). The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. Interest on the Note is payable every six months until the Note is paid in full. Additionally, in connection with the convertible note, 150,000 shares of the Company’s common stock were issued to the note holder.  At the option of the holder, the note is convertible, in whole or in part, into the Company’s common stock by taking the principal to be converted and dividing it by fifty percent of the volume-weighted average trading price of the Company’s common stock for the 10 consecutive trading days immediately preceding the date of conversion. The note is convertible at any time.

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

The Company allocated the proceeds to the shares issued and the debt and then calculated a beneficial conversion feature.  The Company performed these calculations which resulted in a beneficial conversion feature with an intrinsic value of $322,234.  The 150,000 shares of common stock were valued at $46,053 and the debt was recorded at $6,713. Because the debt is immediately convertible, the value of the beneficial conversion feature is calculated as if converted on the commitment date.  The $322,234 allocated to the beneficial conversion feature along with the $46,053 allocated to the 150,000 shares of common stock is being accreted to interest expense over the twelve month life of the debt. Interest expense of $368,287 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $375,000 as of December 31, 2009. The note expired December 16, 2009, was extended by the note holder for another year until December 16, 2010, and another year to December 16, 2011, and another year to December 16, 2012, and another year to December 16, 2013, and another year to December 16, 2014. The Company recognized interest expense of $37,418 and $37,500 in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in March 2009 to the Company’s major stockholder, who is also a Director. The Note matured in March of 2010, was extended by the note holder for another year until March, 2011, and another year until March, 2012, and another year until March, 2013, and another year until March, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.31 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $25,397 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2010. Additionally, $9,942 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

 The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in April 2009 to the Company’s major stockholder, who is also a Director. The Note matured in April of 2010, was extended by the note holder for another year until April, 2011, and extended again until April, 2012, and extended again until April, 2013, and extended again until April, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share.  The value of the $50,000 debt plus the $0.31 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $31,268 toward the debt and $6,140 to the shares and $12,592 to the beneficial conversion feature.  The $6,140 value of the shares and the $12,592 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $18,732 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2010. Additionally, $5,000 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 90,560 shares of its common stock and a convertible promissory note in the amount of $226,400 with interest payable at 10% per annum in September 2009 to the Company’s major stockholder, who is also a Director. The Note matured in September of 2010, was extended by the note holder for another year until September, 2011, and extended again until September 2012, and extended again until September 2013, and extended again until September 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share. The value of the $226,400 debt plus the $0.39 fair market value of the 90,560 shares at the date of the agreement was prorated to arrive at the allocation of the original $226,400 debt and the value of the 90,560 shares and the beneficial conversion feature.  The computation resulted in an allocation of $106,870 toward the debt and $30,552 to the shares and $88,978 to the beneficial conversion feature.  The $30,552 value of the shares and the $88,978 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $119,530 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $226,400 as of December 31, 2010. Additionally, $22,640 and $22,640 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 66,000 shares of its common stock and a convertible promissory note in the amount of $155,000 with interest payable at 10% per annum in October 2009 to the Company’s major stockholder, who is also a Director. The Note matured in October of 2010, was extended by the note holder for another year until October, 2011, and extended another year to October 2012, and extended another year to October 2013, and extended another year to October 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.51 per share. The value of the $155,000 debt plus the $0.51 fair market value of the 66,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $155,000 debt and the value of the 66,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $99,690 toward the debt and $27,655 to the shares and $27,655 to the beneficial conversion feature.  The $27,655 value of the shares and the $27,655 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $55,310 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $155,000 as of December 31, 2010. Additionally, $15,500 and $15,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 80,000 shares of its common stock and a convertible promissory note in the amount of $200,000 with interest payable at 10% per annum in November 2009 to the Company’s major stockholder, who is also a Director. The Note matured in November of 2010, was extended by the note holder for another year until November, 2011, and extended another year until November 2012, and extended another year until November 2013, and extended another year until November 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $200,000 debt plus the $0.59 fair market value of the 80,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $200,000 debt and the value of the 80,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $123,624 toward the debt and $38,188 to the shares and $38,188 to the beneficial conversion feature.  The $38,188 value of the shares and the $38,188 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $76,376 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $200,000 as of December 31, 2010, respectively. Additionally, $20,000 and $20,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in December 2009 to the Company’s major stockholder, who is also a Director. The Note matured in December of 2010, was extended by the note holder for another year until December, 2011, and another year to December, 2012, and another year to December, 2013, and another year to December, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $100,000 debt plus the $0.59 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $61,812 toward the debt and $19,094 to the shares and $19,094 to the beneficial conversion feature.  The $19,094 value of the shares and the $19,094 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $38,188 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2010. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in January 2010 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2011, was extended by the note holder for another year until January, 2012, and extended another year to January, 2013, and extended another year to January, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.45 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $79,492 toward the debt and $15,254 to the shares and $5,254 to the beneficial conversion feature. The $15,254 value of the shares and the $5,254 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $20,508 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2011. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in February 2010 to the Company’s major stockholder, who is also a Director. The Note matures in February of 2011, was extended by the note holder for another year until February, 2012, and extended another year to February, 2013, and extended another year to February, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.49 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $69,224 toward the debt and $16,388 to the shares and $14,388 to the beneficial conversion feature. The $16,388 value of the shares and the $14,388 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $30,776 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2011. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 90,000 shares of its common stock and a convertible promissory note in the amount of $225,000 with interest payable at 10% per annum in March 2010. The Note matures in March of 2011, was extended by the note holder for another year until March, 2012, and was extended by the note holder for another year until March, 2013, and was extended by the note holder for another year until March, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $225,000 debt plus the $0.40 fair market value of the 90,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $225,000 debt and the value of the 90,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $162,932 toward the debt and $31,034 to the shares and $31,034 to the beneficial conversion feature. The $31,034 value of the shares and the $31,034 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $62,068 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $225,000 as of December 31, 2011. Additionally, $22,500 and $22,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in April 2010 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2011, was extended by the note holder for another year until April, 2012, and was extended by the note holder for another year until April, 2013, and was extended by the note holder for another year until April, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $50,500 debt plus the $0.40 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $36,568 toward the debt and $6,966 to the shares and $6,966 to the beneficial conversion feature. The $6,966 value of the shares and the $6,966 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $13,932 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,500 December 31, 2011. Additionally, $5,050 and $5,050 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 22,880 shares of its common stock and a convertible promissory note in the amount of $57,200 with interest payable at 10% per annum in May 2010 to the Company’s major stockholder, who is also a Director. The Note matures in May of 2011, was extended by the note holder for another year until May, 2012, and extended by the note holder for another year until May, 2013, and extended by the note holder for another year until May, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share. The value of the $57,200 debt plus the $0.30 fair market value of the 22,880 shares at the date of the agreement was prorated to arrive at the allocation of the original $57,200 debt and the value of the 22,880 shares and the beneficial conversion feature. The computation resulted in an allocation of $44,942 toward the debt and $6,129 to the shares and $6,129 to the beneficial conversion feature. The $6,129 value of the shares and the $6,129 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $12,258 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $57,200 as of December 31, 2011. Additionally, $5,720 and $5,720 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in June 2011 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2012 and was extended by the note holder for another year until June, 2013, and was extended by the note holder for another year until June, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $50,000 debt plus the $0.22 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $41,912 toward the debt and $4,044 to the shares and $4,044 to the beneficial conversion feature. The $4,044 value of the shares and the $4,044 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $8,088 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2012. Additionally, $5,000 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 15,400 shares of its common stock and a convertible promissory note in the amount of $38,500 with interest payable at 10% per annum in June 2011 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2012, and was extended by the note holder for another year until June, 2013, and was extended by the note holder for another year until June, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $38,500 debt plus the $0.20 fair market value of the 15,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $38,500 debt and the value of the 15,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $32,796 toward the debt and $2,852 to the shares and $2,852 to the beneficial conversion feature. The $2,852 value of the shares and the $2,852 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,704 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $38,500 as of December 31, 2012. Additionally, $3,851 and $3,851 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 40,346 shares of its common stock and a convertible promissory note in the amount of $100,866 with interest payable at 10% per annum in June 2011 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2012, and was extended by the note holder for another year until June, 2013, and was extended by the note holder for another year until June, 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $100,866 debt plus the $0.20 fair market value of the 40,346 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,866 debt and the value of the 40,346 shares and the beneficial conversion feature. The computation resulted in an allocation of $85,922 toward the debt and $7,472 to the shares and $7,472 to the beneficial conversion feature. The $7,472 value of the shares and the $7,472 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $14,944 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,866 as of December 31, 2012. Additionally, $10,087 and $10,008 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

 The Company issued 40,280 shares of its common stock and a convertible promissory note in the amount of $100,700 with interest payable at 10% per annum in August 2011 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2012, and was extended by the note holder for another year until August 2013, and was extended by the note holder for another year until August 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.25 per share. The value of the $100,700 debt plus the $0.25 fair market value of the 40,280 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,700 debt and the value of the 40,280 shares and the beneficial conversion feature. The computation resulted in an allocation of $82,390 toward the debt and $9,155 to the shares and $9,155 to the beneficial conversion feature. The $9,155 value of the shares and the $9,155 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $18,310 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,700 as of December 31, 2012. Additionally, $10,070 and $10,072 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 10,000 shares of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in September 2011 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2012, and was extended by the note holder for another year until September 2013, and was extended by the note holder for another year until September 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $25,000 debt plus the $0.28 fair market value of the 10,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 10,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $19,964 toward the debt and $2,518 to the shares and $2,518 to the beneficial conversion feature. The $2,518 value of the shares and the $2,518 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,036 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,000 as of December 31, 2012. Additionally, $2,500 and $2,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in September 2011 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2012, and was extended by the note holder for another year until September 2013, and was extended by the note holder for another year until September 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $50,000 debt plus the $0.28 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $39,928 toward the debt and $5,036 to the shares and $5,036 to the beneficial conversion feature. The $5,036 value of the shares and the $5,036 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $10,072 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2012. Additionally, $5,000 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 6,000 shares of its common stock and a convertible promissory note in the amount of $15,000 with interest payable at 10% per annum in October 2011 to the Company’s major stockholder, who is also a Director. The Note matures in October of 2012, and was extended by the note holder for another year until October 2013, and was extended by the note holder for another year until October 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $15,000 debt plus the $0.22 fair market value of the 6,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $15,000 debt and the value of the 6,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $12,574 toward the debt and $1,213 to the shares and $1,213 to the beneficial conversion feature. The $1,213 value of the shares and the $1,213 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,426 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $15,000 as of December 31, 2012. Additionally, $1,500 and $1,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in October 2011 to the Company’s major stockholder, who is also a Director. The Note matures in October of 2012, and was extended by the note holder for another year until October 2013, and was extended by the note holder for another year until October 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.24 per share. The value of the $100,000 debt plus the $0.24 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $82,482 toward the debt and $8,759 to the shares and $8,759 to the beneficial conversion feature. The $8,759 value of the shares and the $8,759 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $17,518 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2012. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 42,200 shares of its common stock and a convertible promissory note in the amount of $105,500 with interest payable at 10% per annum in November 2011 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2012, and was extended by the note holder for another year until November 2013, was extended by the note holder for another year until November 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.23 per share. The value of the $105,500 debt plus the $0.23 fair market value of the 42,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $105,500 debt and the value of the 42,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $87,724 toward the debt and $8,888 to the shares and $8,888 to the beneficial conversion feature. The $8,888 value of the shares and the $8,888 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $17,777 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $105,500 as of December 31, 2012. Additionally, $10,550 and $10,552 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 45,440 shares of its common stock and a convertible promissory note in the amount of $113,600 with interest payable at 10% per annum in December 2011 to the Company’s major stockholder, who is also a Director. The Note matures in December of 2012, and was extended by the note holder for another year until December 2013, and was extended by the note holder for another year until December 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $113,600 debt plus the $0.10 fair market value of the 45,440 shares at the date of the agreement was prorated to arrive at the allocation of the original $113,600 debt and the value of the 45,440 shares and the beneficial conversion feature. The computation resulted in an allocation of $104,862 toward the debt and $4,369 to the shares and $4,369 to the beneficial conversion feature. The $4,369 value of the shares and the $4,369 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $8,738 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $113,600 as of December 31, 2012. Additionally, $11,360 and $11,360 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012.

The Company issued 51,400 shares of its common stock and a convertible promissory note in the amount of $128,500 with interest payable at 10% per annum in January 2012 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2013, and was extended by the note holder for another year until December 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.15 per share. The value of the $128,500 debt plus the $0.15 fair market value of the 51,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $128,500 debt and the value of the 51,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $113,952 toward the debt and $7,274 to the shares and $7,274 to the beneficial conversion feature. The $7,274 value of the shares and the $7,274 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,212 and $13,336 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $128,500 and $127,288 as of December 31, 2013, and 2012, respectively. Additionally, $12,850 and $11,781 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013, and 2012, respectively.

The Company issued 48,600 shares of its common stock and a convertible promissory note in the amount of $121,500 with interest payable at 10% per annum in February 2012 to the Company’s major stockholder, who is also a Director. The Note matures in February of 2013, and was extended by the note holder for another year until February 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.16 per share. The value of the $121,500 debt plus the $0.16 fair market value of the 48,600 shares at the date of the agreement was prorated to arrive at the allocation of the original $121,500 debt and the value of the 48,600 shares and the beneficial conversion feature. The computation resulted in an allocation of $106,884 toward the debt and $7,308 to the shares and $7,308 to the beneficial conversion feature. The $7,308 value of the shares and the $7,308 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,133 and $12,484 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $121,500 and $119,368 as of December 31, 2013 and 2012, respectively. Additionally, $12,150 and $10,379 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012, respectively.

The Company issued 46,000 shares of its common stock and a convertible promissory note in the amount of $115,000 with interest payable at 10% per annum in March 2012 to the Company’s major stockholder, who is also a Director. The Note matures in March of 2013, and was extended by the note holder for another year until March 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.14 per share. The value of the $115,000 debt plus the $0.14 fair market value of the 46,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $115,000 debt and the value of the 46,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $102,804 toward the debt and $6,098 to the shares and $6,098 to the beneficial conversion feature. The $6,098 value of the shares and the $6,098 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,796 and $9,401 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $115,000 and $112,205 as of December 31, 2013 and 2012, respectively. Additionally, $11,500 and $8,865 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012, respectively.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 53,120 shares of its common stock and a convertible promissory note in the amount of $132,800 with interest payable at 10% per annum in April 2012 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2013, and was extended by the note holder for another year until April 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $132,800 debt plus the $0.09 fair market value of the 53,120 shares at the date of the agreement was prorated to arrive at the allocation of the original $132,800 debt and the value of the 53,120 shares and the beneficial conversion feature. The computation resulted in an allocation of $123,570 toward the debt and $4,615 to the shares and $4,615 to the beneficial conversion feature. The $4,615 value of the shares and the $4,615 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,715 and $6,514 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $132,800 and $130,084 as of December 31, 2013 and 2012, respectively. Additionally, $13,280 and $9,340 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012, respectively.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in April 2012 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2013, and was extended by the note holder for another year until April 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $100,000 debt plus the $0.10 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $92,308 toward the debt and $3,846 to the shares and $3,846 to the beneficial conversion feature. The $3,846 value of the shares and the $3,846 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,566 and $5,126 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 and $97,434 as of December 31, 2013 and 2012, respectively. Additionally, $10,000 and $6,670 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012, respectively.

The Company issued 22,000 shares of its common stock and a convertible promissory note in the amount of $55,000 with interest payable at 10% per annum in May 2012 to the Company’s major stockholder, who is also a Director. The Note matures in May of 2013, and was extended by the note holder for another year until May 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $55,000 debt plus the $0.09 fair market value of the 22,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $55,000 debt and the value of the 22,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $51,178 toward the debt and $1,911 to the shares and $1,911 to the beneficial conversion feature. The $1,911 value of the shares and the $1,911 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,432 and $2,390 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $55,000 and $53,568 as of December 31, 2013 and 2012, respectively. Additionally, $5,500 and $3,438 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012, respectively.

The Company issued 28,000 shares of its common stock and a convertible promissory note in the amount of $70,000 with interest payable at 10% per annum in May 2012 to the Company’s major stockholder, who is also a Director. The Note matures in May of 2013, and was extended by the note holder for another year until May 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $70,000 debt plus the $0.10 fair market value of the 28,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $70,000 debt and the value of the 28,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $64,616 toward the debt and $2,692 to the shares and $2,692 to the beneficial conversion feature. The $2,692 value of the shares and the $2,692 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,243 and $3,142 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $70,000 and $67,758 as of December 31, 2013 and 2012, respectively. Additionally, $7,000 and $4,080 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012, respectively.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 24,000 shares of its common stock and a convertible promissory note in the amount of $60,000 with interest payable at 10% per annum in August 2012 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2013, and was extended by the note holder for another year until August 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.245 per share. The value of the $60,000 debt plus the $0.245 fair market value of the 24,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $60,000 debt and the value of the 24,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,290 toward the debt and $5,355 to the shares and $5,355 to the beneficial conversion feature. The $5,355 value of the shares and the $5,355 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $7,172 and $3,568 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $60,000 and $52,858 as of December 31, 2013 and 2012, respectively. Additionally, $6,000 and $2,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012, respectively.

The Company issued 58,000 shares of its common stock and a convertible promissory note in the amount of $145,000 with interest payable at 10% per annum in October 2012 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2013, and was extended by the note holder for another year until August 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.15 per share. The value of the $145,000 debt plus the $0.15 fair market value of the 58,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $145,000 debt and the value of the 58,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $128,585 toward the debt and $8,208 to the shares and $8,208 to the beneficial conversion feature. The $8,208 value of the shares and the $8,208 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $12,995 and $3,420 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $145,000 and $132,004 as of December 31, 2013 and 2012, respectively. Additionally, $14,500 and $3,020 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012, respectively.

The Company issued 44,000 shares of its common stock and a convertible promissory note in the amount of $110,000 with interest payable at 10% per annum in October 2012 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2013, and was extended by the note holder for another year until August 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.14 per share. The value of the $110,000 debt plus the $0.14 fair market value of the 44,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $110,000 debt and the value of the 44,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $98,334 toward the debt and $5,833 to the shares and $5,833 to the beneficial conversion feature. The $5,833 value of the shares and the $5,833 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $9,717 and $1,950 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $110,000 and $100,284 as of December 31, 2013 and 2012, respectively. Additionally, $11,000 and $1,830 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012, respectively.

The Company issued 5,000 shares of its common stock and a convertible promissory note in the amount of $12,500 with interest payable at 10% per annum in November 2012 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2013, and was extended by the note holder for another year until November 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.16 per share. The value of the $12,500 debt plus the $0.16 fair market value of the 5,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $12,500 debt and the value of the 5,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $10,996 toward the debt and $752 to the shares and $752 to the beneficial conversion feature. The $752 value of the shares and the $752 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,254 and $250 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $12,500 and $11,246 as of December 31, 2013 and 2012, respectively. Additionally, $1,250 and $210 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012, respectively.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in December 2012 to the Company’s major stockholder, who is also a Director. The Note matures in December of 2013, and was extended by the note holder for another year until December 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.18 per share. The value of the $150,000 debt plus the $0.18 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $129,850 toward the debt and $10,075 to the shares and $10,075 to the beneficial conversion feature. The $10,075 value of the shares and the $10,075 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $18,470 and $1,679 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $150,000 and $131,529 as of December 31, 2013 and 2012, respectively. Additionally, $15,000 and $1,250 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013 and 2012, respectively.

The Company issued 40,509 shares of its common stock and a convertible promissory note in the amount of $101,272 with interest payable at 10% per annum in January 2013 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $101,272 debt plus the $0.17 fair market value of the 40,509 shares at the date of the agreement was prorated to arrive at the allocation of the original $101,272 debt and the value of the 40,509 shares and the beneficial conversion feature. The computation resulted in an allocation of $88,376 toward the debt and $6,448 to the shares and $6,448 to the beneficial conversion feature. The $6,448 value of the shares and the $6,448 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $12,362 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,738 as of December 31, 2013. Additionally, $9,695 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

The Company issued 16,400 shares of its common stock and a convertible promissory note in the amount of $41,000 with interest payable at 10% per annum in January 2013 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $41,000 debt plus the $0.17 fair market value of the 16,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $41,000 debt and the value of the 16,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $35,780 toward the debt and $2,610 to the shares and $2,610 to the beneficial conversion feature. The $2,610 value of the shares and the $2,610 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,006 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $40,786 as of December 31, 2013. Additionally, $3,925 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in June 2013 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.069 per share. The value of the $50,500 debt plus the $0.069 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $47,788 toward the debt and $1,356 to the shares and $1,356 to the beneficial conversion feature. The $1,356 value of the shares and the $1,356 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,469 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $49,257 as of December 31, 2013. Additionally, $2,735 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in July 2013 to the Company’s major stockholder, who is also a Director. The Note matures in July of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.068 per share. The value of the $50,500 debt plus the $0.068 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $47,826 toward the debt and $1,337 to the shares and $1,337 to the beneficial conversion feature. The $1,337 value of the shares and the $1,337 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,227 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $49,053 as of December 31, 2013. Additionally, $2,316 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in August 2013 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $50,000 debt plus the $0.10 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,020 toward the debt and $980 to the shares and $0 to the beneficial conversion feature. The $980 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $405 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $49,425 as of December 31, 2013. Additionally, $2,083 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in August 2013 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $50,500 debt plus the $0.10 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,510 toward the debt and $990 to the shares and $0 to the beneficial conversion feature. The $990 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $373 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $49,883 as of December 31, 2013. Additionally, $1,893 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

The Company issued 40,200 shares of its common stock and a convertible promissory note in the amount of $100,500 with interest payable at 10% per annum in September 2013 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $100,500 debt plus the $0.10 fair market value of the 40,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,500 debt and the value of the 40,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $98,529 toward the debt and $1,971 to the shares and $0 to the beneficial conversion feature. The $1,971 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $618 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $99,147 as of December 31, 2013. Additionally, $3,143 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 12,000 shares of its common stock and a convertible promissory note in the amount of $30,000 with interest payable at 10% per annum in October 2013 to the Company’s major stockholder, who is also a Director. The Note matures in October of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $30,000 debt plus the $0.10 fair market value of the 12,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $30,000 debt and the value of the 12,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $29,551 toward the debt and $449 to the shares and $0 to the beneficial conversion feature. The $449 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $90 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $29,641 as of December 31, 2013. Additionally, $625 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

The Company issued 12,000 shares of its common stock and a convertible promissory note in the amount of $30,000 with interest payable at 10% per annum in November 2013 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.12 per share. The value of the $30,000 debt plus the $0.12 fair market value of the 12,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $30,000 debt and the value of the 12,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $27,252 toward the debt and $1,374 to the shares and $1,374 to the beneficial conversion feature. The $1,374 value of the shares and the $1,374 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $340 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $27,592 as of December 31, 2013. Additionally, $375 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in December 2013 to the Company’s major stockholder, who is also a Director. The Note matures in December of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.065 per share. The value of the $26,000 debt plus the $0.065 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $24,682 toward the debt and $659 to the shares and $659 to the beneficial conversion feature. The $659 value of the shares and the $659 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $50 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $24,732 as of December 31, 2013. Additionally, $100 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

The Company issued 4,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in October 2013 from a stockholder holding less that 5% of the total shares outstanding. The Note matures in October of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $10,000 debt plus the $0.10 fair market value of the 4,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $10,004 toward the debt and $196 to the shares and $0 to the beneficial conversion feature. The $196 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $16 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $10,020 as of December 31, 2013. Additionally, $80 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Convertible Debt – continued

The Company issued 200,000 shares of its common stock and a convertible promissory note in the amount of $51,700 with interest payable at 12% per annum in December 2013 from a stockholder holding less that 5% of the total shares outstanding. The Note matures in December of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. The value of the $51,700 debt plus the fair market value of the 200,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $51,700 debt and the value of the 200,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $0 toward the debt and $10,388 to the shares and $41,312 to the beneficial conversion feature. The $10,388 value of the shares and the $41,312 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $3,683 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $3,683 as of December 31, 2013. Additionally, $442 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.

Common Stock Issued for Debt Converted

During December of 2012 the holders of the Convertible Debt instruments exercised their conversion rights and converted $171,500 and $37,044 of the outstanding principal and accrued interest balances, respectively, into 2,085,440 shares of the Company’s common stock. The fair market value of the shares issued was determined based on the market value of the shares on the date of conversion. The total fair market value of the shares issued was $410,581 and a debt discount of $126,067 was written off to equity for the unamortized balance of the debt converted. Additionally, the derivative liability for the debt converted of $280,185 was written off, resulting in a loss on extinguishment of debt of $47,919.

During 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted the outstanding principal and accrued interest balances, respectively, into 25,421,425 shares of the Company’s common stock. The fair market value of the shares issued was determined based on the market value of the shares on the date of conversion. The total fair market value of the shares issued was $2,442,044 and a debt discount of $653,954 was written off to equity for the unamortized balance of the debt converted. Additionally, the derivative liability for the debt converted of $1,402,242 was written off, resulting in a loss on extinguishment of debt of $222,816.

Common Stock Options

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Options – continued

During September 2012, the Company granted a director, options to purchase 250,000 shares of the Company’s common stock, at an exercise price of $0.21 per share. The options are fully vested and expire September 5, 2015. The quoted market price of the common stock at the time of issuance of the options was $0.21 per share. The fair value of the options totaled $40,000 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.34%, ii) expected life of 3 years, iii) dividend yield of 0%, iv) expected volatility of 131.4%.

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

During February 2013, the Company granted consultants and employees options to purchase 1,790,000 shares of the Company’s common stock, at a $0.20 exercise price per share. The options are fully vested and expire February 11, 2016. The quoted market price of the common stock at the time of issuance of the options was $0.19 per share. The fair value of the options totaled $250,600 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.40%, ii) expected life of 3 years, iii) dividend yield of 0%, iv) expected volatility of 132.79%.

During February 2013, the Company granted an employee options to purchase 3,250,000 shares of the Company’s common stock, at a $0.20 exercise price per share. Of the 3,250,000 total options, 800,000 are fully vested and expire February 11, 2023 and 2,450,000 are vested ratably over two years and expire February 11, 2023. The quoted market price of the common stock at the time of issuance of the options was $0.19 per share. The fair value of the options totaled $617,500 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.98%, ii) expected life of 10 years, iii) dividend yield of 0%, iv) expected volatility of 196.37%.

During May 2013, the Company granted consultants options to purchase 600,000 shares of the Company’s common stock, at an exercise price ranging from $0.075 to $0.120 per share. The options are fully vested and 100,000 of the options expire May 15, 2016 and 500,000 of the options expire May 29, 2014. The quoted market price of the common stock at the time of issuance of the options was $0.105 and $0.072 per share, respectively. The fair value of the options totaled $27,638 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 0.40% and 0.14%, respectively, ii) expected life of 3 and 1 years, respectively, iii) dividend yield of 0% and 0%, respectively, iv) expected volatility of 125.04% and 159.23%, respectively.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

 NOTE 13:                   STOCKHOLDERS’ EQUITY – continued

Common Stock Options – continued

On November 15, 2013 the Company repriced 8,300,000 of their previously issued options, reducing their strike price to $0.15, which resulted in them effectively cancelling the old options and reissuing new options in their place.

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2011	5,135,000	$0.20-0.50	0.94 years	$90,000	$0.35

Options granted	3,650,000	$0.09-0.21	2.41 years		$0.13
Options exercised	-	$-	-		$-
Options expired	(4,010,000)	$0.20-0.50	-		$0.37

Balance at December 31, 2012	4,775,000	$0.09-0.30	2.09 years	$540,000	$0.17

Options granted	13,340,000	$0.08-0.20	2.75 years		$0.17
Options exercised	-	$-	-		$-
Options expired	(7,765,000)	$0.15-0.30	-		$0.21

Balance at December 31, 2013	10,350,000	$0.08-0.28	3.78 years	$-	$0.14

Exercisable at December 31, 2012	4,775,000	$0.09-0.30	2.09 years	$540,000	$0.17

Exercisable at December 31, 2013	8,975,000	$0.08-0.28	2.96 years	$-	$0.13

Common Stock Warrants

During the year ended December 31, 2012, the Company granted lenders a total of 11,558,334 warrants to purchase the Company’s common stock in conjunction with convertible debt (see Note 10: Convertible Notes Payable), which resulted in a debt discount, derivative liability (see Note 11: Derivative Liability), and loss on derivative being recorded upon issuance.

During the year ending December 31, 2012 the Company issued 3,740,297 warrants for fees incurred in conjunction with their debt financing arrangement.  At inception the fair value of the warrants were recognized as debt offering costs (see Note 15: Debt Issuance Costs) and as a derivative liability (see Note 11: Derivative Liability).

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

During the year ended December 31, 2013, the Company granted consultants 5,500,000 warrants to purchase the Company’s common stock for services provided in conjunction with a capital investment transaction.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                   STOCKHOLDERS’ EQUITY – continued

Common Stock Warrants – continued

During the year ended December 31, 2013, the Company issued 2,240,000 warrants to purchase the Company’s common stock in conjunction with convertible debt (see Note 10: Convertible Notes Payable), which resulted in a debt discount, derivative liability (see Note 11: Derivative Liability), and loss on derivative being recorded upon issuance.

During the year ended December 31, 2013, the Company issued 7,357,140 warrants to purchase the Company’s common stock in conjunction with capital investment transactions.

During the year ended December 31, 2013, the Company issued 250,000 warrants to purchase the Company’s common stock in conjunction with a capital investment transaction by the Chief Executive Office and the Chief Financial Officer of the Corporation.

In October 2013 the Company sold 7,046,666 warrants for $7,047 to a Director. The warrants have an exercise price of $0.10 and expire December 31, 2020.

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2011	-	$-	-	-	$-

Warrants granted	24,411,701	$0.09-0.25	3.76 years	$2,292,551	$0.15
Warrants exercised	-	$-	-		$-
Warrants expired	-	$-	-		$-

Balance at December 31, 2012	24,411,701	$0.09-0.25	3.76 years	$2,292,551	$0.15

Warrants granted	22,393,806	$0.06-0.18	3.54 years		$0.13
Warrants exercised	(788,889)	$0.06-0.09	-		$0.07
Warrants expired	(5,913,070)	$0.10-0.15	-		$0.13

Balance at December 31, 2013	40,103,548	$0.06-0.25	3.19 years	$50,796	$0.11

Exercisable at December 31, 2012	24,411,701	$0.09-0.25	3.76 years	$2,292,551	$0.15

Exercisable at December 31, 2013	40,103,548	$0.06-0.25	3.19 years	$50,796	$0.11

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 13:                   STOCKHOLDERS’ EQUITY – continued

Common Stock Warrants – continued

The following summarizes the exercise price per share and expiration date of the Company’s outstanding and exercisable warrants to purchase common stock at December 31, 2013:

Number	Exercise Price	Expiration Date
214,285	$0.10	August 5, 2014
7,142,855	$0.15	October 18, 2014
5,500,000	$0.06	March 1, 2015
250,000	$0.18	March 15, 2015
977,778	$0.09	June 4, 2015
2,000,000	$0.25	June 4, 2015
9,240,297	$0.06	July 13, 2017
1,000,000	$0.06	July 30, 2017
2,200,000	$0.06	August 1, 2017
1,750,000	$0.06	August 2, 2017
833,334	$0.06	September 26, 2017
125,000	$0.06	October 5, 2017
40,000	$0.10	April 1, 2018
1,783,333	$0.06	May 15, 2018
7,046,666	$0.10	December 31, 2020
40,103,548

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 14:                   CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company’s accounts receivable result from credit sales to customers. The Company had one customer that represented 72.4% and another customer that represented 72.7% of the Company’s total revenues for the years ended December 31, 2013 and 2012, respectively. The customer that represented 72.4% of the Company’s total revenues for the year ended December 31, 2013 accounted for 100% of the Stable Isotope revenues for that year, and the customer that represented 72.7% of the Company’s total revenues for the twelve months ended December 31, 2012 accounted for 100% of the total F-18 sales for that year. The Company had no net accounts receivable balance at December 31, 2013.

The loss of a significant customer representing the percentage of total revenues as represented for the years ended December 31, 2013 and 2012 would have a temporary adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. As of December 31, 2013 and 2012 the Company had no allowance or bad debt expense recorded.

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

NOTE 15:                    DEBT ISSUANCE COSTS

During the year ending December 31, 2012 the Company issued 3,740,297 warrants for fees incurred in conjunction with their debt financing arrangement.  The warrants were valued at $756,055 (see Note 13: Common Stock) and were recorded as debt issuance costs with a corresponding derivative liability (see Note 11: Derivative Liability).  Additionally, the Company paid $123,000 in cash for debt arrangements during the year ended December 31, 2012. During the year ending December 31, 2013 the Company paid $32,800 in cash for debt arrangements.

The Company amortizes debt issuance costs on a straight-line basis over the life of the debt arrangements and recognized $555,468 and $336,601 during the years ending December 31, 2013 and 2012, respectively.

During the twelve months ending December 31, 2013 and 2012 the Company had the following activity in their debt issuance cost account:

3,740,297 Warrants issued as fees for debt financing arrangements	$756,055
Cash paid as fees for debt arrangements	123,000
Total debt issuance costs incurred in 2012	879,055
Amortization of debt issuance costs	(336,601)
Debt issuance costs at December 31, 2012	542,454
Cash paid as fees for debt arrangements	32,800
Amortization of debt issuance costs	(555,468)
Debt issuance costs at December 31, 2013	$19,786

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 16:                   SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2013, the Company had the following non-cash investing and financing activities:

·	Issued 2,435,500 shares of common stock for an extinguishment of $256,130 worth of debt.
·	Issued 222,222 warrants for an extinguishment of $20,000 worth of debt.
·
Issued 25,421,425 shares of common stock for an extinguishment of $1,231,158 worth of principal on convertible notes payable $239,782 worth of accrued interest, $1,404,242 worth of derivative liabilities and $653,954 worth of debt discount.

·	Increased derivative liability and decreased convertible notes payable by $815,099.
·	Issued 3,510,000 shares of common stock valued at $240,550, of which $107,762 was recorded as prepaid expenses and $132,788 was recorded as stock for services.
·
Decreased related party convertible notes by $31,959 and decreased convertible notes payable by $51,896 and increased additional paid in capital by $83,439 and increased common stock by $416 due to 416,109 shares issued in conjunction with convertible notes for the debt discount.

·	Increased additional paid in capital and increased debt discount for $22,759 for a beneficial conversion feature on a convertible note.
·	Sold 7,046,666 warrants for $7,047 to a director which was offset against accounts payable owing to him.

During the year ended December 31, 2012, the Company had the following non-cash investing and financing activities:

·	Issued 15,000 shares of common stock for an extinguishment of $2,000 worth of debt.
·
Decreased related party convertible notes payable by $127,933 and increased additional paid in capital by $127,453 and increased common stock by $480 due to 480,120 shares issued in conjunction with convertible notes for a debt discount.

·	Issued 2,085,440 shares of common stock for an extinguishment of $171,500 worth of principal on convertible notes payable and $37,044 worth of accrued interest.
·	Increased derivative liability and decreased convertible notes payable by $1,989,965.
·	Converted $46,725 worth of accounts payable into a short term loan.

NOTE 17:                   SUBSEQUENT EVENTS

In January 2014 the Company issued 100,000 restricted shares of its common stock to a consultant in payment of $7,500 in fees owed.

On January 16, 2014, the Company issued 608,000 unrestricted shares of its common stock shares in exchange for $30,000 as a result of an exercise of the Additional Investment Rights attached to a convertible note received August 1, 2012 and converted May 17, 2013 plus $6,480 of accrued interest on the note. In addition the Company also issued on January 24, 2014 100,000 restricted shares of its restricted stock in exchange for $6,000 as a result of an exercise of the warrants attached to the Additional Investment Rights.

In January 2014 the Company received $26,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.095 per share. In addition the Company issued the note holder 10,400 shares of its common stock as a loan origination fee.

In January 2014 the Company issued an 8% Convertible Promissory Note in the amount of $50,000 to an unrelated company. The note is not convertible by the holder for the first 180 days. The note may not be prepaid without the consent of the note holder.

In January 2014 the Company issued a 12% Convertible Promissory Note in the amount of $50,000 to an unrelated company. The note may not be prepaid without the consent of the note holder.

In January 2014 the Company issued an 8% Convertible Promissory Note in the amount of $50,000 to an unrelated company. The note is not convertible by the holder for the first 180 days. The note may not be prepaid without the consent of the note holder.

In January 2014 the Company issued a 10% Convertible Promissory Note in the amount of $55,500 to an unrelated company. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note plus interest. If the Company repays the note within the first 90 days the Company will pay 111.2% of the unpaid note balance plus interest.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 17:                   SUBSEQUENT EVENTS – continued

In January 2014 the Company issued a 10% Convertible Promissory Note in the amount of $55,500 to an unrelated company. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note plus interest. If the Company repays the note within the first 90 days the Company will pay 111.2% of the unpaid note balance plus interest.

In February 2014 the Company issued an 8% Convertible Promissory Note in the amount of $50,000 to an unrelated company. The note is not convertible by the holder for the first 180 days. The note may not be prepaid without the consent of the note holder.

In February 2014 the Company issued a Convertible Promissory Note in the amount of $278,000 to an unrelated company for 0.0% interest for the first ninety days, during which time the Company can repay the note. The Company may not repay the note after the first ninety days without approval of the note holder. Interest on the note after the first ninety days is calculated at a onetime 10% of the original principal balance. The note is not convertible by the holder for the first 180 days.

In February 2014 the Company issued a 12% Convertible Promissory Note in the amount of $55,000 to an unrelated company. The note calls for a 200,000 restricted shares of the Company’s common stock to be issued a loan fee. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note plus interest. If the Company repays the note within the first 30 days the interest rate is calculated at 25% of the note balance, if paid between 31 days and 179 days the interest rate is calculated at 35% of the note balance, and if repaid after 180 days the interest rate is calculated at 45% of the note balance.

In February 2014 the Company issued 71,250 restricted shares of its common stock, representing $5,000, to a consultant for services.

In March 2014 the Company issued 100,000 restricted shares of its common stock representing $6,000, to a consultant for services.

On March 18, 2014, the Company issued 202,666 unrestricted shares of its common stock shares included in its S-1 filing that was effective December 7, 2012 representing 166,666 shares for the note and 36,000 shares for the interest on the note.

In March 2014 the Company issued a 10% Convertible Promissory Note in the amount of $335,000 to an unrelated company. If the Company prepays the note the prepayment amount shall be 125% of the original principal amount.

During the months of January, February, and March 2014 the Company issued 5,343,939 shares of unrestricted stock in exchange for convertible debt raised in 2013. The Company also issued 302,671 shares of unrestricted stock representing of the accrued interest on the convertible debt that was converted.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.