Form 10-Q
period 2014-03-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2014-05-15
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2014
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of May 15, 2014 was 130,476,469.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current Assets:
Cash	$91,641	$-
Prepaid expenses	24,143	3,281
Prepaid expenses paid with stock, current portion	78,866	107,763
Inventory	8,475	8,475
Total current assets	203,125	119,519

Fixed assets, net of accumulated depreciation	13,373	14,913

Other assets:
License fees, net of amortization	5,713	7,171
Patents and intellectual property	35,482	35,482
Debt issuance costs	42,324	19,786
Deposits	5,406	5,406
Total other assets	88,925	67,845

Total assets	$305,423	$202,277

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,189,191	$1,221,063
Accrued interest payable	1,305,756	1,195,385
Payroll liabilities payable	74,168	81,514
Short term loan payable	349,913	349,913
Convertible notes payable, net	485,402	375,259
Derivative liability	1,803,570	1,476,615
Related party convertible notes payable, net	4,188,090	4,158,819
Current portion of capital lease obligations	244,648	309,145
Total current liabilities	9,640,738	9,167,713

Long term liabilities:
Capital lease obligations, net of current portion	-	-
Total liabilities	9,640,738	9,167,713

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
zero issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized;
128,241,129 and 120,807,808 shares issued and outstanding, respectively	128,240	120,807
Paid in capital	27,758,372	27,052,282
Accumulated deficit	(37,221,927)	(36,138,525)
Total stockholders’ equity (deficit)	(9,335,315)	(8,965,436)

Total liabilities and stockholders’ equity (deficit)	$305,423	$202,277

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Operations (unaudited)

	Three months ended March 31,
	2014	2013

Revenues	$14,054	$24,804

Operating expenses
Cost of materials	251	4,559
Sales and marketing expenses	600	900
Depreciation and amortization	2,998	100,905
Professional fees	185,177	248,264
Stock options granted	58,187	403,600
Payroll expenses	189,563	189,835
General and administrative expenses	122,971	572,073
Total operating expenses	559,747	1,520,136

Operating loss	(545,693)	(1,495,332)

Non-operating income (expense)
Interest expense	(393,283)	(404,490)
Net loss on settlement of debt	(32,630)	(118,031)
Recognized income from grants	-	48,430
Gain on derivative liability	(111,796)	1,363,909
Non-operating income (expense), net	(537,709)	889,818)

Loss before Income Taxes	(1,083,402)	(605,514)

Income Tax Provision	-	-

Net Loss	$(1,083,402)	$(605,514)

Loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	106,653,383	86,850,782

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2013 (audited)	120,807,808	$120,807	$27,052,282	$(36,138,525)	$(8,965,436)

Common stock issued for:
Cash and the exercise of warrants	100,000	100	5,900	-	6,000
Services	171,250	171	10,729	-	10,900
Accounts payable	100,000	100	7,400	-	7,500
Loan fees on convertible debt	210,400	210	53,394	-	53,604
Debt converted	6,851,671	6,852	475,980	-	482,832
Options and warrants issued for services	-	-	58,187	-	58,187
Beneficial conversion feature	-	-	94,500	-	94,500
Net loss	-	-	-	(1,083,402)	(1,083,402)
Balances at March 31, 2014	128,241,129	128,240	27,758,372	(37,221,927)	(9,335,315)

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Cash Flow
(unaudited)
	Three months ended
	March 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,083,402)	$(605,514)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	1,540	112,947
Amortization of licenses and intangible assets	1,458	11,162
Amortization of convertible debt discount	545,263	172,515
Amortization of debt issuance costs	13,607	368,407
Amortization of prepaid expenses paid with stock	28,897	-
Common stock issued for services	10,900	7,800
Common stock issued for interest	-	90,284
Warrants exercised for services	-	20,000
Stock options and warrants issued for services	58,187	403,600
Gain on derivative liability	(111,796)	(1,363,909)
Loss on settlement of debt	32,630	118,032
Changes in operating assets and liabilities:
Accounts receivable	-	20,880
Inventory	-	(4,375
Prepaid expenses	(20,862)	1,127)
Accounts payable	(24,372)	93,383
Payroll liabilities	(7,346)	(61,349)
Accrued interest	127,589	122,346
Grant money used to offset expenditures	-	(48,430)
Net cash used by operating activities	(427,707)	(541,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	-	(14,750)
Cash used to acquire equipment	-	(9,754)
Net cash used by investing activities	-	(24,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	-	(11,453)
Principal payments on capital lease	(64,497)	(117,765)
Debt issuance costs	(36,145)	-
Payments on short term loan	-	(35,846)
Proceeds from convertible debt	623,990	229,272
Principal payments on convertible debt	(10,000)	-
Principal payments on long-term debt	-	-
Proceeds on sale of stock for cash	-	562,500
Proceeds from exercise of warrants	6,000	-
Net cash provided by financing activities	519,348	626,708

Net increase (decrease) in cash	91,641	61,110
Cash, beginning of period	-	6,411

CASH, END OF PERIOD	$91,641	$67,521

Supplemental disclosures of cash flow information:
Cash paid for interest	$126,494	$25,795
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 1:                   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2014.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2014 and December 31, 2013, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at March 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$1,803,570	$-	$-	$1,803,570
Total Liabilities Measured at Fair Value	$1,803,570	$-	$-	$1,803,570

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 1:	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES- continued

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

The Company anticipates a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition the Company anticipates spending from approximately $2 million to $7 million over that period to fund the initial deployment of the Company’s brachytherapy products should FDA clearance be obtained, a modest distribution capability for third party isotopes and equipment and the potential acquisition of a controlling interest in a European company with which it is having discussions. As of March 31, 2014 the Company has $91,641 cash on hand which means there will be an anticipated shortfall of the full $2 to $7 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and the Company’s current lease commitments that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Production equipment	$2,131,377	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,614,153
Less accumulated depreciation	(2,600,780)	(2,599,240)
	$13,373	$14,913

Accumulated depreciation related to fixed assets is as follows:

	March 31, 2014	December 31, 2013
Production equipment	$2,120,738	$2,119,830
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	30,035	29,403
	$2,600,780	$2,599,240

Depreciation expense for the above fixed assets for the three months ended March 31, 2014 and 2013, respectively, was $1,540 and $112,947.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
License Fee	$112,500	$112,500
Less accumulated amortization	(106,787)	(105,329)
	5,713	7,171
Patents and intellectual property	35,482	35,482
Intangible assets net of accumulated amortization	$41,195	$42,653

Amortization expense for the above intangible assets for the nine months ended March 31, 2014 and 2013, respectively, was $1,458 and $11,162.

NOTE 5:                   RELATED PARTY TRANSACTIONS

Loans from Stockholder

The Company had a $200,000 revolving line of credit with Washington Trust Bank that was to expire in September 2009.  The Company had $199,908 in borrowings under the line of credit as of October 28, 2008 at which time the line of credit was paid off and replaced with a loan in the initial principal amount of $199,908 from James C. Katzaroff and Carlton M. Cadwell.  Mr. Katzaroff is the Company’s chief executive officer, and Mr. Katzaroff and Mr. Cadwell are directors and beneficial owners of more than 10% of the Company’s common stock.  The loan calls for $4,066 monthly payments, including 8% interest, beginning November 30, 2008, with a balloon payment for the balance at October 31, 2009, at which time the note was extended for another year to October 31, 2010, at which time the note was extended for another year to October 31, 2011, at which time the note was extended for another year to October 31, 2012 with monthly payments increasing to $4,090, at which time the note was extended for another year to October 31, 2013 with monthly payments increasing to $4,100. There is no security held as collateral for this loan.  The Company paid this loan in full as of December 31, 2013.

Related Party Convertible Notes Payable

The Company issued various shares of common stock and convertible promissory notes during the three months ended March 31, 2014 to a director and major stockholder. The details of these transactions are outlined in Note 10: Stockholders’ Equity - Common Stock Issued for Convertible Debt.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 5:                   RELATED PARTY TRANSACTIONS - continued

Rent Expenses

On July 17, 2007, the Company entered into a lease at 6208 West Okanogan Avenue, Kennewick, Washington, 99336 which has been used as the Company’s production center.  The original term of the lease was five years, commencing on August 1, 2007, however, subsequent to July 31, 2012 the Company began renting this space on a month to month basis at $11,904 per month. The landlord of this space is a non-affiliated stockholder of the Company, who holds less than 5 percent of the total outstanding shares.  In January 2014, the Company entered into a new 12-month lease for its corporate offices for a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a Director of the Company

Rental expense for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$35,712	$35,713
Corporate office	4,500	8,730
Total Rental Expense	$40,212	$44,443

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 6:                   PREPAID EXPENSES PAID WITH STOCK

The Company issued stock for prepaid services for the year ended December 31, 2013 in the amount of $78,000 of which $26,000 expired in 2013 and was expensed and recorded as stock issued for services and $19,500 expired in the three months ending March 31, 2014 and was expensed and recorded as stock issued for services. The $32,500 balance will expire through December 2014. The Company also issued stock for prepaid services for the year ended December 31, 2013 in the amount of $69,550 of which $17,388 expired in 2013 and was expensed and recorded as stock issued for services and $5,796 expired in the three months ending March 31, 2014 and was expensed and recorded as stock issued for services. The $46,366 balance will expire through December 2014. The Company also issued stock for prepaid services for the year ended December 31, 2013 in the amount of $3,600 of which $0 expired in 2013 and $3,600 expired in the three months ending March 31, 2014 and was expensed and recorded as stock issued for services. Prepaid expenses are expected to mature as follows:

For the twelve month period ending December 31, 2014	$78,866
Thereafter	-
$78,866

NOTE 7:                   SHORT TERM LOAN PAYABLE

The Company had research costs of $349,913 that was converted to an unsecured promissory note May 1, 2013. The note calls for 10% interest and is due May 1, 2014. Interest in the amount of $32,019 has been accrued on this note as of March 31, 2014.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 8:                   CONVERTIBLE NOTES PAYABLE

As of March 31, 2014 and December 31, 2013 the Company had the following convertible notes outstanding:

	March 31, 2014		December 31, 2013
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $170,000 and $180,000 outstanding , net of debt discount of $0 and $8,576, respectively	$170,000	$33,944	$171,424	$30,610
May 2013 $224,000 Convertible Note, 12% interest, due November 2014 (18 month note), $0 and $30,000, net of debt discount of $0 and $17,450, respectively	-	-	12,550	2,257
April 2013 $72,280 Convertible Note, 0% interest for the first 90 days, due April 2014, with a 10% original issue discount, $0 and $16,646 outstanding, net of debt discount of $0 and $4,241, respectively	-	-	12,405	-
June 2013 $34,560 Convertible Note, 0% interest for the first 90 days, due June 2014, with a 10% original issue discount, $0 and $34,650 outstanding, net of debt discount of $0 and $14,676, respectively	-	-	19,884	3,456
July 2013 $53,000 Convertible Note, 8% interest, due February 2014, $0 and $53,000 outstanding, net of debt discount of $0 and $19,395, respectively	-	-	33,605	2,033
July 2013 $30,024 Convertible Note, 10% one-time interest, due July 2014, with a 10% original issue discount, $0 and $30,024 outstanding, net of debt discount of $0 and $15,876, respectively	-	-	14,148	3,002
August 2013 $53,000 Convertible Note, 8% interest, due March 2014, $0 and $53,000 outstanding, net of debt discount of $0 and $28,716, respectively	-	-	24,284	1,464
September 2013 $10,000 Convertible Note, 10% interest, due September 2014 (12 month note), $10,000 and $10,000 outstanding, net of debt discount of $82 and $131, respectively	9,918	583	9,869	330
September 2013 $30,000 Convertible Note, 12% interest, due September 2014, with a $1,500 original issue discount, $30,000 and $30,000 outstanding, net of debt discount of $16,946 and $17,945, respectively	13,054	2,100	12,055	937
October 2013 $37,500 Convertible Note, 8% interest, due July 2014, $37,500 and $37,500 outstanding, net of debt discount of $13,909 and $26,182, respectively	23,591	1,482	11,318	682
October 2013 $97,700 Convertible Note, 8% interest, due April 2014, with a 12% original issue discount, $97,700 and $97,700 outstanding, net of debt discount of $16,194 and $64,774, respectively	81,506	5,862	32,926	1,954
November 2013 $42,500 Convertible Note, 8% interest, due August 2014, $42,500 and $42,500 outstanding, net of debt discount of $20,559 and $34,368, respectively	21,941	1,133	8,132	494

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 8:                   CONVERTIBLE NOTES PAYABLE - continued

	March 31, 2014		December 31, 2013
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
November 2013 $27,800 Convertible Note, 10% one-time interest, due November 2014, with a 10% original issue discount, $27,800 and $27,800 outstanding, net of debt discount of $18,305 and $24,296, respectively	9,495	1,042	3,504	2,780
December 2013 $27,500 Convertible Note, 8% interest, due September 2014, $27,500 and $27,500 outstanding, net of debt discount of $13,732 and $26,005, respectively	13,768	642	1,495	90
December 2013 $69,120 Convertible Note, 0% interest for the first 90 days, due December 2014, with a 10% original issue discount, $69,120 and $69,120 outstanding, net of debt discount of $48,100 and $65,143, respectively	21,020	4,320	3,977	6,912
December 2013 $55,000 Convertible Note, 12% interest, due December 2014, with a $3,300 original issue discount, $55,000 and $55,000 outstanding, net of debt discount of $38,569 and $51,317, respectively	16,431	1,760	3,683	442
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $50,000 and $0 outstanding, net of debt discount of $36,999 and $0, respectively	13,001	980	-	-	(1)
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $50,000 and $0 outstanding, net of debt discount of $41,182 and $0, respectively	8,818	945	-	-	(2)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $55,500 and $0 outstanding, net of debt discount of $41,676 and $0, respectively	13,824	1,040	-	-	(3)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $50,000 and $0 outstanding, net of debt discount of $37,912 and $0, respectively	12,088	1,028	-	-	(4)
January 2014 $50,000 Convertible Note, 12% interest, due January 2015, $50,000 and $0 outstanding, net of debt discount of $41,370 and $0, respectively	8,630	970	-	-	(5)
February 2014 $50,000 Convertible Note, 8% interest, due February 2015, $50,000 and $0 outstanding, net of debt discount of $32,387 and $0, respectively	17,613	450	-	-	(6)
February 2014 $46,080 Convertible Note, 8% interest, due February 2015, $46,080 and $0 outstanding, net of debt discount of $38,096 and $0, respectively	7,984	492	-	-	(7)
February 2014 $28,800 Convertible Note, 10% one-time interest, due February 2015, with a 10% original issue discount, $28,800 and $0 outstanding, net of debt discount of $25,170 and $0, respectively	3,630	250	-	-	(8)
February 2014 $51,700 Convertible Note, 12% interest, due February 2015, with a $3,300 original issue discount, $51,700 and $0 outstanding, net of debt discount of $43,768 and $51,317, respectively	7,932	846	-	-	(9)
March 2014 $37,500 Convertible Note, 8% interest, due December 2014, $37,500 and $0 outstanding, net of debt discount of $36,005 and $0, respectively	1,495	313			(10)
March 2014 $50,000 Convertible Note, 10% interest, due March 2015, $50,000 and $0 outstanding, net of debt discount of $48,630 and $0, respectively	1,370	417	-	-	(11)
March 2014 $165,910 Convertible Note, 10% interest, due April 2015, with a $16,450 original issue discount, $165,910 and $0 outstanding, net of debt discount of $157,617 and $0, respectively	8,293	1,382	-	-	(12)

Total Convertible Notes Payable, Net	$485,402	$61,981	$375,259	$57,443

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

(1) The Company borrowed $50,000 January 2014, due January 2015. The holder of the note has the right, after the first one hundred eighty days of the note (June 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $46,249 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ended March 31, 2014, interest expense of $980 was recorded and total amortization of $9,250 was recorded resulting in a debt discount of $36,999 at March 31, 2014.

(2) The Company borrowed $50,000 January 2014, due January 2015. The holder of the note has the right, after the first one hundred eighty days of the note (July 8, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $49,636 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ended March 31, 2014, interest expense of $945 was recorded and total amortization of $8,454 was recorded resulting in a debt discount of $41,182 at March 31, 2014.

(3) The Company borrowed 55,500 January 2014, due October 2014. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note plus accrued interest ($63,259). The Company recorded a debt discount of $55,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the three months ending March 31, 2014, total amortization was recorded in the amount of $13,824 resulting in a debt discount of $41,676 at March 31, 2014.

(4) The Company borrowed $55,500 January 2014, due October 2014. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note plus accrued interest ($63,259). The Company recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the three months ending March 31, 2014, total amortization was recorded in the amount of $12,088 resulting in a debt discount of $37,912 at March 31, 2014.

(5) The Company borrowed $50,000 January 2014, due January 2015. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2015), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ended March 31, 2014, interest expense of $970 was recorded and total amortization of $8,630 was recorded resulting in a debt discount of $41,370 at March 31, 2014.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

(6) The Company borrowed $50,000 February 2014, due February 2015. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.07 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $37,307 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ended March 31, 2014, interest expense of $0 was recorded and total amortization of $4,920 was recorded resulting in a debt discount of $32,387 at March 31, 2014.

(7) The Company borrowed $46,080 February 2014, due February 2015. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($51,240) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($51,240) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($5,124) for a total repayment amount of $56,364. The Company recorded a debt discount of $42,653 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the three months ending March 31, 2014, total amortization was recorded in the amount of $4,557 resulting in a debt discount of $38,096 at March 31, 2014.

(8) The Company borrowed $28,800 February 2014, due February 2015, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $2,800 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $28,800 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the three months ended March 31, 2014, interest expense of $2,780 was recorded and total amortization of $3,630 was recorded resulting in a debt discount of $25,170 at March 31, 2014.

(9) The Company borrowed $51,700 February 2014, due February 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $3,300 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $51,700 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the three months ended March 31, 2014, interest expense of $442 was recorded and total amortization of $7,932 was recorded resulting in a debt discount of $43,768 at March 31, 2014.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

(10) The Company borrowed $37,500 March 2014, due December 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (September 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the three months ending March 31, 2014, total amortization was recorded in the amount of $1,495 resulting in a debt discount of $36,005 March 31, 2014.  Also during the three months ending March 31, 2014, interest expense of $90 was recorded for the note.

(11) The Company borrowed $50,000 March 2014, due March 2015. The holder of the note has the right, after the first one hundred eighty days of the note (September 18, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the three months ending March 31, 2014, total amortization was recorded in the amount of $1,370 resulting in a debt discount of $48,630 at March 31, 2014.

(12) The Company borrowed $165,910 March 2014, due April 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $16,450 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $163,394 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the three months ended March 31, 2014, $442 of interest expense was recorded, and total amortization of $5,777 was recorded resulting in a debt discount of $157,617 at March 31, 2014.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 9:                   COMMON STOCK OPTIONS AND WARRANTS

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options and warrants, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock options during the three months ended March 31, 2014:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2013	10,350,000	$0.08-0.28	3.78 years	$-	$0.14
Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(965,000)	$0.15	-		$0.02
Balance at March 31, 2014	9,385,000	$0.08-0.28	3.92 years	$-	$0.13

Exercisable at December 31, 2013	8,975,000	$0.08-0.28	2.96 years	$-	$0.13

Exercisable at March 31, 2014	8,160,000	$0.08-0.28	3.92 years	$-	$0.13

The following schedule summarizes the changes in the Company’s stock warrants during the three months ended March 31, 2014:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2013	40,103,548	$0.06-0.25	3.19 years	$50,796	$0.11
Warrants granted	-	$-	-		$-
Warrants exercised	(100,000)	$0.06	-		$0.06
Warrants expired	(500,000)	$0.06	-		$0.06
Balance at March 31, 2014	39,503,548	$0.06-0.25	3.13 years	$3,155,003	$0.08

Exercisable at December 31, 2013	40,103,548	$0.06-0.25	3.19 years	$50,796	$0.11

Exercisable at March 31, 2014	39,503,548	$0.06-0.25	3.14 years	$3,155,003	$0.08

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 10:                 STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash and the Exercise of Warrants

In January 2014, the Company issued 100,000 restricted shares of its common stock shares in exchange for $6,000  and the cancellation of 100,000 warrants attached to the convertible notes received in July 2012.

Common Stock Issued for Services

In February 2014 the Company issued 71,250 restricted shares of its common stock, representing $5,000, to a consultant for services.

In March 2014 the Company issued 100,000 restricted shares of its common stock representing $5,900, to a consultant for services.

Common Stock Issued for Accounts Payable

In January 2014 the Company issued 100,000 restricted shares of its common stock to a consultant in payment of $7,500 in fees owed.

Common Stock Issued for Convertible Debt

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in January 2014 to our major stockholder, who is also a Director. The Note matures in January of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.095 per share. The value of the $26,000 debt plus the $0.095 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $24,096 toward the debt and $952 to the shares and $952 to the beneficial conversion feature. The $952 value of the shares and the $952 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $400 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $24,496 as of March 31, 2014. Additionally, $540 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the three months ending March 31, 2014.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 10:                 STOCKHOLDERS’ EQUITY– continued

Common Stock Issued for Debt Converted

During the months of January, February, and March 2014 the Company issued 6,447,872 shares of unrestricted stock in exchange for convertible debt raised in 2013. The Company also issued 403,799 shares of unrestricted stock representing of the accrued interest on the convertible debt that was converted.

NOTE 11:                 SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2014 the Company issued 100,000 shares of common stock for an extinguishment of $7,500 worth of debt.

During the three months ended March 31, 2014 the Company issued 210,400 shares of common stock as a loan fee of $53,604.

During the three months ended March 31, 2014, the Company issued 6,851,676 shares of stock to settle convertible notes payable with a principal note balance, accrued interest, interest expense, debt discount, and derivative liabilities valued at $450,202 and the Company recognized a $32,630 loss on extinguishment of debt.

During the three months ended March 31, 2014, the Company increased additional paid in capital and increased debt discount for $94,500 for a beneficial conversion feature on a convertible note.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013

NOTE 12:                 SUBSEQUENT EVENTS

In April 2014 the Company issued a 10% Convertible Promissory Note in the amount of $32,000 to an unrelated company. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note plus interest. If the Company repays the note within the first 180 days the Company will pay 145% of the unpaid note balance plus interest.

During the month of April 2014 the Company issued 2,146,185 shares of unrestricted stock in exchange for convertible debt raised in 2013. The Company also issued 83,955 shares of unrestricted stock representing of the accrued interest on the convertible debt that was converted.

In April 2014 the Company received $13,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.095 per share. In addition the Company issued the note holder 5,200 shares of its common stock as a loan origination fee.

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

·
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

·
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

Narrative Description of Business- continued

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

·
Y-90 RadioGel™ device combines Y-90 particles with a polymer carrier that may be injected directly into the tumor.  The Y-90 RadioGel™ device enables delivery of higher radiation doses to tumors than can be achieved with traditional seeds and with greater sparing of nearby normal tissues.

·
Y-90 Fast-Resorbable Polymer Seeds - Y-90 contained within a polymer seed, as opposed to metal or glass.  This product would be used in place of treating cancers with currently marketed titanium or glass seeds.

·	Y-90 Polymer Topical Paste - This product may be applied directly to tissue surfaces after surgical tumor removals (also referred to as “resections”) to treat residual tumor cells.

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

·
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

·
Half Life:  The industry-standard products have a half-life of 17 days, meaning the patient is radioactive for over two months.  The Company’s brachytherapy products use the yttrium-90 isotope, which has a half-life of just 2.7 days.  A patient treated with Y-90 would be close to radiation free in 10 days.

·
Optimized Delivery Method:  Current brachytherapy devices place permanent metal particles seeds in the prostate by using up to 30 large needles.  By contrast, the Company’s biodegradable polymer carrying Y-90 particles may be administered with small-gauge needles.

·
No Permanent Seeds Remaining:  Current brachytherapy devices place permanent metal seeds in the tumor.  The Company’s Y-90 RadioGel™ device utilizes a biodegradable, non-toxic polymer that is ultimately absorbed by the body.  This eliminates the possibility of a long-term seed migration or other problems that may sometimes arise when seeds remain in the body.

·
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

·	Potential Lower Cost: Yttrium-90 supplies are readily accessible and are relatively inexpensive. The elimination of the metal or glass enclosures greatly reduces manufacturing costs.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

New Products in Development - continued

Brachytherapy Market

Brachytherapy is the use of radiation to destroy cancerous tumors by placing a radiation source inside or next to the treatment area.  According to Global Industry Analysts, by 2016 the U.S. brachytherapy market will reach $2 billion.  It is estimated that the U.S. market represents approximately half of the global market.  The Company believes there are significant opportunities in prostate, breast, liver, pancreatic, head and neck cancers.  The 2013 U.S. estimated new cases according to the American Cancer Society are 240,000 prostate cancer, 235,000 breast cancer, and 31,000 liver cancer.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table sets forth information from our statements of operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenues	$14,054	$24,804

Operating expenses	559,758	1,520,136

Operating loss	(545,694)	(1,495,332)
Non-operating income (expense)
Recognized income from grants	-	48,430
Gain (loss) on derivative liability	(111,796)	1,363,909
Net loss on settlement	(32,630)	(118,031)
Interest expense	(393,283)	(404,490)
Net income (loss)	$(1,083,402)	$(605,514)

Revenue

Revenue was $14,054 for the three months ended March 31, 2014 and $24,804 for the three months ended March 31, 2013.  The decrease was the result of F-18 sales.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $21,750 of the total three months ended March 31, 2013 revenues and $0 of the total three months ended March 31, 2014 revenues.  Revenues for F-18 were lower in the three months ended March 31, 2014 as a result of our linear accelerator being down and having no production for several months; thereby decreasing the number of doses sold for the three months ended March 31, 2014 (0) from the three months ended March 31, 2013 (72). Consulting revenues consisted of $14,054 and $3,054 for the three months ended March 31, 2014 and 2013, respectively. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Revenue for the three months ended March 31, 2014 and 2013 consists of the following:

	Three months ended March 31, 2014	Three months ended March 31, 2013
F-18	$-	$21,750
Stable Isotopes	-	-
Consulting	14,054	3,054
	$14,054	$24,804

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Nine Months Ended September 30, 2013 and 2012 - continued

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and 2013 was $559,747 and $1,520,136, respectively.  The decrease in operating expenses from 2013 to 2014 can be attributed to the decrease in Depreciation and Amortization expenses ($100,905 for the three months ended March 31, 2013 versus $2,998 for the three months ended March 31, 2014); and the decrease in Professional Fees expenses ($248,264 for the three months ended March 31, 2013 versus $185,177 for the three months ended March 31, 2014); and the decrease in Stock Options Granted expense ($403,600 for the three months ended March 31, 2013 versus $58,187 for the three months ended March 31, 2014); and the decrease in General and Administrative Expenses ($572,073 for the three months ended March 31, 2013 versus $122,971 for the three months ended March 31, 2014.

Operating expenses for the three months ended March 31, 2014 and 2013 consists of the following:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cost of materials	$251	$4,559
Depreciation and amortization expense	2,998	100,905
Professional fees	185,177	248,264
Stock options granted	58,187	403,600
Payroll expenses	189,563	189,835
General and administrative expenses	122,971	572,073
Sales and marketing expense	600	900
	$559,747	$1,520,136

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2014 varied from the three months ended March 31, 2013 primarily due to an increase of loss on derivative liability to $(111,796) for the three months ended March 31, 2014 from a gain of $1,363,909 for the three months ended March 31, 2013; and an decrease in recognized income from grants from $48,403 for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. Part of this increase in non-operating expense was offset by an decrease in net loss on settlement of debt from $(118,031) for the three months ended March 31, 2013 versus $(32,631) for the three months ended March 31, 2014.

Non-Operating income (expense) for the three months ended March 30, 2014 and 2013 consists of the following:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Interest expense	$(393,283)	$(404,490)
Net loss on settlement of debt	(32,630)	(118,031)
Recognized income from grants	-	48,430
Gain (loss) on derivative liability	(111,796)	1,363,909
	$(537,709)	$889,818

Net Loss

Our net loss for the three months ended March 31, 2014 and 2013 was $1,083,402 and $605,514, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At March 31, 2014, the Company had negative working capital of $9,437,613, as compared to $8,758,007 at March 31, 2013.  During the three months ended March 31, 2014 the Company experienced negative cash flow from operations of $427,707 and it expended $0 for investing activities while adding $519,348 of cash flows from financing activities.  As of March 31, 2014, the Company had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $541,094 for the three month period ending March 31, 2013 to $427,707 for the three month period ending March 31, 2014.  Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  Cash used in investing activities decreased from $24,504 for the three month period ended March 31, 2013 to $0 for the three month period ended March 31, 2014.  Cash was used to acquire equipment and patents during the 2013 three month period. Cash provided from financing activities decreased from $626,708 for the three month period ending March 31, 2013 to $519,348 for the three month period ending March 31, 2014. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt and a decrease in proceeds from the exercise of options and warrants, partially offset with a decrease in payments on convertible debt

The Company has generated material operating losses since inception.  The Company has incurred a net loss of $37,221,927 from January 1, 2006 through March 31, 2014, including a net loss of $1,083,402 for the three months ended March 31, 2014, and a net loss of $605,514 for the three months ended March 31, 2013.  The Company expects to continue to experience net operating losses.  Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.  The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company.  If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

Critical Accounting Policies and Estimates

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  During the period ended March 31, 2014, we believe there have been no significant changes to the items disclosed as significant accounting policies in management's notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during this current fiscal quarter (our first fiscal quarter of 2014) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Item 1A in our Form 10-K report for the year ended December 31, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: May 14, 2014	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)