Form 10-Q
period 2014-06-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2014-08-14
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2014
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of August 14, 2014 was 185,005,501.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	3
	Condensed Statements of Operations for the Three Months and the Six Months ended June 30, 2014 (unaudited) and the Three Months and the Six Months ended June 30, 2013 (unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period ended June 30, 2014 (unaudited)	5
	Condensed Statements of Cash Flow for the Six Months ended June 30, 2014 (unaudited) and the Six Months ended June 30, 2013 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	34

SIGNATURES		34

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current Assets:
Cash	$125,242	$-
Prepaid expenses	27,293	3,281
Prepaid expenses paid with stock, current portion	41,979	107,763
Inventory	8,475	8,475
Deposit	1,000	-
Total current assets	203,989	119,519

Fixed assets, net of accumulated depreciation	11,833	14,913

Other assets:
License fees, net of amortization	4,255	7,171
Patents and intellectual property	35,482	35,482
Debt issuance costs	48,700	19,786
Deposits	5,406	5,406
Total other assets	93,843	67,845

Total assets	$309,665	$202,277

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,293,004	$1,221,063
Accrued interest payable	1,411,668	1,195,385
Payroll liabilities payable	129,010	81,514
Short term loan payable	-	349,913
Convertible notes payable, net	583,429	375,259
Derivative liability	2,132,187	1,476,615
Related party convertible notes payable, net	4,255,713	4,158,819
Current portion of capital lease obligations	177,645	309,145
Total current liabilities	9,982,656	9,167,713

Stockholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 20,000,000 shares authorized;
zero issued and outstanding	-	-
Common stock, $.001 par value; 500,000,000 shares authorized;
164,243,444 and 120,807,808 shares issued and outstanding, respectively	164,242	120,807
Paid in capital	28,620,684	27,052,282
Accumulated deficit	(38,457,917)	(36,138,525)
Total stockholders’ equity (deficit)	(9,672,991)	(8,965,436)

Total liabilities and stockholders’ equity (deficit)	$309,665	$202,277

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues	$10,054	$-	$24,108	$24,804

Operating expenses
Cost of materials	301	-	551	4,559
Sales and marketing expenses	700	6,162	1,300	7,062
Depreciation and amortization	2,998	100,911	5,996	201,817
Professional fees	152,807	238,425	337,985	486,689
Stock options granted	58,187	114,281	116,374	517,881
Payroll expenses	195,532	269,053	385,096	458,888
General and administrative expenses	131,615	454,407	254,586	1,026,478
Total operating expenses	542,140	1,183,239	1,101,888	2,703,374

Operating loss	(532,086)	(1,183,239)	(1,077,780)	(2,678,570)

Non-operating income (expense)
Interest expense	(422,215)	(414,878)	(815,497)	(819,368)
Net gain (loss) on settlement of debt	(42,418)	(53,502)	(75,049)	(171,533)
Recognized income from grants	-	192,860	-	241,290
Gain (loss) on derivative liability	(239,270)	795,112	(351,066)	2,159,021
Non-operating income (expense), net	(703,903)	519,592	(1,241,612)	1,409,410

Loss before Income Taxes	(1,235,989)	(663,647)	(2,319,392)	(1,269,160)

Income Tax Provision	-	-	-	-

Net Loss	$(1,235,989)	$(663,647)	$(2,319,392)	$(1,269,160)

Loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding	137,850,412	97,652,747	131,468,516	92,281,600

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2013 (audited)	120,807,808	$120,807	$27,052,282	$(36,138,525)	$(8,965,436)

Common stock issued for:
Cash and the exercise of warrants	298,704	299	5,701	-	6,000
Services and prepaid services	171,250	171	10,729	-	10,900
Accounts payable and prepaid services	100,000	100	7,400	-	7,500
Loan fees on convertible debt	1,269,009	1,269	120,637	-	121,906
Debt converted	41,596,673	41,596	1,187,918	-	1,229,514
Options and warrants issued for services	-	-	116,374	-	116,374
Beneficial conversion feature	-	-	119,643	-	119,643
Net loss	-	-	-	(2,319,392)	(2,319,392)
Balances at June 30, 2014	164,243,444	$164,242	$28,620,684	(38,457,917)	$(9,672,991)

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Cash Flow
(Unaudited)
	Six months ended
	June 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(2,319,392)	$(1,269,160)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	3,080	196,400
Amortization of licenses and intangible assets	2,916	5,417
Amortization of convertible debt discount	564,788	341,154
Amortization of debt issuance costs	25,027	512,577
Amortization of prepaid expenses paid with stock	65,784	-
Common stock issued for services	10,900	83,470
Common stock issued for interest	-	122,728
Warrants exercised for services	-	20,000
Stock options and warrants issued for services	116,374	517,881
Gain (Loss) on derivative liability	351,066	(2,159,021)
Loss on settlement of debt	75,049	171,533
Changes in operating assets and liabilities:
Accounts receivable	-	21,239
Inventory	-	(4,375)
Prepaid expenses	(25,012)	(11,729)
Accounts payable	79,441	13,626
Payroll liabilities	47,496	(43,985)
Accrued interest	241,853	228,122
Grant money used to offset expenditures	-	(241,290)
Net cash used by operating activities	(760,630)	(1,495,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	-	(7,715)
Net cash used by investing activities	-	(7,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	-	(23,153)
Principal payments on capital lease	(131,500)	(195,983)
Proceeds from short term debt	-	349,913
Debt issuance costs	(53,941)	-
Payments on short term loan	-	(35,846)
Proceeds from convertible debt	1,425,226	647,772
Principal payments on convertible debt	(359,913)	(105,500)
Proceeds on sale of stock for cash	-	866,500
Proceeds from exercise of warrants	6,000	-
Net cash provided by financing activities	885,872	1,503,703

Net increase (decrease) in cash	125,242	575
Cash, beginning of period	-	6,411

CASH, END OF PERIOD	$125,242	$6,986

Supplemental disclosures of cash flow information:
Cash paid for interest	$217,609	$126,494
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

 NOTE 1:                   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2014.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2014 and December 31, 2013, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at June 30, 2014:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$2,132,187	$-	$-	$2,132,187
Total Liabilities Measured at Fair Value	$2,132,187	$-	$-	$2,132,187

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 1:                       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company anticipates a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition the Company anticipates spending from approximately $2 million to $7 million over that period to fund the initial deployment of the Company’s brachytherapy products should FDA clearance be obtained, a modest distribution capability for third party isotopes and equipment and the potential acquisition of a controlling interest in a European company with which it is having discussions. As of June 30, 2014 the Company has $125,242 cash on hand which means there will be an anticipated shortfall of the full $2 to $7 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and the Company’s current lease commitments that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Production equipment	$2,131,377	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,614,153
Less accumulated depreciation	(2,602,320)	(2,599,240)
	$11,833	$14,913

Accumulated depreciation related to fixed assets is as follows:

	June 31, 2014	December 31, 2013
Production equipment	$2,121,646	$2,119,830
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	30,667	29,403
	$2,602,320	$2,599,240

Depreciation expense for the above fixed assets for the six months ended June 30, 2014 and 2013, respectively, was $3,080 and $196,400.

NOTE 4:                   INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
License Fee	$112,500	$112,500
Less accumulated amortization	(108,245)	(105,329)
	4,255	7,171
Patents and intellectual property	35,482	35,482
Intangible assets net of accumulated amortization	$39,737	$42,653

Amortization expense for the above intangible assets for the six months ended June 30, 2014 and 2013, respectively, was $2,916 and $5,417.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 5:                 RELATED PARTY TRANSACTIONS - continued

Related Party Convertible Notes Payable

The Company issued various shares of common stock and convertible promissory notes during the six months ended June 30, 2014 to a director and major stockholder. The details of these transactions are outlined in Note 10: Stockholders’ Equity - Common Stock Issued for Convertible Debt.

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

Rental expense for the six months ended June 30, 2014 and 2013 consisted of the following:

	Six months ended June 30, 2014	Six months ended June 30, 2013
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$71,426	$71,426
Rental expense in the form of stock issuance	-	-
Corporate office	9,000	17,460
Total Rental Expense	$80,426	$88,886

NOTE 6:                   PREPAID EXPENSES PAID WITH STOCK

The Company issued stock for prepaid services for the year ended December 31, 2013 in the amount of $78,000 of which $26,000 expired in 2013 and was expensed and recorded as stock issued for services and 39,000 expired in the six months ending June 30, 2014 and was expensed and recorded as stock issued for services. The $13,000 balance will expire through December 2014. The Company also issued stock for prepaid services for the year ended December 31, 2013 in the amount of $69,550 of which $5,796 expired in 2013 and was expensed and recorded as stock issued for services and $34,776 expired in the six months ending June 30, 2014 and was expensed and recorded as stock issued for services. The $28,978 balance will expire through December 2014. The Company also issued stock for prepaid services for the year ended December 31, 2013 in the amount of $3,600 of which $0 expired in 2013 and $3,600 expired in the six months ending June 30, 2014 and was expensed and recorded as stock issued for services. Prepaid expenses are expected to mature as follows:

For the twelve month period ending December 31, 2014	$41,979
Thereafter	-
$41,979

NOTE 7:                   SHORT TERM LOAN PAYABLE

The Company had research costs of $349,913 that was converted to an unsecured promissory note May 1, 2013. The note calls for 10% interest and was due May 1, 2014. On May 15, 2014 the Company renewed the unsecured promissory note as a 10% convertible debenture, due May 15, 2015, in the principal amount of $350,000 along with a warrant exercisable for shares of common stock of the Company and 532,609 shares of Common Stock. On June 6, 2014 the convertible debenture was converted into common stock of the Company for a total issuance of 16,530,974 shares of Common Stock.

The Warrant is exercisable for three years from issuance to purchase up to the number of shares of Common Stock equal to the quotient obtained by dividing the original principal amount of the Debenture ($350,000) by the Warrant Exercise Price (subject to adjustment to maintain the original value proposition and to support the ability of Battelle to convert the full value of the indebtedness to shares of Common Stock) at a price per share equal to the Warrant Exercise Price in cash.  The “Warrant Exercise Price” is equal to the lesser of the market value (defined as the mean market closing price per share over the 10 trading days immediately prior to the notice date of exercise) and $0.046 per share.

Interest in the amount of $2,031 was paid on this note for the six months ended June 30, 2014.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                   CONVERTIBLE NOTES PAYABLE

As of June 30, 2014 and December 31, 2013 the Company had the following convertible notes outstanding:

	June 30, 2014		December 31, 2013
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $170,000 and $180,000 outstanding , net of debt discount of $0 and $8,576, respectively	$170,000	$39,030	$171,424	$30,610
May 2013 $224,000 Convertible Note, 12% interest, due November 2014 (18 month note), $0 and $30,000, net of debt discount of $0 and $17,450, respectively	-	-	12,550	2,257
April 2013 $72,280 Convertible Note, 0% interest for the first 90 days, due April 2014, with a 10% original issue discount, $0 and $16,646 outstanding, net of debt discount of $0 and $4,241, respectively	-	-	12,405	-
June 2013 $34,560 Convertible Note, 0% interest for the first 90 days, due June 2014, with a 10% original issue discount, $0 and $34,650 outstanding, net of debt discount of $0 and $14,676, respectively	-	-	19,884	3,456
July 2013 $53,000 Convertible Note, 8% interest, due February 2014, $0 and $53,000 outstanding, net of debt discount of $0 and $19,395, respectively	-	-	33,605	2,033
July 2013 $30,024 Convertible Note, 10% one-time interest, due July 2014, with a 10% original issue discount, $0 and $30,024 outstanding, net of debt discount of $0 and $15,876, respectively	-	-	14,148	3,002
August 2013 $53,000 Convertible Note, 8% interest, due March 2014, $0 and $53,000 outstanding, net of debt discount of $0 and $28,716, respectively	-	-	24,284	1,464
September 2013 $10,000 Convertible Note, 10% interest, due September 2014 (12 month note), $0 and $10,000 outstanding, net of debt discount of $0 and $131, respectively	-	-	9,869	330
September 2013 $30,000 Convertible Note, 12% interest, due September 2014, with a $1,500 original issue discount, $0 and $30,000 outstanding, net of debt discount of $0 and $17,945, respectively	-	-	12,055	937
October 2013 $37,500 Convertible Note, 8% interest, due July 2014, $0 and $37,500 outstanding, net of debt discount of $0 and $26,182, respectively	-	-	11,318	682
October 2013 $97,700 Convertible Note, 8% interest, due April 2014, with a 12% original issue discount, $77,700 and $97,700 outstanding, net of debt discount of $0 and $64,774, respectively	77,700	6,182	32,926	1,954
November 2013 $42,500 Convertible Note, 8% interest, due August 2014, $0 and $42,500 outstanding, net of debt discount of $0 and $34,368, respectively	-	-	8,132	494

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                   CONVERTIBLE NOTES PAYABLE - continued

	June 30, 2014		December 31, 2013
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
November 2013 $27,800 Convertible Note, 10% one-time interest, due November 2014, with a 10% original issue discount, $9,140 and $27,800 outstanding, net of debt discount of $3,800 and $24,296, respectively	5,340	568	3,504	2,780
December 2013 $27,500 Convertible Note, 8% interest, due September 2014, $0 and $27,500 outstanding, net of debt discount of $0 and $26,005, respectively	-	-	1,495	90
December 2013 $69,120 Convertible Note, 0% interest for the first 90 days, due December 2014, with a 10% original issue discount, $43,440 and $69,120 outstanding, net of debt discount of $23,024 and $65,143, respectively	20,416	2,404	3,977	6,912
December 2013 $55,000 Convertible Note, 12% interest, due December 2014, with a $3,300 original issue discount, $30,000 and $55,000 outstanding, net of debt discount of $20,679 and $51,317, respectively	9,321	2,042	3,683	442
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $50,000 and $0 outstanding, net of debt discount of $27,775 and $0, respectively	22,225	1,797	-	-	(1)
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $50,000 and $0 outstanding, net of debt discount of $30,886 and $0, respectively	19,114	1,677	-	-	(2)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $55,500 and $0 outstanding, net of debt discount of $27,784 and $0, respectively	27,716	2,418	-	-	(3)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $50,000 and $0 outstanding, net of debt discount of $25,275 and $0, respectively	24,725	2,151	-	-	(4)
January 2014 $50,000 Convertible Note, 12% interest, due January 2015, $50,000 and $0 outstanding, net of debt discount of $28,904 and $0, respectively	21,096	2,532	-	-	(5)
February 2014 $50,000 Convertible Note, 8% interest, due February 2015, $50,000 and $0 outstanding, net of debt discount of $23,060 and $0, respectively	26,940	1,523	-	-	(6)
February 2014 $46,080 Convertible Note, 8% interest, due February 2015, $46,080 and $0 outstanding, net of debt discount of $27,462 and $0, respectively	18,618	1,641	-	-	(7)
February 2014 $28,800 Convertible Note, 10% one-time interest, due February 2015, with a 10% original issue discount, $28,800 and $0 outstanding, net of debt discount of $18,944 and $0, respectively	9,856	1,081	-	-	(8)
February 2014 $51,700 Convertible Note, 12% interest, due February 2015, with a $3,300 original issue discount, $51,700 and $0 outstanding, net of debt discount of $30,878 and $0, respectively	20,822	2,499	-	-	(9)
March 2014 $37,500 Convertible Note, 8% interest, due December 2014, $37,500 and $0 outstanding, net of debt discount of $24,134 and $0, respectively	13,366	838	-	-	(10)
March 2014 $50,000 Convertible Note, 10% interest, due March 2015, $50,000 and $0 outstanding, net of debt discount of $36,164 and $0, respectively	13,836	1,384	-	-	(11)
March 2014 $165,910 Convertible Note, 10% interest, due April 2015, with a $16,450 original issue discount, $165,910 and $0 outstanding, net of debt discount of $120,069 and $0, respectively	45,841	4,773	-	-	(12)
April 2014 $32,000 Convertible Note, 10% interest, due April 2015, $32,000 and $0 outstanding, net of debt discount of $20,673 and $0, respectively	11,327	763	-	-	(13)
April 2014 $46,080 Convertible Note, 10% interest due April 2015, $46,080 and $0 outstanding, net of debt discount of $36,359 and $0, respectively	9,721	972	-	-	(14)
May 2014 $42,500 Convertible Note, 8% interest, due February 2015, $42,500 and $0 outstanding, net of debt discount of $36,056 and $0, respectively	6,444	391	-	-	(15)
May 2014 $50,000 Convertible Note, 12% interest, due May 2015, with a $5,000 original issue discount, $50,000 and $0 outstanding, net of debt discount of $44,520 and $0, respectively	5,480	658	-	-	(16)
June 2014 $37,500 Convertible Note, 8% interest, due March 2015, $37,500 and $0 outstanding, net of debt discount of $35,403 and $0, respectively	2,097	140	-	-	(17)
June 2014 $28,800 Convertible Note, 10% interest due June 2015, $28,800 and $0 outstanding, net of debt discount of $28,248 and $0, respectively	552	55	-	-	(18)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $0 outstanding, net of debt discount of $39,562 and $0, respectively	438	44	-	-	(19)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $0 outstanding, net of debt discount of $39,562 and $0, respectively	438	44	-	-	(20)
June 2014 $56,589 Convertible Note, 10% interest, due July 2015, with a $5,611 original issue discount, $56,589 and $0 outstanding, net of debt discount of $56,589 and $0, respectively	-	-	-	-	(21)

Total Convertible Notes Payable, Net	$583,429	$77,607	$375,259	$57,443

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

(1) The Company borrowed $50,000 January 2014, due January 2015. The holder of the note has the right, after the first one hundred eighty days of the note (July 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.07 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $46,249 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the six months ended June 30, 2014, $1,797 interest expense was recorded, and total amortization of $18,474 was recorded resulting in a debt discount of $27,775 at June 30, 2014.

(2) The Company borrowed $50,000 January 2014, due January 2015. The holder of the note has the right, after the first one hundred eighty days of the note (July27, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $49,636 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the six months ended June 30, 2014, $1,677 interest expense was recorded, and total amortization of $18,750 was recorded resulting in a debt discount of $30,886 at June 30, 2014.

(3) The Company borrowed $55,500 January 2014, due October 2014. The holder of the note has the right, after the first one hundred eighty days of the note (July 21, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($61,716) with no interest on the note. The Company recorded a debt discount of $55,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the six months ending June 30, 2014, total amortization was recorded in the amount of $27,716 resulting in a debt discount of $27,784 at June 30, 2014.

(4) The Company borrowed $55,500 January 2014, due October 2014. The holder of the note has the right, after the first one hundred eighty days of the note (July 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($61,716) with no interest on the note. The Company recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the six months ending June 30, 2014, total amortization was recorded in the amount of $24,725 resulting in a debt discount of $25,275 at June 30, 2014.

(5) The Company borrowed $50,000 January 2014, due January 2015. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to 40% of the lowest trade price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the six months ended June 30, 2014, $2,532 interest expense was recorded, and total amortization of $21,096 was recorded resulting in a debt discount of $28,904 at June 30, 2014.

(6) The Company borrowed $50,000 February 2014, due February 2015. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.07 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $37,307 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the six months ended June 30, 2014, $1,523 interest expense was recorded, and total amortization of $14,247 was recorded resulting in a debt discount of $23,060 at June 30, 2014.

(7) The Company borrowed $46,080 February 2014, due February 2015. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $42,653 related to the conversion feature of the note, along with a derivative liability at inception. Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note. During the six months ending June 30, 2014, total amortization was recorded in the amount of $15,191 resulting in a debt discount of $27,462 at June 30, 2014.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

(8) The Company borrowed $28,800 February 2014, due February 2015, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $2,800 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $28,800 related to the conversion feature and original issue discount, along with a derivative liability at inception .  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the six months ended June 30, 2014, interest expense of $1,081 was recorded, and total amortization of $9,856 was recorded resulting in a debt discount of $18,944 at June 30, 2014.

(9) The Company borrowed $51,700 February 2014, due February 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.16 or 55% of the lowest trade price in the 20 trading days previous to the conversion.  The note has an original issue discount of $3,300 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $51,700 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the six months ended June 30, 2014, $2,499 of interest expense was recorded, and total amortization of $20,822 was recorded resulting in a debt discount of $30,878 at June 30, 2014.

(10) The Company borrowed $37,500 March 2014, due December 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (September 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the six months ending June 30, 2014, total amortization was recorded in the amount of $13,366 resulting in a debt discount of $24,134 at June 30, 2014.  Also during the six months ending June 30, 2014, interest expense of $838 was recorded for the note.

(11) The Company borrowed $50,000 March 2014, due March 2015. The holder of the note has the right, after the first one hundred eighty days of the note (September 18, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the six months ending June 30, 2014, $1,384 of interest expense was recorded, and total amortization was recorded in the amount of $13,836 resulting in a debt discount of $36,164 at June 30, 2014.

(12) The Company borrowed $165,910 March 2014, due April 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $16,450 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $163,394 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the six months ended June 30, 2014, $4,773 of interest expense was recorded, and total amortization of $43,325 was recorded resulting in a debt discount of $120,069 at June 30, 2014.

(13) The Company borrowed $32,000 April 2014, due April 2015. The holder of the note has the right, after the first one hundred eighty days of the note (October 1, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $27,143 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the six months ending June 30, 2014, total amortization was recorded in the amount of $6,470 resulting in a debt discount of $20,673 at June 30, 2014.

(14) The Company borrowed $46,080 April 2014, due April 2015. The holder of the note has the right, after the first one hundred eighty days of the note (October 11, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the six months ending June 30, 2014, total amortization was recorded in the amount of $9,721 resulting in a debt discount of $36,359 at June 30, 2014.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

(15) The Company borrowed $42,500 May 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (November 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $42,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During the six months ending June 30, 2014, total amortization was recorded in the amount of $6,444 resulting in a debt discount of $36,054 at June 30, 2014.  Also during the six months ending June 30, 2014, interest expense of $391 was recorded for the note.

(16) The Company borrowed $55,000 May 2014, due May 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.16 or 55% of the lowest trade price in the 20 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the six months ended June 30, 2014, $658 of interest expense was recorded, and total amortization of $5,480 was recorded resulting in a debt discount of $49,520 at June 30, 2014.

(17) The Company borrowed $37,500 June 2014, due March 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (December 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the six months ending June 30, 2014, total amortization was recorded in the amount of $2,097 resulting in a debt discount of $35,403 at June 30, 2014.  Also during the six months ending June 30, 2014, interest expense of $140 was recorded for the note.

(18) The Company borrowed $28,800 June 2014, due June 2015. The holder of the note has the right, after the first one hundred eighty days of the note (December 20, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $28,800 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the six months ending June 30, 2014, total amortization was recorded in the amount of $552 resulting in a debt discount of $28,248 at June 30, 2014.

(19) The Company borrowed $40,000 June 2014, due June 2015. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of the prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the six months ending June 30, 2014, total amortization was recorded in the amount of $438 resulting in a debt discount of $39,562 at June 30, 2014.

(20) The Company borrowed $40,000 June 2014, due June 2015. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accured interest during the first one hundred eighty days following the date of the note. During that time the amount of any repayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception. Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note. During the six months ending June 30, 2014, total amortization was recorded in the amount of $438 resulting in a debt discount of $39,562 at June 30, 2014. Also during the six months ending June 30, 2014, interest expense of $44 was recorded for the note.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

(21) The Company borrowed $56,589 June 2014, due July 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $5,611 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $56,589 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the six months ended June 30, 2014, $0 of interest expense was recorded, and total amortization of $0 was recorded resulting in a debt discount of $56,589 at June 30, 2014.

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

The following schedule summarizes the changes in the Company’s stock options during the six months ended June 30, 2014:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2013	10,350,000	$0.08-0.28	3.78 years	$-	$0.14
Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(1,465,000)	$0.08-0.15	-		$0.02
Balance at June 30, 2014	8,885,000	$0.09-0.28	3.88 years	$-	$0.14

Exercisable at December 31, 2013	8,975,000	$0.08-0.28	2.96 years	$-	$0.13

Exercisable at June 30, 2014	7,966,250	$0.09-0.28	3.88 years	$-	$0.14

The following schedule summarizes the changes in the Company’s stock warrants during the six months ended June 30, 2014:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2013	40,103,548	$0.06-0.25	3.19 years	$50,796	$0.11
Warrants granted	17,895,652	$0.05	2.98 years		$0.05
Warrants exercised	(100,000)	$0.06	-		$0.06
Warrants expired	(500,000)	$0.06	-		$0.06
Balance at June 30, 2014	57,399,200	$0.05-0.25	2.91 years	$4,999,989	$0.07

Exercisable at December 31, 2013	40,103,548	$0.06-0.25	3.19 years	$50,796	$0.11

Exercisable at June 30, 2014	57,399,200	$0.05-0.25	2.91 years	$4,999,989	$0.07

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 10:                 STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash and the Exercise of Warrants

In January 2014, the Company issued 100,000 restricted shares of its common stock shares in exchange for $6,000 in exchange for the cancellation of the warrants attached to the convertible notes received in July 2012.

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

Common Stock Issued for Convertible Debt

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in January 2014 to our major stockholder, who is also a Director. The Note matures in January of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.095 per share. The value of the $26,000 debt plus the $0.095 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $24,096 toward the debt and $952 to the shares and $952 to the beneficial conversion feature. The $952 value of the shares and the $952 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $876 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $24,972 as of June 30, 2014. Additionally, $1,190 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2014.

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

The Company issued 5,200 shares of its common stock and a convertible promissory note in the amount of $13,000 with interest payable at 10% per annum in April 2014 to our major stockholder, who is also a Director. The Note matures in April of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.095 per share. The value of the $13,000 debt plus the $0.095 fair market value of the 5,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $13,000 debt and the value of the 5,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $12,809 toward the debt and $191 to the shares and $0 to the beneficial conversion feature. The $191 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $40 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $12,849 as of June 30, 2014. Additionally, $270 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2014.

In May 2014 the Company issued a 12% Convertible Promissory Note in the amount of $55,000 to an unrelated company. The note calls for a 532,609 restricted shares of the Company’s common stock to be issued a loan fee. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note plus interest. If the Company repays the note within the first 30 days the interest rate is calculated at 25% of the note balance, if paid between 31 days and 179 days the interest rate is calculated at 35% of the note balance, and if repaid after 180 days the interest rate is calculated at 45% of the note balance.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 10:                 STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Convertible Debt – continued

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in May 2014 to our major stockholder, who is also a Director. The Note matures in May of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.06 per share. The value of the $26,000 debt plus the $0.06 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,671 toward the debt and $329 to the shares and $0 to the beneficial conversion feature. The $329 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $40 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,711 as of June 30, 2014. Additionally, $325 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2014.

In May 2014 the Company issued a 12% Convertible Promissory Note in the amount of $55,000 to an unrelated company. The note calls for a 500,000 restricted shares of the Company’s common stock to be issued a loan fee. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note plus interest. If the Company repays the note within the first 30 days the interest rate is calculated at 25% of the note balance, if paid between 31 days and 179 days the interest rate is calculated at 35% of the note balance, and if repaid after 180 days the interest rate is calculated at 45% of the note balance.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in June 2014 to our major stockholder, who is also a Director. The Note matures in June of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $26,000 debt plus the $0.046 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,794 toward the debt and $206 to the shares and $0 to the beneficial conversion feature. The $206 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $10 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,804 as of June 30, 2014. Additionally, $110 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2014.

Common Stock Issued for Debt Converted

On May 15, 2014, Advanced Medical Isotope Corporation (the “Company”) entered into an agreement with Battelle Memorial Institute, an Ohio nonprofit corporation (“Battelle”), pursuant to which the Company issued to Battelle (i) a 10% convertible debenture in the principal amount of $350,000 (the “Debenture”), (ii) a warrant (the “Warrant”) exercisable for shares of common stock of the Company (the “Common Stock”), and (iii) 532,609 shares of Common Stock in satisfaction of a promissory note issued by the Company to Battelle on May 1, 2013 in the principal amount of $349,913.41 as payment for research services performed by Battelle for the Company. The Debenture was scheduled to mature on May 15, 2015 and on June 6, 2014 Battelle converted the Debenture into Common Stock for a total issuance of 16,530,974 shares of Common Stock.

During the six months ending June 30, 2014 the Company issued 24,212,570 shares of unrestricted stock in exchange for convertible debt raised in 2013. The Company also issued 853,128 shares of unrestricted stock representing of the accrued interest on the convertible debt that was converted.

NOTE 11:                 SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2014 the Company issued 100,000 shares of common stock for an extinguishment of $7,500 worth of debt.

During the six months ended June 30, 2014 the Company issued 1,269,009 shares of common stock as a loan fee of $121,906.

During the six months ended June 30, 2014, the Company issued 41,596,673 shares of stock to settle convertible notes payable with a principal note balance, accrued interest, interest expense, debt discount, and derivative liabilities valued at $1,154,465 and the Company recognized a $75,049 loss on settlement of debt.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 12:                 SUBSEQUENT EVENTS

In July 2014 the Company received $20,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.046 per share. In addition the Company issued the note holder 8,000 shares of its common stock as a loan origination fee.

In July 2014 the Company issued 200,000 common stock shares in exchange for Consulting Services.

In July 2014 the Company issued a 10% Convertible Promissory Note in the amount of $37,500 to an unrelated company. The note is not convertible by the holder for the first 180 days, in which time the Company can repay the note plus interest. If the Company repays the note within the first 180 days the Company will pay 145% of the unpaid note balance plus interest.

During the month of July 2014 the Company issued 14,983,002 shares of unrestricted stock in exchange for convertible debt raised in 2013 and 2014. The Company also issued 649,536 shares of unrestricted stock representing of the accrued interest on the convertible debt that was converted.

During the month of August 2014 the Company issued 4,812,500 shares of unrestricted stock in exchange for convertible debt raised in 2013 and 2014. The Company also issued 109,019 shares of unrestricted stock representing of the accrued interest on the convertible debt that was converted.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table sets forth information from our statements of operations for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenues	$24,108	$24,804

Operating expenses	1,101,888	2,703,374

Operating loss	(1,077,780)	(2,678,570)
Non-operating income (expense)
Recognized income from grants	-	241,290
Gain (loss) on derivative liability	(351,066)	2,159,021
Net loss on settlement	(75,049)	(171,533)
Interest expense	(815,497)	(819,365)
Net income (loss)	$(2,319,392)	$(1,269,160)

Revenue

Revenue was $24,108 for the six months ended June 30, 2014 and $24,804 for the six months ended June 30, 2013.  The decrease was the result of a decrease in F-18 sales offset by an increase in Consulting revenues.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $21,750 of the total six months ended June 30, 2013 revenues and $0 of the total six months ended June 30, 2014 revenues.  Revenues for F-18 were lower in the six months ended June 30, 2014 as a result of our linear accelerator being down and having no production for several months; thereby decreasing the number of doses sold for the six months ended June 30, 2014 (0) from the six months ended June 30, 2013 (72). Consulting revenues consisted of $24,108 and $3,054 for the six months ended June 30, 2014 and 2013, respectively. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Revenue for the six months ended June 30, 2014 and 2013 consists of the following:

	Six months ended June 30, 2014	Six months ended June 30, 2013
F-18	$-	$21,750
Stable Isotopes	-	-
Consulting	24,108	3,054
	$24,108	$24,804

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Six Months Ended June 30, 2014 and 2013 - continued

Operating Expenses

Operating expenses for the six months ended June 30, 2014 and 2013 was $1,101,888 and $2,703,374, respectively.  The decrease in operating expenses from 2013 to 2014 can be attributed to the decrease in Depreciation and Amortization expenses ($201,817 for the six months ended June 30, 2013 versus $5,996 for the six months ended June 30, 2014); and the decrease in Professional Fees expenses ($486,689 for the six months ended June 30, 2013 versus $337,985 for the six months ended June 30, 2014); and the decrease in Stock Options Granted expense ($517,881 for the six months ended June 30, 2013 versus $116,374 for the six months ended June 30, 2014); and the decrease in Payroll Expenses ($458,888 for the six months ended June 30, 2013 versus $385,096 for the six months ended June 30, 2014); and the decrease in General and Administrative Expenses ($1,026,478 for the six months ended June 30, 2013 versus $254,586 for the six months ended June 30, 2014.

Operating expenses for the six months ended June 30, 2014 and 2013 consists of the following:

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cost of materials	$551	$4,559
Depreciation and amortization expense	5,996	201,817
Professional fees	337,985	486,689
Stock options granted	116,374	517,881
Payroll expenses	385,096	458,888
General and administrative expenses	254,586	1,026,478
Sales and marketing expense	1,300	7,062
	$1,101,888	$2,703,374

Non-Operating Income (Expense)

Non-operating income (expense) for the six months ended June 30, 2014 varied from the six months ended June 30, 2013 primarily due to an increase of loss on derivative liability to $(351,066) for the six months ended June 30, 2014 from a gain of $2,159,021 for the six months ended June 30, 2013; and an decrease in recognized income from grants from $241,290 for the six months ended June 30, 2013 to $0 for the six months ended June 30, 2014. Part of this increase in non-operating expense was offset by a decrease in net loss on settlement of debt from $(171,533) for the six months ended June 30, 2013 versus $(75,049) for the six months ended June 30, 2014.

Non-Operating income (expense) for the six months ended June 30, 2014 and 2013 consists of the following:

	Six months ended June 30, 2014	Six months ended June 30, 2013
Interest expense	$(815,497)	$(819,368)
Net loss on settlement of debt	(75,049)	(171,533)
Recognized income from grants	-	241,290
Gain (loss) on derivative liability	(351,066)	2,159,021
	$(1,241,612)	$1,409,410

Net Loss

Our net loss for the six months ended June 30, 2014 and 2013 was $2,319,392 and $1,269,160, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the three Months Ended June 30, 2014 and 2013

The following table sets forth information from our statements of operations for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Revenues	$10,054	$-

Operating expenses	542,140	1,183,239

Operating loss	(532,086)	(1,183,239)
Non-operating income (expense)
Interest expense	(422,215)	(414,878)
Net gain (loss) on settlement of debt	(42,418)	(53,502)
Recognized income from grants	-	192,860
Gain (Loss) on derivative liability	(239,270)	795,112
Net income (loss)	$(1,235,989)	$(663,647)

Revenue

Revenue was $0 for the three months ended June 30, 2013 and $10,054 for the three months ended June 30, 2014.  The decrease was the result of Consulting revenues. Consulting revenues consisted of $10,054 and $0 of the total revenue for the three months ended June 30, 2014 and 2013, respectively. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

Revenue for the three months ended June 30, 2014 and 2013 consists of the following:

	Three months ended June 30, 2014	Three months ended June 30, 2013
F-18	$-	$-
Consulting	10,054	-
	$10,054	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Three Months Ended June 30, 2014 and 2013 - continued

Operating Expenses

Operating expenses for the three months ended June 30, 2014 and 2013 were $542,140 and $1,183,239, respectively.  The decrease in operating expenses from 2013 to 2014 can be attributed to the decrease in Depreciation and Amortization ($2,998 for the three months ended June 30, 2014 versus $100,911 for the three months ended June 30, 2013), and Stock Options Granted ($58,187 for the three months ended June 30, 2014 versus $114,281 for the three months ended June 30, 2013), and Payroll Expenses ($195,532 for the three months ended June 30, 2014 versus $269,053 for the three months ended June 30, 2013), and General and Administrative Expenses ($131,615 for the three months ended June 30, 2014 versus $454,407 for the three months ended June 30, 2013.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Cost of materials	$301	$-
Depreciation and amortization expense	2,998	100,911
Professional fees	152,807	238,425
Stock options granted	58,187	114,281
Payroll expenses	195,532	269,053
General and administrative expenses	131,615	454,407
Sales and marketing expense	700	6,162
	$542,140	$1,183,239

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended June 30, 2014 and 2013 was $(703,903) and $519,592, respectively. The increase in non-operating expense was due to an decrease in Gain on Derivative Liability ($795,112) for the three months ended June 30, 2013 and to a Loss on Derivative Liability for the three months ended June 30, 2014 ($239,270), and Recognized income from Grants ($192,860) for the three months ended June 30, 2013 versus $0 for the three months ended June 30, 2014.

Non-Operating income (expense) for the three months ended June 30, 2014 and 2013 consists of the following:

	Three months ended June 30, 2014	Three months ended June 30, 2013
Interest expense	$(422,215)	$(414,878)
Net gain (loss) on settlement of debt	(42,418)	(53,502)
Recognized income from grants	-	192,860
Gain (Loss) on derivative liability	(239,270)	795,112
	$(703,903)	$519,592

Net Loss

Our net loss for the three months ended June 30, 2014 and 2013 was $1,235,989 and $663,647, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At June 30, 2014, the Company had negative working capital of $9,778,667, as compared to $8,237,437 at June 30, 2013. During the six months ended June 30, 2014 the Company experienced negative cash flow from operations of $760,630 and it expended $0 for investing activities while adding $885,872 of cash flows from financing activities.  As of June 30, 2014, the Company had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $1,495,413 for the six month period ending June 30, 2013 to $760,630 for the six month period ending June 30, 2014.  Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  Cash used in investing activities decreased from $7,715 for the six month period ended June 30, 2013 to $0 for the six month period ended June 30, 2014.  Cash was used to acquire equipment and patents during the 2013 six month period. Cash provided from financing activities decreased from $1,503,703 for the six month period ending June 30, 2013 to $885,872 for the six month period ending June 30, 2014. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from stock for cash and a decrease in proceeds from short term debt and an increase in payments on convertible debt, partially offset with a increase in proceeds on convertible debt.

The Company has generated material operating losses since inception.  The Company has incurred a net loss of $38,457,917 from January 1, 2006 through June 30, 2014, including a net loss of $2,319,392 for the six months ended June 30, 2014, and a net loss of $1,269,160 for the six months ended June 30, 2013.  The Company expects to continue to experience net operating losses.  Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.  The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company.  If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

Critical Accounting Policies and Estimates

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  During the period ended June 30, 2014, we believe there have been no significant changes to the items disclosed as significant accounting policies in management's notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: August 14, 2014	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)