Form 10-Q
period 2014-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2014-11-14
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: September 30, 2014
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of November 10, 2014 was 553,960,494.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	3
	Condensed Statements of Operations for the Three Months and the Nine Months ended September 30, 2014 (unaudited) and the Three Months and the Nine Months ended September 30, 2013 (unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period ended September 30, 2014 (unaudited)	5
	Condensed Statements of Cash Flow for the Nine Months ended September 30, 2014 (unaudited) and the Nine Months ended September 30, 2013 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	36

SIGNATURES		36

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current Assets:
Cash	$525	$-
Prepaid expenses	26,888	3,281
Prepaid expenses paid with stock, current portion	11,591	107,763
Inventory	8,475	8,475
Deposit	1,000	-
Total current assets	48,479	119,519

Fixed assets, net of accumulated depreciation	10,293	14,913

Other assets:
License fees, net of amortization	2,797	7,171
Patents and intellectual property	35,482	35,482
Debt issuance costs	52,077	19,786
Deposits	5,406	5,406
Total other assets	95,762	67,845

Total assets	$154,534	$202,277

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,354,658	$1,221,063
Accrued interest payable	1,509,414	1,195,385
Payroll liabilities payable	139,262	81,514
Short term loan payable	-	349,913
Convertible notes payable, net	512,094	375,259
Derivative liability	1,640,727	1,476,615
Related party convertible notes payable, net	4,326,846	4,158,819
Current portion of capital lease obligations	109,421	309,145
Total current liabilities	9,592,422	9,167,713

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized;
zero issued and outstanding	-	-
Common stock, $.001 par value; 2,000,000,000 shares authorized;
345,816,150 and 120,807,808 shares issued and outstanding, respectively	345,817	120,807
Paid in capital	29,540,999	27,052,282
Accumulated deficit	(39,324,704)	(36,138,525)
Total stockholders’ equity (deficit)	(9,437,888)	(8,965,436)

Total liabilities and stockholders’ equity (deficit)	$154,534	$202,277

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues	$-	$115,799	$24,108	$140,603

Operating expenses
Cost of materials	265	100,278	817	104,836
Sales and marketing expenses	-	2,850	1,300	9,912
Depreciation and amortization	2,998	3,817	8,994	205,634
Professional fees	128,597	110,688	466,581	597,377
Stock options granted	58,187	58,187	174,561	576,068
Payroll expenses	190,994	174,271	576,089	633,159
General and administrative expenses	112,281	155,096	366,868	1,181,574
Total operating expenses	493,322	605,187	1,595,210	3,308,560

Operating loss	(493,322)	(489,388)	(1,571,102)	(3,167,957)

Non-operating income (expense)
Interest expense	(365,566)	(389,456)	(1,181,063)	(1,208,825)
Net gain (loss) on settlement of debt	(44,975)	(27,013)	(120,024)	(198,546)
Recognized income from grants	-	24,241	-	265,531
Gain (loss) on derivative liability	37,076	(73,254)	(313,990)	2,085,767
Non-operating income (expense), net	(373,465)	(465,482)	(1,615,077)	943,927

Loss before income taxes	(866,787)	(954,870)	(3,186,179)	(2,224,030)

Income tax provision	-	-	-	-

Net loss	$(866,787)	$(954,870)	$(3,186,179)	$(2,224,030)

Loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding	228,882,530	102,872,236	164,250,895	95,850,606

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2013 (audited)	120,807,808	$120,807	$27,052,282	$(36,138,525)	$(8,965,436)

Common stock issued for:
Cash and the exercise of warrants	29,873,989	29,874	(23,874)	-	6,000
Services and prepaid services	371,250	371	15,929	-	16,300
Accounts payable and prepaid services	100,000	100	7,400	-	7,500
Loan fees on convertible debt	1,296,609	1,297	121,014	-	122,311
Debt converted	193,366,494	193,368	2,074,044	-	2,267,412
Options and warrants issued for services	-	-	174,561	-	174,561
Beneficial conversion feature	-	-	119,643	-	119,643
Net loss	-	-	-	(3,186,179)	(3,186,179)
Balances at September 30, 2014	345,816,150	$345,817	$29,540,999	(39,324,704)	$(9,437,888)

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Cash Flow
(Unaudited)
	Nine months ended
	September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(3,186,179)	$(2,224,030)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	4,620	198,203
Amortization of licenses and intangible assets	4,374	7,431
Amortization of convertible debt discount	1,098,129	516,066
Amortization of debt issuance costs	46,900	532,099
Amortization of prepaid expenses paid with stock	96,172	-
Common stock issued for services	16,300	89,970
Common stock issued for interest	-	128,130
Warrants exercised for services	-	20,000
Stock options and warrants issued for services	174,561	576,068
Gain (Loss) on derivative liability	313,990	(2,085,766)
Loss on settlement of debt	120,024	198,546
Changes in operating assets and liabilities:
Accounts receivable	-	21,239
Inventory	-	(4,375)
Prepaid expenses	(24,607)	(4,083)
Accounts payable	141,095	92,950
Payroll liabilities	57,748	(16,830)
Accrued interest	346,017	355,436
Grant money used to offset expenditures	-	(265,531)
Net cash used by operating activities	(790,856)	(1,864,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	-	(7,715)
Net cash used by investing activities	-	(7,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	-	(35,084)
Principal payments on capital lease	(199,724)	(258,663)
Proceeds from short term debt	(349,913)	349,913
Debt issuance costs	(79,191)	-
Payments on short term loan	-	(35,846)
Proceeds from convertible debt	1,424,209	1,070,772
Principal payments on convertible debt	(10,000)	(105,500)
Proceeds on sale of stock for cash	-	881,500
Proceeds from exercise of warrants	6,000	25,000
Net cash provided by financing activities	791,381	1,892,092

Net increase (decrease) in cash	525	19,810
Cash, beginning of period	-	6,411

CASH, END OF PERIOD	$525	$26,221

Supplemental disclosures of cash flow information:
Cash paid for interest	$213,415	$126,494
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

 NOTE 1:                   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2014.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2014 and December 31, 2013, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at September 30, 2014:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$1,640,727	$-	$-	$1,640,727
Total Liabilities Measured at Fair Value	$1,640,727	$-	$-	$1,640,727

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

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

The Company anticipates a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition the Company anticipates spending from approximately $2 million to $7 million over that period to fund the initial deployment of the Company’s brachytherapy products should FDA clearance be obtained, a modest distribution capability for third party isotopes and equipment and the potential acquisition of a controlling interest in a European company with which it is having discussions. As of September 30, 2014 the Company has $525 cash on hand which means there will be an anticipated shortfall of the full $2 to $7 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and the Company’s current lease commitments that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Production equipment	$2,131,377	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,614,153
Less accumulated depreciation	(2,603,860)	(2,599,240)
	$10,293	$14,913

Accumulated depreciation related to fixed assets is as follows:

	September 30, 2014	December 31, 2013
Production equipment	$2,122,554	$2,119,830
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	31,299	29,403
	$2,603,860	$2,599,240

Depreciation expense for the above fixed assets for the nine months ended September 30, 2014 and 2013, respectively, was $4,620 and $198,203.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
License Fee	$112,500	$112,500
Less accumulated amortization	(109,703)	(105,329)
	2,797	7,171
Patents and intellectual property	35,482	35,482
Intangible assets net of accumulated amortization	$38,279	$42,653

Amortization expense for the above intangible assets for the nine months ended September 30, 2014 and 2013, respectively, was $4,374 and $7,431.

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

Related Party Convertible Notes Payable

The Company issued various shares of common stock and convertible promissory notes during the nine months ended September 30, 2014 to a director and major stockholder. The details of these transactions are outlined in Note 10: Stockholders’ Equity - Common Stock Issued for Convertible Debt.

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

Rental expense for the nine months ended September 30, 2014 and 2013 consisted of the following:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$107,139	$107,138
Rental expense in the form of stock issuance	-	-
Corporate office	13,500	26,190
Total Rental Expense	$120,639	$133,328

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

NOTE 6:                   PREPAID EXPENSES PAID WITH STOCK

The Company issued stock for prepaid services for the year ended December 31, 2013 in the amount of $78,000 of which $26,000 expired in 2013 and was expensed and recorded as stock issued for services and $39,000 expired in the nine months ending September 30, 2014 and was expensed and recorded as stock issued for services. The $13,000 balance will expire through December 2014. The Company also issued stock for prepaid services for the year ended December 31, 2013 in the amount of $69,550 of which $5,796 expired in 2013 and was expensed and recorded as stock issued for services and $34,776 expired in the nine months ending September 30, 2014 and was expensed and recorded as stock issued for services. The $28,978 balance will expire through December 2014. The Company also issued stock for prepaid services for the year ended December 31, 2013 in the amount of $3,600 of which $0 expired in 2013 and $3,600 expired in the nine months ending September 30, 2014 and was expensed and recorded as stock issued for services. Prepaid expenses are expected to mature as follows:

For the twelve month period ending December 31, 2014	$11,591
Thereafter	-
$11,591

NOTE 7:                   SHORT TERM LOAN PAYABLE

The Company had research costs of $349,913 that were converted to an unsecured promissory note May 1, 2013. The note calls for 10% interest and was due May 1, 2014. On May 15, 2014 the Company renewed the unsecured promissory note as a 10% convertible debenture, due May 15, 2015, in the principal amount of $350,000 along with a warrant exercisable for shares of common stock of the Company and 532,609 shares of Common Stock. On June 6, 2014 the convertible debenture was converted into common stock of the Company for a total issuance of 16,530,974 shares of Common Stock.

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

Interest in the amount of $2,031 was paid on this note for the nine months ended September 30, 2014.

NOTE 8:                   CONVERTIBLE NOTES PAYABLE

As of September 30, 2014 and December 31, 2013 the Company had the following convertible notes outstanding:

	September 30, 2014		December 31, 2013
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $170,000 and $180,000 outstanding , net of debt discount of $0 and $8,576, respectively	$170,000	$44,172	$171,424	$30,610
May 2013 $224,000 Convertible Note, 12% interest, due November 2014 (18 month note), $0 and $30,000, net of debt discount of $0 and $17,450, respectively	-	-	12,550	2,257
April 2013 $72,280 Convertible Note, 0% interest for the first 90 days, due April 2014, with a 10% original issue discount, $0 and $16,646 outstanding, net of debt discount of $0 and $4,241, respectively	-	-	12,405	-
June 2013 $34,560 Convertible Note, 0% interest for the first 90 days, due June 2014, with a 10% original issue discount, $0 and $34,650 outstanding, net of debt discount of $0 and $14,676, respectively	-	-	19,884	3,456
July 2013 $53,000 Convertible Note, 8% interest, due February 2014, $0 and $53,000 outstanding, net of debt discount of $0 and $19,395, respectively	-	-	33,605	2,033
July 2013 $30,024 Convertible Note, 10% one-time interest, due July 2014, with a 10% original issue discount, $0 and $30,024 outstanding, net of debt discount of $0 and $15,876, respectively	-	-	14,148	3,002
August 2013 $53,000 Convertible Note, 8% interest, due March 2014, $0 and $53,000 outstanding, net of debt discount of $0 and $28,716, respectively	-	-	24,284	1,464
September 2013 $10,000 Convertible Note, 10% interest, due September 2014 (12 month note), $0 and $10,000 outstanding, net of debt discount of $0 and $131, respectively	-	-	9,869	330
September 2013 $30,000 Convertible Note, 12% interest, due September 2014, with a $1,500 original issue discount, $0 and $30,000 outstanding, net of debt discount of $0 and $17,945, respectively	-	-	12,055	937
October 2013 $37,500 Convertible Note, 8% interest, due July 2014, $0 and $37,500 outstanding, net of debt discount of $0 and $26,182, respectively	-	-	11,318	682
October 2013 $97,700 Convertible Note, 8% interest, due April 2014, with a 12% original issue discount, $17,700 and $97,700 outstanding, net of debt discount of $0 and $64,774, respectively	17,700	1,944	32,926	1,954
November 2013 $42,500 Convertible Note, 8% interest, due August 2014, $0 and $42,500 outstanding, net of debt discount of $0 and $34,368, respectively	-	-	8,132	494

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

NOTE 8:                   CONVERTIBLE NOTES PAYABLE - continued

	September 30, 2014		December 31, 2013
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
November 2013 $27,800 Convertible Note, 10% one-time interest, due November 2014, with a 10% original issue discount, $0 and $27,800 outstanding, net of debt discount of $0 and $24,296, respectively	-	-	3,504	2,780
December 2013 $27,500 Convertible Note, 8% interest, due September 2014, $0 and $27,500 outstanding, net of debt discount of $0 and $26,005, respectively	-	-	1,495	90
December 2013 $69,120 Convertible Note, 0% interest for the first 90 days, due December 2014, with a 10% original issue discount, $0 and $69,120 outstanding, net of debt discount of $0 and $65,143, respectively	-	-	3,977	6,912
December 2013 $55,000 Convertible Note, 12% interest, due December 2014, with a $3,300 original issue discount, $0 and $55,000 outstanding, net of debt discount of $0 and $51,317, respectively	-	-	3,683	442
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(1)
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $50,000 and $0 outstanding, net of debt discount of $23,080 and $0, respectively	26,920	2,685	-	-	(2)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(3)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $27,481 and $0 outstanding, net of debt discount of $6,759 and $0, respectively	20,722	1,875	-	-	(4)
January 2014 $50,000 Convertible Note, 12% interest, due January 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(5)
February 2014 $50,000 Convertible Note, 8% interest, due February 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(6)
February 2014 $46,080 Convertible Note, 8% interest, due February 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(7)
February 2014 $28,800 Convertible Note, 10% one-time interest, due February 2015, with a 10% original issue discount, $11,700 and $0 outstanding, net of debt discount of $5,293 and $0, respectively	6,407	734	-	-	(8)
February 2014 $55,000 Convertible Note, 12% interest, due February 2015, with a $3,300 original issue discount, $11,000 and $0 outstanding, net of debt discount of $4,253 and $0, respectively	3,447	605	-	-	(9)
March 2014 $37,500 Convertible Note, 8% interest, due December 2014, $37,500 and $0 outstanding, net of debt discount of $16,089 and $0, respectively	21,411	1,595	-	-	(10)
March 2014 $50,000 Convertible Note, 10% interest, due March 2015, $47,500 and $0 outstanding, net of debt discount of $22,376 and $0, respectively	25,124	2,512	-	-	(11)
March 2014 $165,910 Convertible Note, 10% interest, due April 2015, with a $16,450 original issue discount, $133,410 and $0 outstanding, net of debt discount of $71,924 and $0, respectively	61,486	5,760	-	-	(12)
April 2014 $32,000 Convertible Note, 10% interest, due April 2015, $32,000 and $0 outstanding, net of debt discount of $15,462 and $0, respectively	16,538	1,569	-	-	(13)
April 2014 $46,080 Convertible Note, 10% interest due April 2015, $46,080 and $0 outstanding, net of debt discount of $24,744 and $0, respectively	21,336	2,134	-	-	(14)
May 2014 $42,500 Convertible Note, 8% interest, due February 2015, $42,500 and $0 outstanding, net of debt discount of $24,081 and $0, respectively	18,419	1,248	-	-	(15)
May 2014 $55,000 Convertible Note, 12% interest, due May 2015, with a $5,000 original issue discount, $50,000 and $0 outstanding, net of debt discount of $31,918 and $0, respectively	18,082	2,170	-	-	(16)
June 2014 $37,500 Convertible Note, 8% interest, due March 2015, $37,500 and $0 outstanding, net of debt discount of $24,689 and $0, respectively	12,811	896	-	-	(17)
June 2014 $28,800 Convertible Note, 10% interest due June 2015, $28,800 and $0 outstanding, net of debt discount of $20,989 and $0, respectively	7,811	781	-	-	(18)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $0 outstanding, net of debt discount of $29,480 and $0, respectively	10,520	1,052	-	-	(19)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $0 outstanding, net of debt discount of $39,562 and $0, respectively	438	1,052	-	-	(20)
June 2014 $56,589 Convertible Note, 10% interest, due July 2015, with a $5,611 original issue discount, $56,589 and $0 outstanding, net of debt discount of $42,325 and $0, respectively	14,264	-	-	-	(21)
July 2014 $37,500 Convertible Note, 12% interest, due July 2015, $37,500 and $0 outstanding, net of debt discount of $30,495 and $0, respectively	7,005	838	-	-	(22)
July 2014 $37,500 Convertible Note, 8% interest, due April 2015, $37,500 and $0 outstanding, net of debt discount of $28,870 and $0, respectively	8,630	690	-	-	(23)

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

NOTE 8: CONVERTIBLE NOTES PAYABLE - continued

August 2014 $22,500 Convertible Note, 8% interest, due May 2015, $22,500 and $0 outstanding, net of debt discount of $17,312 and $0, respectively	5,188	271	-	-	(24)
August 2014 $36,750 Convertible Note, 10% interest, due April 2015, $36,750 and $0 outstanding, net of debt discount of $32,018 and $0, respectively	4,732	473	-	-	(25)
August 2014 $33,500 Convertible Note, 0% interest, due February 2015, with a $8,500 original issue discount, $33,500 and $0 outstanding, net of debt discount of $21,629 and $0, respectively	11,871	0	-	-	(26)
September 2014 $37,500 Convertible Note, 12% interest, due September 2015, with a $5,000 original issue discount, $37,500 and $0 outstanding, net of debt discount of $36,268 and $0, respectively	1,232	148	-	-	(27)

Total Convertible Notes Payable, Net	$512,094	$75,204	$375,259	$57,443

 (1) The Company borrowed $50,000 January 2014, due January 2015. The holder of the note has the right, after the first one hundred eighty days of the note (July 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.07 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $46,249 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ended September 30, 2014, $1,797 interest expense was recorded, and total amortization of $46,249 was recorded resulting in a debt discount of $0 at September 30, 2014.

(2) The Company borrowed $50,000 January 2014, due January 2015. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $49,636 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ended September 30, 2014, $2,685 interest expense was recorded, and total amortization of $26,556 was recorded resulting in a debt discount of $23,080 at September 30, 2014.

(3) The Company borrowed $55,500 January 2014, due October 2014. The holder of the note has the right, after the first one hundred eighty days of the note (July 21, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($61,716) with no interest on the note. The Company recorded a debt discount of $55,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $55,500 resulting in a debt discount of $0 at September 30, 2014.

(4) The Company borrowed $55,500 January 2014, due October 2014. The holder of the note has the right, after the first one hundred eighty days of the note (July 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($61,716) with no interest on the note. The Company recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $43,241 resulting in a debt discount of $6,759 at September 30, 2014.

(5) The Company borrowed $50,000 January 2014, due January 2015. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to 40% of the lowest trade price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ended September 30, 2014, $2,532 interest expense was recorded, and total amortization of $50,000 was recorded resulting in a debt discount of $0 at September 30, 2014.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

(6) The Company borrowed $50,000 February 2014, due February 2015. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.07 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $37,307 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ended September 30, 2014, $1,523 interest expense was recorded, and total amortization of $37,307 was recorded resulting in a debt discount of $0 at September 30, 2014.

(7) The Company borrowed $46,080 February 2014, due February 2015. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $42,653 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $42,653 resulting in a debt discount of $0 at September 30, 2014.

(8) The Company borrowed $28,800 February 2014, due February 2015, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $2,800 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $28,800 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the nine months ended September 30, 2014, interest expense of $734 was recorded, and total amortization of $22,877 was recorded resulting in a debt discount of $5,923 at September 30, 2014.

(9) The Company borrowed $51,700 February 2014, due February 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.16 or 55% of the lowest trade price in the 20 trading days previous to the conversion.  The note has an original issue discount of $3,300 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $51,700 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the nine months ended September 30, 2014, $605 of interest expense was recorded, and total amortization of $47,447 was recorded resulting in a debt discount of $4,253 at September 30, 2014.

(10) The Company borrowed $37,500 March 2014, due December 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (September 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $21,411 resulting in a debt discount of $16,089 at September 30, 2014.  Also during the nine months ending September 30, 2014, interest expense of $1,595 was recorded for the note.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

 NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

(11) The Company borrowed $50,000 March 2014, due March 2015. The holder of the note has the right, after the first one hundred eighty days of the note (September 18, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $50,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2014, $2,512 of interest expense was recorded, and total amortization was recorded in the amount of $27,624 resulting in a debt discount of $22,376 at September 30, 2014.

(12) The Company borrowed $165,910 March 2014, due April 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $16,450 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $163,394 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the nine months ended September 30, 2014, $5,760 of interest expense was recorded, and total amortization of $91,470 was recorded resulting in a debt discount of $71,924 at September 30, 2014.

(13) The Company borrowed $32,000 April 2014, due April 2015. The holder of the note has the right, after the first one hundred eighty days of the note (October 1, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $27,143 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $11,681 resulting in a debt discount of $15,462 at September 30, 2014.

(14) The Company borrowed $46,080 April 2014, due April 2015. The holder of the note has the right, after the first one hundred eighty days of the note (October 11, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $21,336 resulting in a debt discount of $24,744 at September 30, 2014.

(15) The Company borrowed $42,500 May 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (November 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $42,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $18,419 resulting in a debt discount of $24,081 at June 30, 2014.  Also during the nine months ending September 30, 2014, interest expense of $1,248 was recorded for the note.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

 (16) The Company borrowed $55,000 May 2014, due May 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 or 55% of the lowest trade price in the 20 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the nine months ended September 30, 2014, $2,170 of interest expense was recorded, and total amortization of $18,082 was recorded resulting in a debt discount of $31,918 at September 30, 2014.

(17) The Company borrowed $37,500 June 2014, due March 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (December 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $12,811 resulting in a debt discount of $24,689 at September 30, 2014.  Also during the nine months ending September 30, 2014, interest expense of $896 was recorded for the note.

(18) The Company borrowed $28,800 June 2014, due June 2015. The holder of the note has the right, after the first one hundred eighty days of the note (December 20, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $28,800 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $7,811 resulting in a debt discount of $20,989 at September 30, 2014.

(19) The Company borrowed $40,000 June 2014, due June 2015. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of the prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $10,520 resulting in a debt discount of $29,480 at September 30, 2014.

(20) The Company borrowed $40,000 June 2014, due June 2015. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note and accured interest during the first one hundred eighty days following the date of the note. During that time the amount of any repayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $438 resulting in a debt discount of $39,562 at September 30, 2014.  Also during the nine months ending September 30, 2014, interest expense of $1,052 was recorded for the note.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

(21) The Company borrowed $56,589 July 2014, due July 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $5,611 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $56,589 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the nine months ended September 30, 2014, $0 of interest expense was recorded, and total amortization of $14,264 was recorded resulting in a debt discount of $42,325 at September 30, 2014.

(22) The Company borrowed $37,500 June 2014, due July 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 50% of the lowest of the lowest trading price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $37,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $7,005 resulting in a debt discount of $30,495 at September 30, 2014.  Also during the nine months ending September 30, 2014, interest expense of $838 was recorded for the note.

(23) The Company borrowed $37,500 July 2014, due April 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 5, 2015), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $8,630 resulting in a debt discount of $28,870 at September 30, 2014.  Also during the nine months ending September 30, 2014, interest expense of $690 was recorded for the note.

(24) The Company borrowed $22,500 June 2014, due August 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (February 2, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $22,500 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $5,188 resulting in a debt discount of $17,312 at September 30, 2014.  Also during the nine months ending September 30, 2014, interest expense of $271 was recorded for the note.

(25) The Company borrowed $36,750 August 2014, due August 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (February 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the twenty five trading day period ending one trading day including the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment is 145% of the outstanding amounts owed.  The Company recorded a debt discount of $36,750 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the nine months ending September 30, 2014, total amortization was recorded in the amount of $4,732 resulting in a debt discount of $32,018 at September 30, 2014.  Also during the nine months ending September 30, 2014, interest expense of $473 was recorded for the note.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

NOTE 8:                   CONVERTIBLE NOTES PAYABLE – continued

(26) The Company borrowed $33,500 August 2014, due February 2015. The Company may prepay the note for a net payment of $33,500 at any time prior to November 27, 2014. After November 27, 2014, the holder has the right to refuse any further payments and to convert this note when it matures, February 27, 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 40% of the average three lowest trade prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $8,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $26,387 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the nine months ended September 30, 2014, $0 of interest expense was recorded, and total amortization of $4,758 was recorded resulting in a debt discount of $21,629 at September 30, 2014.

(76) The Company borrowed $37,500 September 2014, due September 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 45% of the lowest trade prices in the 15 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the nine months ended September 30, 2014, $0 of interest expense was recorded, and total amortization of $1,232 was recorded resulting in a debt discount of $36,268 at September 30, 2014.

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

The following schedule summarizes the changes in the Company’s stock options during the nine months ended September 30, 2014:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2013	10,350,000	$0.08-0.28	3.78 years	$-	$0.14
Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(1,465,000)	$0.08-0.15	-		$0.02
Balance at September 30, 2014	8,885,000	$0.09-0.28	3.63 years	$-	$0.14

Exercisable at December 31, 2013	8,975,000	$0.08-0.28	2.96 years	$-	$0.13

Exercisable at September 30, 2014	7,966,250	$0.09-0.28	3.88 years	$-	$0.14

The following schedule summarizes the changes in the Company’s stock warrants during the nine months ended September 30, 2014:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2013	40,103,548	$0.06-0.25	3.19 years	$50,796	$0.11
Warrants granted	129,875,733	$0.01-0.05	2.72 years		$0.01
Warrants exercised	(25,429,118)	$0.06	-		$0.06
Warrants expired	(714,285)	$0.06-0.07	-		$0.06
Balance at September 30, 2014	143,835,878	$0.01-0.25	2.69 years	$19,972,343	$0.05

Exercisable at December 31, 2013	40,103,548	$0.06-0.25	3.19 years	$50,796	$0.11

Exercisable at September 30, 2014	143,835,878	$0.06-0.25	2.69 years	$19,972,343	$0.05

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

NOTE 10:                 STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash and the Exercise of Warrants

In January 2014, the Company issued 130,435 restricted shares of its common stock shares in exchange for $6,000 in exchange for the cancellation of the warrants attached to the convertible notes received in July 2012.

In May 2014, the Company issued 168,269 cashless warrants.

In August 2014, the Company issued 29,575,285 cashless warrants.

Common Stock Issued for Services

In February 2014 the Company issued 71,250 restricted shares of its common stock, representing $5,000, to a consultant for services.

In March 2014 the Company issued 100,000 restricted shares of its common stock representing $5,900, to a consultant for services.

In July 2014 the Company issued 200,000 restricted shares of its common stock representing $5,400, to a consultant for services.

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

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

The Company issued 8,000 shares of its common stock and a convertible promissory note in the amount of $20,000 with interest payable at 10% per annum in July 2014 to our major stockholder, who is also a Director. The Note matures in July of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $20,000 debt plus the $0.046 fair market value of the 8,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $20,000 debt and the value of the 8,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $19,786 toward the debt and $214 to the shares and $0 to the beneficial conversion feature. The $214 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $50 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $19,836 as of September 30, 2014. Additionally, $400 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2014.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in August 2014 to our major stockholder, who is also a Director. The Note matures in August of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $26,000 debt plus the $0.046 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,855 toward the debt and $145 to the shares and $0 to the beneficial conversion feature. The $145 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $18 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,873 as of September 30, 2014. Additionally, $325 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2014.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

NOTE 10:                 STOCKHOLDERS’ EQUITY– continued

Common Stock Issued for Convertible Debt – continued

The Company issued 9,200 shares of its common stock and a convertible promissory note in the amount of $23,000 with interest payable at 10% per annum in September 2014 to our major stockholder, who is also a Director. The Note matures in September of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $23,000 debt plus the $0.046 fair market value of the 9,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $23,000 debt and the value of the 9,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $22,954 toward the debt and $46 to the shares and $0 to the beneficial conversion feature. The $46 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $22,956 as of September 30, 2014. Additionally, $96 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2014.

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

During the nine months ending September 30, 2014 the Company issued 169,622,907 shares of unrestricted stock in exchange for convertible debt raised in 2013 and 2014. The Company also issued 7,212,613 shares of unrestricted stock representing of the accrued interest on the convertible debt that was converted.

NOTE 11:                 SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2014 the Company issued 100,000 shares of common stock for an extinguishment of $7,500 worth of debt.

During the nine months ended September 30, 2014 the Company issued 611,700 shares of common stock as a loan fee of $122,311.

During the nine months ended September 30, 2014, the Company issued 176,835,519 shares of stock to settle convertible notes payable with a principal note balance, accrued interest, interest expense, debt discount, and derivative liabilities valued at $2,147,388 and the Company recognized a $120,024 loss on settlement of debt.

During the nine months ended September 30, 2014, the Company increased additional paid in capital and increased debt discount for $119,643 for a beneficial conversion feature on a convertible note.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements
For the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

NOTE 12:                 SUBSEQUENT EVENTS

During the period ended September 30, 2014 some note holders who opted for conversion were unable to convert their note balances due to there not being enough authorized shares, however, the Company held a Special Meeting of Stockholders on October 28, 2014 on a proposal to approve an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of Common Stock from 500,000,000 to 2,000,000,000 shares. The stockholders of the Company voted to approve this proposal.

In October 2014 the Company received $31,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.046 per share. In addition the Company issued the note holder 12,400 shares of its common stock as a loan origination fee.

During the month of October 2014 the Company issued 55,765,326 shares of unrestricted stock in exchange for convertible debt raised in 2013 and 2014. The Company also issued 1,473,780 shares of unrestricted stock in exchange for the accrued interest on the convertible debt that was converted.

During the month of October 2014 the Company issued 19,585,714 shares of unrestricted stock in exchange for warrants related to convertible debt raised in 2013 and 2014.

During the month of November 2014 the Company issued 66,135,716 shares of unrestricted stock in exchange for convertible debt raised in 2013 and 2014. The Company also issued 1,647,599 shares of unrestricted stock in exchange for the accrued interest on the convertible debt that was converted.

During the month of November 2014 the Company issued 63,523,809 shares of unrestricted stock in exchange for warrants related to convertible debt raised in 2013 and 2014.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table sets forth information from our statements of operations for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenues	$24,108	$140,603

Operating expenses	1,595,210	3,308,560

Operating loss	(1,571,102)	(3,167,957)
Non-operating income (expense)
Recognized income from grants	-	265,531
Gain (loss) on derivative liability	(313,990)	2,085,767
Net loss on settlement	(120,024)	(198,546)
Interest expense	(1,181,063)	(1,208,825)
Net income (loss)	$(3,186,179)	$(2,224,030)

Revenue

Revenue was $24,108 for the nine months ended September 30, 2014 and $140,603 for the nine months ended September 30, 2013.  The decrease was the result of a decrease in F-18 sales and the sale of Stable Isotopes.  In July 2008 we established our linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $21,750 of the total nine months ended September 30, 2013 revenues and $0 of the total nine months ended September 30, 2014 revenues.  Revenues for F-18 were lower in the nine months ended September 30, 2014 as a result of our linear accelerator being down and having no production for several months; thereby decreasing the number of doses sold for the nine months ended September 30, 2014 (0) from the nine months ended September 30, 2013 (72). Revenues from Stable Isotopes consisted of $0 and $101,745 for the nine months ended September 30, 2014 and 2013, respectively. The Company ceased the sale of Stable Isotopes due to the low profit margins and may continue the sale of Stable Isotopes in the future should it deem the profitability for Stable Isotopes increases. Consulting revenues consisted of $24,108 and $17,108 for the nine months ended September 30, 2014 and 2013, respectively. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Revenue for the nine months ended September 30, 2014 and 2013 consists of the following:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
F-18	$-	$21,750
Stable Isotopes	-	101,745
Consulting	24,108	17,108
	$24,108	$140,603

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Nine Months Ended September 30, 2014 and 2013 - continued

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 and 2013 was $1,595,210 and $3,308,560, respectively.  The decrease in operating expenses from 2013 to 2014 can be attributed to the decrease in Cost of Materials ($104,836 for the nine months September June 30, 2013 versus $817 for the nine months ended September 30, 2014); and Depreciation and Amortization expenses ($205,634 for the nine months September June 30, 2013 versus $8,994 for the nine months ended September 30, 2014); and the decrease in Professional Fees expenses ($597,377 for the nine months ended September 30, 2013 versus $466,581 for the nine months ended September 30, 2014); and the decrease in Stock Options Granted expense ($576,068 for the nine months ended September 30, 2013 versus $174,561 for the nine months ended September 30, 2014); and the decrease in Payroll Expenses ($633,159 for the nine months ended September 30, 2013 versus $576,089 for the nine months ended September 30, 2014); and the decrease in General and Administrative Expenses ($1,181,574 for the nine months ended September 30, 2013 versus $366,868 for the nine months ended September 30, 2014.

Operating expenses for the nine months ended September 30, 2014 and 2013 consists of the following:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cost of materials	$817	$104,836
Depreciation and amortization expense	8,994	205,634
Professional fees	466,581	597,377
Stock options granted	174,561	576,068
Payroll expenses	576,089	633,159
General and administrative expenses	366,868	1,181,574
Sales and marketing expense	1,300	9,912
	$1,595,210	$3,308,560

Non-Operating Income (Expense)

Non-operating income (expense) for the nine months ended September 30, 2014 varied from the nine months ended September 30, 2013 primarily due to an increase of loss on derivative liability to $(313,990) for the nine months ended September 30, 2014 from a gain of $2,085,767 for the nine months ended September 30, 2013; and an decrease in recognized income from grants from $265,531 for the nine months ended September 30, 2013 to $0 for the nine months ended September 30, 2014. Part of this increase in non-operating expense was offset by a decrease in net loss on settlement of debt from $(198,546) for the nine months ended September 30, 2013 versus $(120,024) for the nine months ended September 30, 2014.

Non-Operating income (expense) for the nine months ended September 30, 2014 and 2013 consists of the following:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Interest expense	$(1,181,063)	$(1,208,825)
Net loss on settlement of debt	(120,024)	(198,546)
Recognized income from grants	-	265,531
Gain (loss) on derivative liability	(313,990)	2,085,767
	$(1,615,077)	$943,927

Net Loss

Our net loss for the nine months ended September 30, 2014 and 2013 was $3,186,179 and $2,224,030, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Comparison of the three Months Ended June 30, 2014 and 2013

The following table sets forth information from our statements of operations for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Revenues	$-	$115,799

Operating expenses	493,322	605,187

Operating loss	(493,322)	(489,388)
Non-operating income (expense)
Interest expense	(365,566)	(389,456)
Net gain (loss) on settlement of debt	(44,975)	(27,013)
Recognized income from grants	-	24,241
Gain (Loss) on derivative liability	37,076	(73,254)
Net income (loss)	$(866,787)	$(954,870)

Revenue

Revenue was $0 for the three months ended September 30, 2013 and $115,799 for the three months ended September 30, 2014.  The decrease was the result of Consulting revenues and the sale of Stable Isotopes. Revenues from the sale of Stable Isotopes consisted of $0 and $101,745 of the total revenue for the three months ended September 30, 2014 and 2013, respectively. The Company ceased the sale of Stable Isotopes due to the low profit margins and may continue the sale of Stable Isotopes in the future should it deem the profitability for Stable Isotopes increases. Consulting revenues consisted of $0 and $14,054 of the total revenue for the three months ended September 30, 2014 and 2013, respectively. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

Revenue for the three months ended September 30, 2014 and 2013 consists of the following:

	Three months ended September 30, 2014	Three months ended September 30, 2013
Stable Isotopes	$-	$101,745
Consulting	-	14,054
	$-	$115,799

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations – Comparison of the Three Months Ended June 30, 2014 and 2013 - continued

Operating Expenses

Operating expenses for the three months ended September 30, 2014 and 2013 were $493,322 and $605,187, respectively.  The decrease in operating expenses from 2013 to 2014 can be attributed to the decrease in Cost of Materials ($265 for the three months ended September 30, 2014 versus $100,278 for the three months ended September 30, 2013), and General and Administrative Expenses ($112,281 for the three months ended September 30, 2014 versus $155,096 for the three months ended September 30, 2013. The decrease in operating expenses from 2013 to 2014 was partially offset by an increase in Payroll Expenses ($190,994 for the three months ended September 30, 2014 versus $174,271 for the three months ended September 30, 2013),

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Cost of materials	$265	$100,278
Depreciation and amortization expense	2,998	3,817
Professional fees	128,597	110,688
Stock options granted	58,187	58,187
Payroll expenses	190,994	174,271
General and administrative expenses	112,281	155,096
Sales and marketing expense	-	2,850
	$493,322	$605,187

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended September 30, 2014 and 2013 was $(373,465) and $(465,482), respectively. The increase in non-operating expense was due to a decrease in Gain on Derivative Liability ($73,254) for the three months ended September 30, 2013 to a Gain on Derivative Liability for the three months ended September 30, 2014 ($37,076).

Non-Operating income (expense) for the three months ended September 30, 2014 and 2013 consists of the following:

	Three months ended September 30, 2014	Three months ended September 30, 2013
Interest expense	$(365,566)	$(389,456)
Net gain (loss) on settlement of debt	(44,975)	(27,013)
Recognized income from grants	-	24,241
Gain (Loss) on derivative liability	37,076	(73,254)
	$(373,465)	$(465,482)

Net Loss

Our net loss for the three months ended September 30, 2014 and 2013 was $866,787 and $954,870, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

At September 30, 2014, the Company had negative working capital of $9,543,943, as compared to $8,785,934 at September 30, 2013. During the nine months ended September 30, 2014 the Company experienced negative cash flow from operations of $790,856 and it expended $0 for investing activities while adding $791,381 of cash flows from financing activities.  As of September 30, 2014, the Company had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $1,864,567 for the nine month period ending September 30, 2013 to $790,856 for the nine month period ending September 30, 2014.  Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  Cash used in investing activities decreased from $7,715 for the nine month period ended September 30, 2013 to $0 for the nine month period ended September 30, 2014.  Cash was used to acquire equipment and patents during the 2013 six month period. Cash provided from financing activities decreased from $1,892,092 for the nine month period ending September 30, 2013 to $791,381 for the nine month period ending September 30, 2014. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from stock for cash and a decrease in proceeds from short term debt and an increase in payments on convertible debt, partially offset with an increase in proceeds on convertible debt.

The Company has generated material operating losses since inception.  The Company has incurred a net loss of $39,324,704 from January 1, 2006 through September 30, 2014, including a net loss of $3,186,179 for the nine months ended September 30, 2014, and a net loss of $2,224,030 for the nine months ended September 30, 2013.  The Company expects to continue to experience net operating losses.  Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.  The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company.  If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

Critical Accounting Policies and Estimates

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  During the period ended September 30, 2014, we believe there have been no significant changes to the items disclosed as significant accounting policies in management's notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 13, 2014	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)