Form 10-K
period 2014-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2015-04-15
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 0-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1021 N. Kellogg Street · Kennewick, WA 99336

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014 based on the price at which the common equity was last sold on such date ($0.02 per share) was approximately $2,894,140. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of April 12, 2015, there were 1,842,013,253 shares of the registrant’s Common Stock outstanding.

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

ITEM 1.                      BUSINESS.

General Statement of Business

Advanced Medical Isotope Corporation (the “Company,” “AMIC” or “we”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation. AMIC has authorized capital of 2,000,000,000 shares of Common Stock, $0.001 par value per share and 20,000,000 shares of Preferred Stock, $0.001 par value per share (ADMD: OTCQB).

AMIC is a Kennewick, Washington-based late stage development company engaged primarily in the development of brachytherapy devices for therapeutic applications. AMIC's focus is on transitioning to full operations upon receipt, if any, of FDA clearance for its patented brachytherapy cancer products. Brachytherapy uses radiation to destroy cancerous tumors by placing a radioactive isotope inside or next to the treatment area.

Since 2006, AMIC has been focused on development of a range of medical isotope technologies, certain of which AMIC has abandoned and others of which remain in development. AMIC’s financial constraints have generally caused AMIC to reduce or defer continued development of the technologies it has considered.

From August 2008 through January 2013, the Company manufactured and sold F-18 FDG from its Production Facility in its local region around Kennewick, WA.

Since late 2013, AMIC has focused its resources on developing a proposed line of brachytherapy products and on endeavoring to secure FDA clearance with respect to the initial proposed brachytherapy product. AMIC’s proposed brachytherapy products incorporate patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted AMIC an exclusive license to patents covering these developments for manufacturing, processing and applications for medical isotopes (the “Battelle License”).

A prominent team of radiochemists, scientists and engineers, collaborating with strategic partners, including national laboratories, universities and private corporations, lead AMIC’s development efforts. AMIC has been recognized as a leader in the development of new isotope technologies by local, state and federal agencies.

2014 Significant Events

Throughout 2014, the Company focused on the development of its brachytherapy products including the regulatory review of the Y-90 RadioGel™ device by the Food and Drug Administration (“FDA”).

ITEM 1.                      BUSINESS. - continued

General Statement of Business - continued

In February 2014, the FDA determined that under Section 510(k) of the Act the Y-90 RadioGel™ device was not substantially equivalent to the devices cited by the Company, and concluded that the device is classified by statute as a Class III medical device, unless the device is reclassified. On December 23, 2014 the Company announced that it has submitted a de novo to the FDA for marketing clearance for its Y-90 RadioGel™ device pursuant to Section 513(f)(2) of the U.S. Food, Drug and Cosmetic Act (the “Act”). The FDA may grant clearance to market the Y-90 RadioGel™ as a Class II device or they may decline the de novo and require that the device be reviewed as a Class III device.  The Company is waiting for feedback from the FDA on the de novo application.

On July 7, 2014 the Company announced that Battelle had acquired approximately 11% of AMIC’s outstanding Common Stock at that time. Battelle acquired its interest in the Company by converting a note previously issued for partial consideration of studies conducted at Pacific Northwest National Laboratory (PNNL).

On September 16, 2014 the Company announced that an additional patent was awarded to Battelle for technology related to its brachytherapy products. The patent, US 8,821,364 B2, relates to AMIC’s brachytherapy seed product and is entitled: Brachytherapy Seed with Fast Dissolving Matrix for Optimal Delivery of Radionuclides to Cancer Tissue. Pursuant to the Battelle License, AMIC received an exclusive license to that patent.

On December 17, 2014 the Company announced that a Life Sciences Discovery Fund (LSDF) Proof of Concept Grant has been awarded to Washington State University (WSU) for a proposal titled “Optimized Injectable Radiogels for High-dose Therapy of Non-resectable Solid Tumors”, submitted by Principal Investigator Dr. Darrell Fisher, in the amount of $250,000. As the commercialization partner, AMIC will receive a portion of the award by supplying product to WSU for the study as well as providing scientific and technical support. AMIC plans to use the data generated during the study to support the commercialization of the Company’s brachytherapy products for both human and veterinary markets. Dr. Darrell Fisher serves on the AMIC Medical Advisory Board.

Based on the Company’s financial history since inception, our auditor has expressed substantial doubt as to the Company’s ability to continue as a going concern. Since inception, the Company has had limited revenue and has accumulated deficits.  If the Company does not obtain sufficient funding, the Company will have to delay the implementation of its business strategy and might not be able to continue operations.

Narrative Description of Business

The Company is a late stage development company engaged primarily in the development of brachytherapy devices for therapeutic applications. The Company's focus is on transitioning to full operations upon receipt, if any, of FDA clearance for its patented brachytherapy cancer products. Brachytherapy uses radiation to destroy cancerous tumors by placing a radioactive isotope inside or next to the treatment area.

The Company’s overall objective is to empower physicians, medical researchers, and ultimately, patients, by providing them with essential radionuclides that, until now, have not been practical or economical to produce, in an effort to detect, manage, and cure human disease, and improve the lives of patients.  The Company’s shorter-term objective is to obtain regulatory approval for its brachytherapy products and to then commercialize those products.

In late 2013, the Company’s board approved a three year business strategy focused on transitioning to full operations if we are able to secure FDA approval to begin marketing our brachytherapy cancer products.  Should the Company first receive regulatory approval outside of the United States, the Company could commence operations in the applicable territories.  No applications have been made for approval outside of the United States.  Unless the Company receives additional and sufficient financing to support its operations, or enters into a strategic partnership specific to an international market, it is unlikely that any application will be made for approval outside of the United States.

The business strategy results from the Company’s development of a family of three brachytherapy devices and the Company’s belief that there is: (1) strong market potential for these products in the United States and internationally, (2) the potential for attractive operating margins from the commercialization of such devices, (3) the amount of capital required to complete the regulatory process and deploy these devices (4) a material potential for the Company to receive advances and minimum guarantees from international licensees of these products when they are ready for such licensing activities.

Following receipt of required regulatory approvals and financing, in the United States, the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing.  Outside of the United States, the Company intends generally to enter into licensing arrangements.  The Company will evaluate its alternatives before finalizing its plans.

As a result of our financial constraints and our focus on brachytherapy products, we have in all material respects terminated, suspended or deferred our research efforts regarding other technologies and products.

ITEM 1.                      BUSINESS. - continued

Narrative Description of Business - continued

In the longer-term, subject to the Company receiving adequate funding, regulatory approval for brachytherapy products and thereafter being successful in commercializing brachytherapy products, the Company intends to consider resuming research efforts with respect to other products and technologies. Our core goal is to develop and commercialize isotopes, businesses and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses.  Among those longer-term projects being considered by the Company are potential solutions for the impending severe shortages of Molybendum-99 and its derivative product Technetium-99m, the most widely used isotopes for diagnostic purposes. It is also possible that if we receive sufficient funding that we might resume operation of our linear accelerator.

We require funding of at least $1.5 million per year to maintain current operating activities and from approximately $5 million to $10 million to fund: (1) the FDA approval process and initial deployment of the brachytherapy products and (2) initial regulatory approval processes outside of the United States.  We also require up to approximately $1.5 million to retire outstanding debt and past due payables. The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel.  The principal variables in the timing and amount of spending for the brachytherapy products in 2015 will be FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere.

Although we are seeking the foregoing funding and have engaged in numerous discussions with potential finders, investment bankers and investors with respect to the initial portion thereof, we have not received firm commitments for the required funding. Based upon our discussions, we anticipate that if we are able to obtain the funding required to retire outstanding debt, pay past due payables and maintain our current operating activities that the terms thereof will be materially dilutive to existing shareholders.  We further anticipate that if we are able to obtain any additional funding, that funding would also be materially dilutive to existing shareholders.

Research and development of the Company’s brachytherapy product line has been supported in part through a series of grants. On October 28, 2010, the Company received $1,215,000 net proceeds from a Department of Energy grant for the Proposed Congressionally Directed Project entitled “Research to Develop and Test an Advanced Resorbable Brachytherapy Seed Research for Controlled Delivery of Yttrium-90 Microspheres in Cancer Treatment.” This grant reimbursed the Company for expenditures related to the development of its Brachytherapy project from April 1, 2010 through March 31, 2012. On October 29, 2010, the Company received notification it had been awarded $244,479 grant funds from the Qualified Therapeutic Discovery Project Program for this same Brachytherapy Project. The $244,479 grant was received February 4, 2011. This grant reimburses the Company for eligible expenditures made during the twelve months ended December 31, 2010.

There can be no assurance regarding the outcome of the Company’s regulatory, financing or commercial efforts.  If some of the anticipated results are delayed or do not occur, the Company may be forced to cease operations.

Collaborations

The Company is engaged in collaborative efforts with U.S. national laboratories and universities and with international teaming partners.   The Company has active research collaborations for its brachytherapy products with Washington State University and the University of Utah as well as the Pacific Northwest National Laboratory, operated by Battelle.

Potential acquisitions

No definitive agreements or commitments have been entered into by the Company pertaining to potential acquisitions.  Except for stock acquisitions, potential acquisitions would be subject to the Company’s receipt of sufficient financing.

Products

Brachytherapy

Pursuant to the Battelle License, we have licensed certain exclusive rights to yttrium-90 (Y-90) polymer composite technology developed at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers.  The license agreement grants the Company the exclusive right to manufacture and market products using the yttrium-90 isotope carried by an injectable water-based biodegradable polymer.  The use of yttrium 90 (Y-90) for treatment of cancers is well established.

ITEM 1.                      BUSINESS. - continued

Products - continued

Subject to receipt of all required regulatory approvals from the FDA in the United States and analogous regulators outside of the United States, the Company plans to introduce a new Y-90-based brachytherapy product line for a range of applications for the delivery of a prescribed dose of radiation to a target site.  There can be no assurance that we will obtain such approvals.  Our open FDA application is a de novo for the Y-90 RadioGel™ device. If we receive FDA clearance for the Y-90 RadioGel™ device, subject to receipt of adequate financing, we will commence commercialization of that product. Also, subject to receipt of adequate financing, we intend then to seek FDA clearance for the two additional products described below, each of which also incorporates the patented technologies licensed from Battelle. Even if the FDA grants clearance for the Y-90 RadioGel™ device there can be no assurance the FDA would also grant clearance for either or both of the foregoing products.

Y-90 RadioGel™ device - combines Y-90 particles with a polymer carrier that may be injected directly into the tumor.

Y-90 Fast-Resorbable Polymer Seeds - Y-90 contained within a polymer seed, as opposed to metal or glass.  This product would be used in place of treating cancers with currently marketed titanium or glass seeds.

Y-90 Polymer Topical Paste – designed to be applied directly to tissue surfaces after surgical tumor removals (also referred to as “resections”) to treat residual tumor cells.

Based upon its studies and analyses, or general application of experience with current brachytherapy devices and yttrium-90, the Company believes that if we are able to obtain regulatory approval and adequate financing to commercialize our products, our brachytherapy products are likely to offer the following benefits, among others, for patients and medical professionals:

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

·
Optimized Delivery Method:  Current brachytherapy devices place permanent metal particles seeds in the prostate by using up to 30 large gauge needles.  By contrast, the Company’s biodegradable polymer carrying Y-90 particles may be administered with small-gauge needles.

·
No Permanent Seeds Remaining:  Current brachytherapy devices place permanent metal seeds in the tumor.  The Company’s Y-90 RadioGel™ device utilizes a biodegradable, non-toxic polymer that is ultimately absorbed by the body.  This eliminates the possibility of a long-term seed migration or other problems that may sometimes arise when seeds remain in the body.

·
Good Safety Profile:  Many current brachytherapy devices utilize isotopes that emit x-rays (akin to gamma radiation).  X-rays or gamma radiation travels within and outside of the body and the isotopes used in current brachytherapy products can remain radioactive for more than two months.  The Company’s brachytherapy products use the yttrium-90 isotope, which is a beta-emitter.  The yttrium-90 beta-emissions travel only a short distance and have a short half life of 2.7 days.

On December 23, 2014 the Company announced that it has submitted a de novo to the Food and Drug Administration (“FDA”) for marketing clearance for its patented Y-90 RadioGel™ device pursuant to Section 513(f)(2) of the U.S. Food, Drug and Cosmetic Act (the “Act”). In February 2014, the FDA found the same device under Section 510(k) of the Act not substantially equivalent, and concluded that the device is classified by statute as a Class III medical device, unless the device is reclassified. By filing the de novo, the Company is seeking reclassification of the product to Class II. If the de novo is granted, the device may be immediately marketed in the United States, though the Company would have to secure funding and commercial arrangements before marketing could commence. If the de novo is declined, the Company will explore steps toward seeking approval for the device as a Class III medical device. Generally, the time period and cost of seeking approval as a Class III medical device is materially greater than the time period and cost of seeking approval as a Class II medical device.  We would be unable to pursue the foregoing regulatory approval process unless we receive additional funds.

ITEM 1.                      BUSINESS. - continued

Products - continued

In addition to developing brachytherapy products for human markets, we are devoting limited resources to adapting our proposed human products for the veterinary market. The veterinary market offers the potential to treat animal cancers. Many veterinary clinics already use various types of nuclear medicine. Regulations covering the use of medical isotopes in the veterinary market are different than those for the human markets and may offer a quicker path to market for some products. In addition, offering products in the veterinary markets creates additional distribution channels.  We believe the financial potential for the veterinary market is much more limited than the potential for the human market.

Subject to receipt of regulatory approval and sufficient financing, in the United States, the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing.  Outside of the United States, the Company intends generally to enter into licensing arrangements.  The Company will evaluate its alternatives before finalizing its plans.

There can be no assurance that we will ever receive regulatory approvals or, if we do receive such approvals, the timing thereof. There can be no assurance that we will receive the funds required to continue to pursue regulatory approvals, or to take any of the other steps in our business plan described in this document.  Further, there can be no assurance that should we receive regulatory approval or funds that our products would be successfully and profitable introduced in any market.

Molybdenum-99 and Technetium-99

Because of the Company’s financial constraints and focus on the brachytherapy products, the Company has delayed the potential implementation of production activities pertaining to Molybdenum-99 and Technetium-99.

One of AMIC's future goals is to produce the medical imaging isotope Technetium-99m. This critical imaging isotope is created from another commonly known isotope Molybdenum-99 (Mo-99).  Nuclear Fission is used to produce the radioactive substance, Technetium-99m from Molydenum-99. Technetium-99m is employed in more than 16 million nuclear imaging procedures per-year in the US alone.  Unfortunately, supply and reliability has declined over the past decade due to unexpected or extended shutdowns at the few aging 99Mo producing research reactor and processing facilities. These shutdowns have created global supply shortages.

Unless and until the Company receives additional funding sufficient to pursue our brachytherapy products and also sufficient to resume development of Technetium-99, we have suspended and will continue to suspend our efforts with respect to Technetium-99.

Diagnostic Medical Isotopes

From August 2008 through January 2013, the Company manufactured and sold F-18 FDG from its Production Facility in its local region around Kennewick, WA.  The linear accelerator requires repairs to be operation. To resume operations of the linear accelerator the company would require funds to repair the equipment and operate the production center.

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

The cornerstone equipment selected for the Company’s Production Facility is a proton linear accelerator.  The Company’s proton linear accelerator is designed to replace large and cyclotron systems with significant infrastructure and utility requirements, such as electrical and air-handling, for the production of positron emitting isotopes. Large amounts of fluorine-18, carbon-11, nitrogen-13, and oxygen-15 can be produced for synthesis into compounds used in oncology, cardiology, neurology, and molecular imaging.  The radio-labeled glucose analog, FDG, can be synthesized and distributed for use in Positron Emission Tomography.  Based on its experience in the industry, it is the Company’s belief that no other accelerator in North America has sufficient flexibility to produce the full spectrum of PET imaging radioisotopes, as well as other high-demand isotopes, both short and long lived, for diagnostic and therapeutic applications.  The Company’s business strategy contemplates that the Company may resume operation of its linear accelerator. There can be no assurance that the linear accelerator can be repaired and that production of radioisotopes can resume even if funding is made available.

ITEM 1.                      BUSINESS. - continued

Products - continued

Sales Agency Activities:

On its behalf and on behalf of third parties, from 2008 to 2013 AMIC secured sales for isotopes and related equipment.  AMIC views distribution as a growth area and if we obtain sufficient funds, we intend to resume this activity. AMIC engaged in sales agency activities for worldwide distribution of O-18 enriched water. AMIC also has the ability to act as a sales agency for other stable isotopes as well as radioactive isotopes. Resuming our sales agency activities for isotopes and related equipment manufactured by third parties requires very little capital, facilitates the Company’s interaction with potential partners, customers and vendors and should be immediately cash positive.  In 2013, the Company derived approximately $101,745 of revenue from such activities.

Competitors

There are established competitors in all of the markets in which the Company has products or currently plans to have products.

Nuclear Medicine

According to the World Nuclear Association: over 10,000 hospitals worldwide use radioisotopes in medicine, and about 90% of the procedures are for diagnosis. The most common radioisotope used in diagnosis is technetium-99, with some 40-45 million procedures per year (16.7 million in USA in 2012).  In the USA there are over 20 million nuclear medicine procedures per year among 311 million people. The use of radiopharmaceuticals in diagnosis is growing at over 10% per year.  The global radioisotope market was valued at $4.8 billion in 2012, with medical radioisotopes accounting for about 80% of this, and is poised to reach about $8 billion by 2017. North America is the dominant market for diagnostic radioisotopes with close to half of the market share, while Europe accounts for about 20%.

Brachytherapy

Brachytherapy is the use of radiation to destroy cancerous tumors by placing a radiation source inside or next to the treatment area.  According to MEDraysintell the global market for brachytherapy reached US$ 680 million in 2013.  It is estimated that the U.S. market represents approximately half of the global market.  The Company believes there are significant opportunities in prostate, breast, liver, pancreatic, head and neck cancers.  The 2014 U.S. estimated new cases of cancer according to the American Cancer Society are 233,000 prostate, 235,030 breast, 31,190 liver, and 46,420 pancreas.

There are many brachytherapy devices currently marketed in the U.S. and globally.  The traditional iodine-125 (I-125) and palladium-103 (Pd-103) technologies for brachytherapy are well entrenched with powerful market players controlling the market. The industry-standard I-125-based therapy was developed by Oncura, which is a unit of General Electric Company (NYSE:GE), but the product is currently marketed by Theragenics Corporations (NYSE:TGX). Additionally, C.R. Bard, a major industry player competes in the I-125 brachytherapy marketplace. These market competitors are also involved in the distribution of Pd-103 based products.  Cs-131 brachytherapy products are sold by IsoRay (AMEX:ISR).  Several Y-90 therapies have been FDA approved including SIR-Spheres by Sirtex (OTC:SXMDF), TheraSphere by Biocompatibles UK (OTC:BCTBF) and Zevalin by Spectrum Pharmaceuticals (NASDAQ:SPPI).

Diagnostic Medical Isotopes

According to the World Nuclear Association, the main world isotope suppliers are Mallinckrodt Pharmaceuticals (Ireland), MDS Nordion (Canada), IRE (Europe), NTP (South Africa), Isotop-NIIAR (Russia) and ANSTO (Australia)..  Most medical radioisotopes made in nuclear reactors are sourced from relatively few research reactors.  Most of the world's supply of Mo-99 for this comes from only five reactors, all of them 43 to 52 years old (in mid 2010).  A number of incidents in 2008 pointed up shortcomings and unreliability in the supply of medical isotopes, particular technetium.

Employees

As of December 31, 2014, the Company had eight employees, including four full-time employees.  The Company utilizes eight to ten independent contractors to assist with its operations.  The Company does not have a collective bargaining agreement with any of its employees, and believes its relations with its employees are good. The Company is not current on payroll and requires additional funding to make past and current payroll payments.

ITEM 1.                      BUSINESS. - continued

Raw Materials

The Company manufactures research quantities of brachytherapy products or components of these products.  The Company obtains supplies, hardware, handling equipment and packaging from several different U.S. and foreign suppliers.  Some of the products we manufacture or intend to manufacture require purchasing raw materials from a limited number of suppliers, many of which are international suppliers.

Customers

The Company’s sale for 2014 consisted of only Consulting Income.

The Company’s prior customers for sales of stable isotopes have included a broad range of hospitals, universities, research centers and national laboratories, in addition to academic and government institutions.  The Company expects the same potential future customers for stable isotope sales if that activity is resumed in the future.  These customers are located in major U.S. and international markets.

The Company’s customers for sales of AMIC produced F-18 FDG were regional hospitals including KADLEC and Kennewick General Hospital (Trios).

The Company anticipates that potential customers for our potential brachytherapy products likely would include those institutions and individuals that currently purchase brachytherapy products or other oncology treatment products.

Patents, Trademarks, Licenses

License Agreement:

The Company has made the following investments in patent licenses and intellectual property during 2014:

Patent filing costs totaling $0 and $7,716, were capitalized during the twelve months ended December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013 the Company impaired $0 and $332,709, respectively, worth of patent and intellectual property. This left a total $35,482 and $35,482 of capitalized patents and intellectual property costs at December 31, 2014 and 2013, respectively. The patents are pending and are being developed, and as such, the patents and filing costs associated with them are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

In February 2011, the Company paid $5,000 for a one year option to negotiate an exclusive license agreement with Battelle Memorial Institute regarding its patents for the production of a radioactive polymer gel technology.  This fee was fully expensed in the twelve months ended December 31, 2011.  Effective March 2012, the Company entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of a patented brachytherapy gel technology.  This license agreement requires a $17,500 nonrefundable license fee and a payment of a royalty based on a percent of gross sales for licensed products sold.  The agreement also requires payment of a minimum royalty amount to be paid each year starting with 2013.  The $5,000 minimum royalty amount for the year 2013 was paid in February, 2014. The $7,500 minimum royalty amount for the year 2014 was paid in February, 2015.

Research and Development

The Company spent approximately $513,416 towards the Brachytherapy Project and $655,006 towards the Molybdenum Project, for a total cost of $1,168,422 during the twelve months ended December 31, 2010.  The costs incurred in the twelve months ended December 31, 2011 were $245,727 towards the Brachytherapy Project and $235,950 towards the Molybdenum Project, for a total cost of $481,677.  The costs incurred in the twelve months ended December 31, 2012 were $680,234 towards the Brachytherapy Project and $293,377 towards the Molybdenum Project, for a total cost of $973,611.  The costs incurred in the twelve months ended December 31, 2013 were $401,977 towards the Brachytherapy Project and $14,184 towards the Molybdenum Project, for a total cost of $416,161. The costs incurred in the twelve months ended December 31, 2014 were $414,906 towards the Brachytherapy Project and $19,113 towards the Molybdenum Project, for a total cost of $434,019.    The costs expensed to the twelve months ended December 31, 2014 and 2013 consist of the following:

ITEM 1.                      BUSINESS. - continued

Research and Development - continued

	For the twelve months ended
	December 31, 2014		December 31, 2013
	Brachytherapy	Molybdenum	Brachytherapy	Molybdenum
Supplies	$19	$-	$12	$-
Amortization	5,832	-	7,500	1,389
Conferences & seminars	-	-	215	-
Royalties	10,000	-	-	-
Loan fees	17,576	-	-	-
Office Supplies	4,770	-	1,301	-
Payroll and benefits	267,932		147,773	1,680
Consulting fees	45,608	16,413	48,949	13,301
Consulting fees – stock based	-	-	7,500	-
Legal fees	17,727	-	-	-
Research	41,568	2,700	188,374	(4,324)
Telephone	-	-	63	-
Travel	3,874	-	290	2,138
Total	$414,906	$19,113	$401,977	$14,184

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

ITEM 1.                      BUSINESS. - continued

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

The Company’s independent registered public accounting firm’s report on the Company’s financial statements for the years ended December 31, 2014 and 2013 expresses doubt about the Company’s ability to continue as a going concern.  The report includes an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and, based on its current operating levels, require additional capital or significant restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business.  It is extremely remote that we could obtain any financing on any basis that did not result in considerable dilution for shareholders.  Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on its ability to obtain debt or equity financing and may adversely impact its stock price.

A combination of our grave financial condition and the FDA’s determinations to date regarding our brachytherapy products raise material concerns about ability to continue as a going concern.

The Company will not be able to continue as a going concern unless we obtain financing. Depending upon the amount of financing, if any, that we are able to obtain, we may not receive adequate funds to continue the approval process with the FDA.  If our brachytherapy product is not cleared by the FDA, it is remote that we could continue as a going concern.  Although we are actively seeking funding, no firm commitments have been received.  However, based upon our discussions with intermediaries and potential investors, we believe that should we obtain any funds the terms thereof would be materially dilutive to existing shareholders.

 The Company has generated operating losses since inception, which are expected to continue, and has increasing cash requirements, which it may be unable to satisfy.

The Company has generated material operating losses since inception.  The Company has had recurring net losses since inception which has resulted in a total Retained Earnings Accumulated Deficit of $54,247,231, including a net loss of $3,407,813 for the year ended December 31, 2013 and a net loss of $18,108,706 for the year ended December 31, 2014.  The Company expects to continue to experience net operating losses for the foreseeable future.  Historically, the Company has relied upon investor funds to maintain its operations and develop its business.  The Company needs to raise additional capital within the next three months from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all.  If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

ITEM 1A.                   RISK FACTORS. - continued

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS - continued

We require funding of at least $1.5 million per year to maintain current operating activities and from approximately $5 million to $10 million to fund: (1) the FDA approval process and initial deployment of the brachytherapy products and (2) initial regulatory approval processes outside of the United States.  We also require up to approximately $1.5 million to retire outstanding debt and past due payables.  The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel.  The principal variables in the timing and amount of spending for the brachytherapy products in 2015 will be FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere.

Recent economic events, including the inherent instability in global capital markets, as well as the lack of liquidity in the capital markets, could adversely impact the Company’s ability to obtain financing and its ability to execute its business plan.

The Company has a limited operating history, which may make it difficult to evaluate its business and prospects.

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

There is no assurance that the FDA or other global regulatory authorities will grant the Company permission to market the Company’s products, including the Company’s brachytherapy Y-90 RadioGel™ device, Y-90 Fast-Resorbable Polymer Seeds and Y-90 Polymer Topical Paste.

The Company has been working with the FDA to obtain clearance for its brachytherapy Y-90 RadioGel™ device, but no promises or assurances have been received.  The FDA has determined that the Y-90 RadioGel™ device is a medical device.  On December 23, 2014 the Company announced that it has submitted a de novo to the FDA for marketing clearance for its patented Y-90 RadioGel™ device pursuant to Section 513(f)(2) of the U.S. Food, Drug and Cosmetic Act (the “Act”). In February 2014, the FDA found the same device under Section 510(k) of the Act not substantially equivalent, and concluded that the device is classified by statute as a Class III medical device, unless the device is reclassified. By filing the de novo, the Company is seeking reclassification of the product to Class II. If the de novo is granted, as a regulatory matter, the device could be immediately marketed in the United States, though, as a practical matter, we would have to secure funding and commercial arrangements before marketing could commence. If the de novo is declined and if we obtain funding to permit us to continue operations, we will explore steps toward seeking approval for the device as a Class III medical device. Generally, the time period and cost of seeking approval as a Class III medical device is materially greater than the time period and cost of seeking approval as a Class II medical device.  If the Company seeks approval as a Class III device, human clinical trials will be necessary.  Generally, human trials for Class III products are larger, of longer duration and more costly than those for Class II devices.  If human clinical trials are necessary, there will be additional cost and time to reach marketing clearance or approval.  Unless we obtain sufficient funding we will be unable to do the foregoing activities.  There can be no assurance that the product will be approved as either a Class II or Class III device by the FDA even if additional data is provided. There can be no assurance that we will receive FDA approval, or the timing thereof.  Because of our financial condition, there is a material risk that we will lack the funds necessary to continue to pursue FDA approval.

ITEM 1A.                   RISK FACTORS. - continued

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS - continued

The Company’s Kennewick, WA production facility may not resume operations.

There is an ongoing dispute with the landlord, Rob and Maribeth Myers, regarding the Production Facility rent.  There is an ongoing dispute with BancLease and Washington Trust Bank regarding application of lease payments to the principal loan amount for the linear accelerator.  Repairs are necessary to resume operations of the linear accelerator at the Production Center.  Without additional funds, the Company will be unable to make repairs. Resuming operations will also require inspections and approvals by regulatory authorities including the Washington State Department of Health. There can be no assurance that the linear accelerator can be repaired and that production of radioisotopes can resume even if funding is made available.

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

The Company’s revenues have been derived from sales made to a small number of customers.  The Company has discontinued prior operations and to succeed would need a materially larger number of customers.

During 2014, we ceased all previous manufacturing and sales activities. Our sales for the year ended December 31, 2014 consisted of only Consulting Income. The Company’s sales of F-18 for the year ended December 31, 2013 were made to two hospitals located close to the Company’s Production Facility, and those sales constituted 15.5% of total revenues for that year.  The Company’s consulting revenues for the years ended December 31, 2013 and 2014 were made to one customer, and those sales constituted 12.2% and 100.0%, respectively, of total revenues for those years. The Company began selling stable isotopes again in 2013 which constituted 72.4% of total revenues for that year. There is no assurance that the Company will be successful in achieving an expansion of the customers purchasing its products and services.

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

The Company’s future revenues depend upon receipt of financing, regulatory approval and the successful production, marketing, and sales of the various isotopes we might market in the future.  The rate and level of market acceptance of each of these products, if any, may vary depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of any competing products; the clinical outcomes of any patients treated; the effectiveness of its sales and marketing efforts in the United States, Europe, and Russia; any unfavorable publicity concerning its products or similar products; the price of the Company’s products relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of its products; availability of sufficient supplies to either purchase or manufacture its products; its ability to produce sufficient quantities of its products; and the ability of physicians to properly utilize its products and avoid excessive levels of radiation to patients.  Any material adverse developments with respect to the commercialization of any such products may adversely affect revenues and may cause the Company to continue to incur losses in the future.

The Company will in the future rely heavily on a limited number of suppliers.

Some of the products the Company might market and components thereof are currently available only from a limited number of suppliers, several of which are international suppliers.  Failure to obtain deliveries from these sources could have a material adverse effect on the Company’s ability to operate.

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

If we market products, we likely will rely on third parties, such as commercial air courier companies, to deliver the products, and on other third parties to package the products in certain specialized packaging forms requested by customers.  The Company thus would be subject to the risk that these third parties may mishandle its product, which could result in material adverse effects, particularly given the radioactive nature of some of the products.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.  The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2013 and 2014, the Company’s internal control over financial reporting was ineffective. This material weakness was first identified in the Company’s Form 10-K/A amended annual report for the year ended December 31, 2008. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports.  Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2013 and 2014.  See Item 9A of this Form 10-K report.  The Company needs to hire additional qualified accounting personnel in order to resolve this material weakness.  The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

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

There is a limited public trading market for the Company’s common stock on the OTC Bulletin Board.  The Company’s average daily volume of shares traded for the years ended December 31, 2014 and 2013 was 20,161,465 and 204,373, respectively.  Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

RISKS RELATED TO THE COMPANY’S COMMON STOCK

The Company’s outstanding securities, the stock or securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 1,842,013,253 shares of common stock outstanding on April 10, 2015.  The Company also had outstanding on that date derivative securities consisting of options , warrants, and convertible notes that if they had been exercised and converted in full on April 10, 2015, would have resulted in the issuance of up to 13,786,478,313 additional shares of common stock.  The issuance of shares upon the exercise of options or the conversion of convertible notes may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding common stock.  One outstanding convertible note provides for conversion of principal at 50%, and the payment in shares of accrued interest at 100%, of the market price of its common stock determined over the 10 trading days preceding the date of conversion, and so the amount of dilution to other stockholders will depend upon the market price for its stock and the resulting conversion price when the note is converted by the holder.  Conversion of that note on April 10, 2015 would have resulted in the issuance of 287,731,139 shares, which are included in the total above.  See Item 13 of this Form 10-K report regarding its convertible notes.  Additionally, the Company has outstanding notes that if not prepaid by specific dates entitle the holder to convert the principal and accrued interest into common stock at 61% of an average trading price of the Company’s common stock prior to conversion as provided in the notes. See Note 11 of the Notes to its Financial Statements included in this Form 10-K report. In addition, under an existing agreement, the Company may become obligated to issue additional warrants to purchase up to 2,287,161,928 shares of common stock with an exercise price of $0.06 per share, and those warrants would require a reduction in the exercise price if the Company issued stock below the then-applicable exercise price of the warrants, or if the Company’s issued stock below the market price of its stock.  See the section entitled “Agreement for Strategic Relationship” in Item 1 above.  The issuance of some or all of those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders. That agreement also provides for stock compensation for consulting services. The existence and terms of these derivative securities and other obligations may make it more difficult for the Company to raise additional capital through the sale of stock or other equity securities.

ITEM 1A.                   RISK FACTORS. - continued

RISKS RELATED TO THE COMPANY’S COMMON STOCK - continued

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

The Company’s authorized common stock may be insufficient to meet its obligations

As of December 31, 2014 there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding options, warrants and convertible debt into common stock. As a result the Company recorded a liability in the amount of $253,106, offset by $253,106 of equity. There are ongoing discussions with some of the Company’s lenders regarding alternatives to rectify the situation. There can be no assurance that a reasonable outcome will be reached.

The Company’s outstanding securities, the stock or securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 1,842,013,253 shares of common stock outstanding on April 10, 2015.  The Company also had outstanding on that date derivative securities consisting of options , warrants, and convertible notes that if they had been exercised and converted in full on April 10, 2015, would have resulted in the issuance of up to 13,786,478,313 additional shares of common stock without factoring in the par value limitation as required under Delaware law.  The issuance of shares upon the exercise of options or the conversion of convertible notes may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding common stock.  One outstanding convertible note provides for conversion of principal at 50%, and the payment in shares of accrued interest at 100%, of the market price of its common stock determined over the 10 trading days preceding the date of conversion, and so the amount of dilution to other stockholders will depend upon the market price for its stock and the resulting conversion price when the note is converted by the holder.  Conversion of that note on April 10, 2015 would have resulted in the issuance of 287,731,139 shares, which are included in the total above.  See Item 13 of this Form 10-K report regarding its convertible notes.  Additionally, the Company has outstanding notes that if not prepaid by specific dates entitle the holder to convert the principal and accrued interest into common stock at 61% of an average trading price of the Company’s common stock prior to conversion as provided in the notes. See Note 11 of the Notes to its Financial Statements included in this Form 10-K report. In addition, under an existing agreement, the Company may become obligated to issue additional warrants to purchase up to 2,287,161,928 shares of common stock with an exercise price of $0.06 per share, and those warrants would require a reduction in the exercise price if the Company issued stock below the then-applicable exercise price of the warrants, or if the Company’s issued stock below the market price of its stock.  See the section entitled “Agreement for Strategic Relationship” in Item 1 above.  The issuance of some or all of those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders. That agreement also provides for stock compensation for consulting services. The existence and terms of these derivative securities and other obligations may make it more difficult for the Company to raise additional capital through the sale of stock or other equity securities.

The Company, as a Delaware Corporation, is subject to the laws of that state.  Under Delaware law, the Company may not issue shares for a value less than par value.  Certain issuances that occurred in the fourth quarter were issued in error below par value in violation of Delaware Law.  The Company intends to enforce the Delaware par value limitation, and to remedy any transactions that occurred below par in 2014. Under this limitation, the conversion and exercise floor would then consist of 3,036,756,839 shares (a number less than the 13 billion described above) and the Company anticipates that the convertible note holders will either deliver to the Company the excess shares, or deliver cash, or have any remaining principal and interest lowered by the equivalent dollar amount that is owed to the Company as a result of the excess shares issued to these holders.  The outcome and timing related to Company’s enforcement of the par value limitation on its convertible securities cannot be determined at this time.

The Company’s stock price is likely to be volatile.

For the year ended December 31, 2014, the reported low closing price for the Company’s common stock was $0.0009 per share, and the reported high closing price was $0.12 per share.  For the year ended December 31, 2013, the reported low closing price for the Company’s common stock was $0.03 per share, and the reported high closing price was $0.24 per share.  There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early stage companies, particularly early stage medical product companies.  Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner.  These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions.  If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

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

ITEM 1A.                   RISK FACTORS. - continued

RISKS RELATED TO THE COMPANY’S COMMON STOCK - continued

The Companies controlling stockholders may exercise significant control over the Company.

The Company’s directors, executive officers and principal stockholders beneficially own approximately 2.31% of the Company’s stockholders do not have cumulative voting rights with respect to the election of directors.

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

ITEM 2.                      PROPERTIES.

The Company’s headquarters has office space which makes it adequate for the Company to conduct its ongoing business operations.

On July 17, 2007, the Company entered into a lease at 6208 West Okanogan Avenue, Kennewick, Washington, 99336 which has been used as the Company’s production center.  The term of the lease was five years, commencing on August 1, 2007.  Monthly rent for the first year of tenancy was $3,500.  Under the terms of the lease, the monthly rent would increase 8% each year so that monthly rent for the year beginning August 1, 2008 was $3,780, monthly rent for the year beginning August 1, 2009 was $4,082, monthly rent for the year beginning August 1, 2010 was $4,408, and monthly rent for the year beginning August 1, 2011 was $4,762.  Subsequent to July 31, 2012 the Company is renting this space on a month to month basis at $11,904 per month. Effective January 1, 2015 the Company’s lease was terminated. The landlord of this space is a non-affiliated stockholder of the Company, who holds less than 5 percent of the total outstanding shares.

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

ITEM 3.                      LEGAL PROCEEDINGS.

There is an ongoing dispute with the landlord, Rob and Maribeth Myers, regarding the Production Center rent.  There is an ongoing dispute with BancLease and Washington Trust Bank regarding application of lease payments to the principal loan amount for the linear accelerator, and the Company believes it has overpaid by approximately $300,000. At this time, the Company believes it will prevail in these matters however there can be no assurance as to the outcome of these events.

As of December 31, 2014 there was an insufficient amount of the Company’s authorized common stock to satisfy the number of shares that would have been required for the outstanding options, warrants and conversion of debts. As a result the Company recorded a liability in the amount of $253,106, offset by $2,928 and $250,178 to Common Stock and Paid in Capital, respectively.  There are ongoing discussions with some of the Company’s lenders regarding alternatives to rectify the situation.  There can be no assurance that a reasonable outcome can be reached.

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

	High	Low
2014
Quarter ended December 31	$0.0034	$0.0002
Quarter ended September 30	$0.03	$0.0026
Quarter ended June 30	$0.05	$0.02
Quarter ended March 31	$0.12	$0.05

2013
Quarter ended December 31	$0.13	$0.03
Quarter ended September 30	$0.08	$0.04
Quarter ended June 30	$0.13	$0.06
Quarter ended March 31	$0.24	$0.10

Holders

As of April 10, 2015 there were 1,842,013,253 shares of common stock outstanding and approximately 200 stockholders of record.

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

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently does not have any compensation plan under which equity securities are authorized for issuance.  The Company has however granted and issued options and warrants to purchase and acquire shares of its common stock.  The following table sets forth information as of December 31, 2014 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	-		$-		-
Equity compensation plans not approved by stockholders	8,785,000		$0.14		-
Total	8,785,000	(1)	$0.14	(1)	-

(1)
While there are no equity compensation plans in general, the Company does have individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

Recent Sales of Unregistered Securities

On September 3, 2014 the Company issued 10,071,429 unrestricted shares of its common stock shares in exchange for warrants related to convertible debt raised in 2012.

On September 10, 2014 the Company issued 7,222,223 shares of unrestricted stock in exchange for $10,700 of convertible debt raised in 2014. The Company also issued 1,098,765 shares of unrestricted stock in exchange for $1,780 accrued interest on the convertible debt that was converted.

On October 2, 2014 the Company issued 6,000,000 shares of unrestricted stock in exchange for $12,000 of convertible debt raised in 2014.

On October 7, 2014 the Company issued 4,166,669 shares of unrestricted stock in exchange for $5,000 of convertible debt raised in 2014. The Company also issued 223,742 shares of unrestricted stock in exchange for $268 accrued interest on the convertible debt that was converted.

On October 8, 2014 the Company issued 9,230,769 shares of unrestricted stock in exchange for $12,000 of convertible debt raised in 2014.

On October 10, 2014 the Company issued 9,229,167 shares of unrestricted stock in exchange for $11,075 of convertible debt raised in 2014.

On October 13, 2014 the Company issued 2,020,895 shares of unrestricted stock in exchange for $2,425 of convertible debt raised in 2014. The Company also issued 1,250,038 shares of unrestricted stock in exchange for $1,500 accrued interest on the convertible debt that was converted.

On October 14, 2014, in exchange for $31,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 12,400 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $31,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.05 per share.

On October 17, 2014 the Company issued 9,117,826 shares of unrestricted stock in exchange for $8,388 of convertible debt raised in 2014.

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Recent Sales of Unregistered Securities - continued

On October 16, 2014 the Company issued 16,000,000 shares of unrestricted stock in exchange for $12,480 of convertible debt raised in 2014.

On October 17, 2014 the Company issued 21,739,130 shares of unrestricted stock in exchange for $20,000 of convertible debt raised in 2014.

On October 17, 2014 the Company issued 9,117,826 shares of unrestricted stock in exchange for $8,388 of convertible debt issued in 2014.

On October 23, 2014 the Company issued 1,515,152 shares of unrestricted stock in exchange for $1,000 of convertible debt raised in 2014.

On October 28, 2014 the Company issued 16,000,000 shares of unrestricted stock in exchange for $8,800 of convertible debt raised in 2014.

On October 28, 2014 the Company issued 9,231,674 shares of unrestricted stock in exchange for $5,539 of convertible debt raised in 2014. The Company also issued 548,834 shares of unrestricted stock in exchange for $329 accrued interest on the convertible debt that was converted.

On October 28, 2014 the Company issued 16,300,000 shares of unrestricted stock in exchange for $9,780 of convertible debt raised in 2014.

On October 28, 2014 the Company issued 6,666,667 shares of unrestricted stock in exchange for $4,000 of convertible debt raised in 2014.

On October 31, 2014 the Company issued 9,514,285 unrestricted shares of its common stock shares in exchange for warrants related to convertible debt raised in 2012.

On November 3, 2014 the Company issued 31,083,333 unrestricted shares of its common stock shares in exchange for warrants related to convertible debt raised in 2012.

On November 3, 2014 the Company issued 20,000,000 shares of unrestricted stock in exchange for $12,000 of convertible debt raised in 2014.

On November 5, 2014 the Company issued 16,250,000 unrestricted shares of its common stock shares in exchange for warrants related to convertible debt raised in 2012.

On November 6, 2014 the Company issued 9,200,000 shares of unrestricted stock in exchange for $4,968 of convertible debt raised in 2014.

On November 7, 2014 the Company issued 16,190,476 unrestricted shares of its common stock shares in exchange for warrants related to convertible debt raised in 2012.

On November 13, 2014 the Company issued 16,200,000 shares of unrestricted stock in exchange for $6,804 of convertible debt raised in 2014.

On November 13, 2014 the Company issued 9,226,190 shares of unrestricted stock in exchange for $3,875 of convertible debt raised in 2014.

On November 14, 2014, in exchange for $26,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 10,400 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $26,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.05 per share.

On November 18, 2014 the Company issued 6,666,666 shares of unrestricted stock in exchange for $2,200 of convertible debt raised in 2014. The Company also issued 12,024,909 shares of unrestricted stock in exchange for $3,968 accrued interest on the convertible debt that was converted.

On November 20, 2014 the Company issued 27,631,579 shares of unrestricted stock in exchange for $10,500 of convertible debt raised in 2014.

On November 21, 2014 the Company issued 27,600,000 shares of unrestricted stock in exchange for $8,280 of convertible debt raised in 2014.

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Recent Sales of Unregistered Securities - continued

On November 21, 2014 the Company issued 29,094,000 shares of unrestricted stock in exchange for $7,274 of convertible debt raised in 2014.

On November 24, 2014, in exchange for $10,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 4,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $10,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.05 per share.

On November 25, 2014 the Company issued 27,000,000 shares of unrestricted stock in exchange for $4,455 of convertible debt raised in 2014.

On November 25, 2014 the Company issued 27,634,615 shares of unrestricted stock in exchange for $7,185 of convertible debt raised in 2014.

On November 25, 2014 the Company issued 17,200,000 shares of unrestricted stock in exchange for $3,096 of convertible debt raised in 2014.

On December 1, 2014 the Company issued 27,617,647 shares of unrestricted stock in exchange for $4,695 of convertible debt raised in 2014.

On December 1, 2014 the Company issued 25,000,000 shares of unrestricted stock in exchange for $3,000 of convertible debt raised in 2014.

On December 1, 2014 the Company issued 27,640,000 shares of unrestricted stock in exchange for $3,317 of convertible debt raised in 2014.

On December 2, 2014 the Company issued 50,000,000 shares of unrestricted stock in exchange for $9,000 of convertible debt raised in 2014.

On December 2, 2014 the Company issued 25,000,000 shares of unrestricted stock in exchange for $3,000 of convertible debt raised in 2014. The Company also issued 1,637,000 shares of unrestricted stock in exchange for $196 accrued interest on the convertible debt that was converted.

On December 2, 2014 the Company issued 26,742,857 unrestricted shares of its common stock shares in exchange for warrants related to convertible debt raised in 2012.

On December 4, 2014 the Company issued 27,000,000 shares of unrestricted stock in exchange for $2,970 of convertible debt raised in 2014.

On December 4, 2014 the Company issued 27,600,000 shares of unrestricted stock in exchange for $3,312 of convertible debt raised in 2014.

On December 8, 2014 the Company issued 27,500,000 shares of unrestricted stock in exchange for $3,300 of convertible debt raised in 2014.

On December 9, 2014 the Company issued 27,000,000 shares of unrestricted stock in exchange for $1,485 of convertible debt raised in 2014.

On December 9, 2014 the Company issued 26,666,667 shares of unrestricted stock in exchange for $1,600 of convertible debt raised in 2014. The Company also issued 1,797,333 shares of unrestricted stock in exchange for $108 accrued interest on the convertible debt that was converted.

On December 9, 2014 the Company issued 29,000,000 shares of unrestricted stock in exchange for $1,740 of convertible debt raised in 2014.

On December 10, 2014 the Company issued 33,879,718 shares of unrestricted stock in exchange for $2,033 of convertible debt raised in 2014.

On December 12, 2014 the Company issued 27,571,429 shares of unrestricted stock in exchange for $1,930 of convertible debt raised in 2014.

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Recent Sales of Unregistered Securities - continued

On December 15, 2014 the Company issued 25,416,667 shares of unrestricted stock in exchange for $1,525 of convertible debt raised in 2014. The Company also issued 1,754,833 shares of unrestricted stock in exchange for $105 accrued interest on the convertible debt that was converted.

On December 15, 2014 the Company issued 25,000,000 unrestricted shares of its common stock shares in exchange for warrants related to convertible debt raised in 2012.

On December 17, 2014, in exchange for $35,800, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 2,813,360 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $35,800. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.00005 per share.

On December 19, 2014 the Company issued 25,583,333 shares of unrestricted stock in exchange for $1,535 of convertible debt raised in 2014. The Company also issued 1,794,333 shares of unrestricted stock in exchange for $108 accrued interest on the convertible debt that was converted.

On December 19, 2014 the Company issued 52,500,000 shares of unrestricted stock in exchange for $5,250 of convertible debt raised in 2014.

On December 22, 2014 the Company issued 82,944,444 unrestricted shares of its common stock shares in exchange for warrants related to convertible debt raised in 2012.

On December 22, 2014 the Company issued 25,583,333 shares of unrestricted stock in exchange for $1,535 of convertible debt raised in 2014. The Company also issued 1,815,333 shares of unrestricted stock in exchange for $108 accrued interest on the convertible debt that was converted.

On December 23, 2014 the Company issued 12,724,667 shares of unrestricted stock in exchange for $763 of convertible debt raised in 2014. The Company also issued 906,333 shares of unrestricted stock in exchange for $54 accrued interest on the convertible debt that was converted.

On December 23, 2014 the Company issued 9,700,000 shares of unrestricted stock in exchange for $485 of convertible debt raised in 2014.

On December 29, 2014 the Company issued 64,500,000 unrestricted shares of its common stock shares in exchange for warrants related to convertible debt raised in 2012.

On December 30, 2014 the Company issued 50,000,000 unrestricted shares of its common stock shares in exchange for warrants related to convertible debt raised in 2012.

On December 30, 2014 the Company issued 53,500,000 shares of unrestricted stock in exchange for $5,350 of convertible debt raised in 2014.

On December 30, 2014 the Company issued 25,000,000 shares of unrestricted stock in exchange for $1,238 of convertible debt raised in 2014.

On December 30, 2014 the Company issued 11,500,000 shares of unrestricted stock in exchange for $1,311 of convertible debt raised in 2014.

On December 31, 2014 the Company issued 27,629,032 shares of unrestricted stock in exchange for $8,565 of convertible debt raised in 2014.

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Recent Sales of Unregistered Securities - continued

Subsequent to the Period Covered by this Report

During the month of January 2015 the Company issued 42,051,478 shares of unrestricted stock in exchange for convertible debt raised in 2014.

On January 9, 2015 the Company received $19,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, July 8, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 3,800,000, one year, $0.001 par value warrants as a loan origination fee.

On January 9, 2015 the Company received $12,500 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, July 8, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 2,500,000, one year, $0.001 par value warrants as a loan origination fee.

On January 15, 2015, in exchange for $26,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 1,539,221 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $26,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.001 per share.

On February 5, 2015 the Company received $25,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, August 4, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 5,000,000, one year, $0.001 par value warrants as a loan origination fee.

On February 10, 2015 the Company received $100,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, August 9, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 20,000,000, one year, $0.001 par value warrants as a loan origination fee.

On February 19, 2015, in exchange for $25,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 1,000,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $25,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.001 per share.

On February 25, 2015, in exchange for $26,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 1,040,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $26,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.001 per share.

During the months of February and March 2015 the Company issued 91,000,000 shares of unrestricted stock in exchange for warrants related to convertible debt raised in 2013 and 2014.

On March 20, 2015 the Company received $50,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, September 19, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 10,000,000, one year, $0.001 par value warrants as a loan origination fee.

On March 26, 2015 the Company received $20,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, September 25, 2015, into common stock share at $0.0011 per share. In addition the Company issued the note holder 4,000,000, one year, $0.001 par value warrants as a loan origination fee.

On April 10, 2015, in exchange for $25,000, the Company issued to Carlton Cadwell, who is a director and principal stockholder of the Company, 1,000,000 restricted shares of its common stock and a one-year convertible promissory note in the principal amount of $25,000. The note bears interest at 10% per annum.  At the option of the holder, the principal and interest is convertible into common stock at $0.001 per share.

On April 15, 2015 the Company received $50,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, October 14, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 10,000,000, one year, $0.001 par value warrants as a loan origination fee.

On Tuesday April 14, 2015, the Board of Directors (the “Board”) of Advanced Medical Isotope Corporation (“AMIC”) received and accepted the resignation of Kenin M. Spivak from his position as a member of the Board of AMIC. Mr. Spivak’s decision to resign from his position was by reason of Mr. Spivak taking on commitments that in Mr. Spivak’s view might henceforth interfere in his ability to timely perform his responsibilities as a director, not the result of any disagreement with the Company on the Company’s operation, policies or practices. Mr. Spivak will remain as a senior strategic and business advisor to AMIC.

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

Results of Operations

Comparison for the Year Ended December 31, 2014 and December 31, 2013

The following table sets forth information from the Company’s statements of operations for the years ended December 31, 2014 and 2013.

	Year Ended December 31,2014	Year Ended December 31,2013
Revenues	$24,108	$140,603

Operating expenses	1,979,129	3,720,221

Operating loss	(1,955,021)	(3,579,618)

Non-operating income (expenses)	(16,153,685)	108,805)

Net income (loss)	$(18,108,706)	$(3,470,813)

Revenue

Revenue was $24,108 for the year ended December 31, 2014 and $140,603 for the year ended December 31, 2013.  The decrease was the result of the decrease in F-18 and Stable Isotopes revenues.  In July 2008 the Company established its linear accelerator production center and began the production and marketing of F-18 in August 2008.  F-18 sales accounted for $0 of the total twelve months ended December 31, 2014 revenues and $21,740 of the total twelve months ended December 31, 2013 revenues. Revenues for F-18 were lower in the twelve months ended December 31, 2013 as a result of the Company’s linear accelerator being down and having no production for several months; thereby decreasing the number of doses sold for the twelve months ended December 31, 2014 (0 doses) versus the twelve months ended December 31, 2013 (72 doses). Stable isotope sales were $0 and $101,745 for the twelve months ended December 31, 2014 and 2013 respectively.  The Company had discontinued the sale of stable isotopes in the twelve months ended December 31, 2014 due to the reduction in profitability of that line of product. Consulting revenues consisted of $24,108 and $17,108 of the total twelve months ended December 31, 2014 and 2013 revenues. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

Revenue for the twelve months ended December 31, 2014 and 2013 consists of the following:

	Twelve months ended December 31, 2014	Twelve months ended December 31, 2013
F-18	$-	$21,750
Stable isotopes	-	101,745
Consulting	24,108	17,108
	$24,108	$140,603

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Operating Expenses

Operating expenses for the twelve months ended December 31, 2014 and 2013 were $1,979,129 and $3,720,221, respectively.  The decrease in operating expenses from 2013 to 2014 can be attributed largely to professional fees ($730,824 for the twelve months ended December 31, 2013 versus $530,797 for the twelve months ended December 31, 2014), stock options granted ($634,255 for the twelve months ended December 31, 2013 versus $232,748 for the twelve months ended December 31, 2014), depreciation and amortization expense ($208,632 for the twelve months ended December 31, 2013 versus $11,992 for the twelve months ended December 31, 2014), sales and marketing expenses ($9,912 for the twelve months ended December 31, 2013 versus $1,300 for the twelve months ended December 31, 2014), general and administrative expenses ($1,218,760 for the twelve months ended December 31, 2013 versus $445,563 for the twelve months ended December 31, 2014), and in payroll expenses ($812,507 for the twelve months ended December 31, 2013 versus $755,625 for the twelve months ended December 31, 2014).

Operating expenses for the twelve months ended December 31, 2014 and 2013 consists of the following:

	Twelve months ended December 31, 2014	Twelve months ended December 31, 2013
Cost of materials	$1,104	$105,331
Depreciation and amortization expense	11,992	208,632
Professional fees	530,797	730,824
Stock options granted	232,748	634,255
Payroll expenses	755,625	812,507
General and administrative expenses	445,563	1,218,760
Sales and marketing expense	1,300	9,912
	$1,979,129	$3,720,221

Non-Operating Income (Expense)

Non-operating income (expense) for the twelve months ended December 31, 2014 varied from the twelve months ended December 31, 2013 primarily due to an increase in loss on settlement of debt from $638,491 in 2014 versus $97,816 in 2013, a $10,566,120 loss on derivative liability in 2014 versus a $1,874,560 gain on derivative liability in 2013, and an increase of interest expense from $1,600,761 in 2013 versus $2,458,322 in 2014, a decrease in loss on impairment of assets from $332,709 in 2013 versus $0 in 2014, and a decrease of recognized income from grants $0 in 2014 versus $265,531 in 2013.

Non-Operating income (expense) for the twelve months ended December 31, 2014 and 2013 consists of the following:

	Twelve months ended December 31, 2014	Twelve months ended December 31, 2013
Interest expense	$(2,458,322)	$(1,600,761)
Loss on impairment of assets	-	(332,709)
Net gain (loss) on settlement of debt	(638,491)	(97,816)
Recognized income from grants	-	265,531
Loss on derivative liability	(10,566,120)	(1,874,560)
	$(13,662,933)	$108,805

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

As of December 31, 2014 and 2013 the grant money received and grant money recognized as income and deferred income is:

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

Net Loss

The Company’s net loss for the twelve months ended December 31, 2014 and 2013 was $18,108,706 and $3,470,813, respectively, as a result of the items described above.

Liquidity and Capital Resources

At December 31, 2014, the Company had negative working capital of $20,222,303, as compared to $9,048,194 at December 31, 2013.  During the twelve months ended December 31, 2014 the Company experienced negative cash flow from operations of $1,135,926 and it expended $0 for investing activities while adding $1,136,129 of cash flows from financing activities.  As of December 31, 2014, the Company had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $2,036,470 for the twelve month period ending December 31, 2013 to $1,135,926 for the twelve month period ending December 31, 2014.  Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  Cash used in investing activities decreased from $7,716 for the twelve month period ended December 31, 2013 to $0 for the twelve month period ended December 31, 2014.  Cash was used to acquire equipment and patents during the 2013 twelve month period.   Cash provided from financing activities decreased from $2,037,775 for the twelve month period ending December 31, 2013 to $1,136,129 for the twelve month period ending December 31, 2014. The increase in cash provided from financing activities was primarily a result of increase in proceeds from convertible debt along with payments on convertible debt, and a decrease in proceeds from the exercise of options and warrants.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Liquidity and Capital Resources - continued

The Company has generated material operating losses since inception.  The Company has incurred a net loss of $18,108,706 for the twelve months ended December 31, 2014, and a net loss of $3,470,813 for the twelve months ended December 31, 2013.  The Company expects to continue to experience net operating losses.  Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.  The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company.  If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company.  If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to cease operations.

Based on the current cash run rate, we require funding of at least $1.5 million per year to maintain current operating activities and from approximately $5 million to $10 million to fund: (1) the FDA approval process and initial deployment of the brachytherapy products and (2) initial regulatory approval processes outside of the United States.  We also require up to approximately $1.5 million to retire outstanding debt and past due payables.  The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel.  The principal variables in the timing and amount of spending for the brachytherapy products in 2015 will be FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere.

Although we are seeking the foregoing funding and have engaged in numerous discussions with potential finders, investment bankers and investors with respect to the initial portion thereof, we have not received firm commitments for the required funding.  Based upon our discussions, we anticipate that if we are able to obtain the funding required to retire outstanding debt, pay past due payables and maintain our current operating activities that the terms thereof will be materially dilutive to existing shareholders.  We further anticipate that if we are able to obtain any additional funding, that funding would also be materially dilutive to existing shareholders.

The recent economic events, including the inherent instability and volatility in global capital markets, as well as the lack of liquidity in the capital markets, could impact its ability to obtain financing and its ability to execute its business plan. The Company believes healthcare institutions will continue to purchase the medical solutions that it distributes.

Contractual Obligations (payments due by period as of December 31, 2014)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligation	$39,481	$39,481	$-	$-	$-
License Agreement with Battelle Memorial Institute	$75,000	$22,500	$25,000	$25,000	$25,000 per year
Corporate Office Lease – begins January 1, 2014	$18,000	$18,000	$-	$-	$-

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

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Contractual Obligations (payments due by period as of December 31, 2014) - continued

The Company was in default on the capital lease obligation as of December 31, 2008 due to failure to maintain the minimum debt service coverage ratio identified in the Lease by an amount of $35,000 as per notice from the debtor.  The Company believed at the time of the issuance of the December 31, 2008 financial statements that it had remedied the default which existed at year end.  Accordingly the Company recorded a current and long term portion of the capital leases.  Subsequent to the issuance of the December 31, 2008 financial statements, the Company determined that more likely than not that the Company is in default of the terms of the capital leases.  Accordingly the Company recorded the entire value of the leases as a current obligation.  The Company was in default on the capital lease obligation as of December 31, 2009 due to failure to maintain the minimum debt service ratio identified in the lease.  However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. The Company was in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly the Company recorded the entire value of the leases as a current obligation in its audited December 31, 2011 financial statements. However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2012 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2012. The reason the Company was able to come into compliance with the minimum debt service coverage ratio stipulated in the loan covenants was due to the additional convertible debt raised during the year ended December 31, 2012. According to the debt service coverage ratio computation, at December 31, 2013 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2013.  According to the debt service coverage ratio computation, at December 31, 2014 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2014.

            The Company began renting office and warehouse space effective August 1, 2007, located in Kennewick, Washington from a non-affiliated stockholder.  The lease agreement calls for monthly rental payments starting at $3,500, increasing every August 1st until they become $4,762 as of August 1, 2011 and continue through the month ended July 31, 2012. Subsequent to July 31, 2012, the Company rented this space on a month to month basis at $11,904 per month.  During the year ended December 31, 2014 and 2013 the Company incurred rent expenses for this facility totaling $142,851 and $142,851, respectively.  In addition, the lease agreement calls for the issuance of $187,500 in common stock valued at $0.40 per share for a total of 416,667 shares.  The Company recognized the issuance of all 416,667 shares in 2007 and will amortize the $187,500 value of that stock over the sixty month term of the lease.  The $187,500 value of that stock was fully amortized as of December 31, 2012.

There are no future minimum rental payments required under this rental agreement because it expired as of July 31, 2012 and subsequent to that date the Company is renting this space on a month to month basis.

Additionally, in June 2008, the Company entered into two twelve month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010 the Company is renting this space on a month to month basis. These lease agreements calls for monthly rental payments of $2,733 and $2,328 per month for two separate office areas. Effective November 1, 2009 the Company terminated the portion of the lease consisting of the $2,328 rental payment per month. During the years ended December 31, 2014 and 2013 the Company incurred rent expenses for this facility totaling $0 and $29,100, respectively. The Company terminated that lease effective December 31, 2013.

In January 2014, the Company relocated and entered into a new 12-month lease for its corporate offices for a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a Director of the Company. During the year ended December 31, 2014 the Company incurred rent expenses for this facility totaling $18,000.

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

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000	(1)
2014	$7,500	(2)
2015	$10,000
2016 and each calendar year thereafter	$25,000

(1)	Paid February, 2014
(2)	Paid February, 2015

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

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $5,832, and $8,889 for the years ended December 31, 2014, and 2013, respectively. Based on the license fees recorded at December 31, 2014, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $1,339, will be fully amortized during the year ending December 31, 2015. Future annual amortization is expected to be as follows:

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Critical Accounting Policies - continued

Calendar Year	Annual Amortization
2015	$1,339

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Patents and Intellectual Property

Patent filing costs and intellectual property costs totaling $0, and $7,716, were capitalized during the twelve months ended December 31, 2014, and 2013, respectively, and the Company wrote off $332,709 of Molybdenum 99 related patent cost during the twelve months ended December 31, 2013, resulting in a total $35,482 and $35,482 of capitalized patents and intellectual property costs at December 31, 2014 and 2013, respectively.

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

Revenue for the fiscal year ended December 31, 2014 consisted of Consulting Revenue. Revenue for the fiscal year ended December 31, 2013 consisted of the sales of Oxygen 18 (stable isotope), Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

For the twelve months ended December 31, 2013 the Company recognized $265,531 of the $1,215,000 Department of Energy grant as income. The $265,531 recognized as of December 31, 2013 was for costs incurred for the twelve months ended December 31, 2013. The revenue from the grant was totally recognized as of December 31, 2013.

As of December 31, 2014 and 2013 the grant money received and grant money recognized as income and deferred income is:

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Convertible debt	11,490,531,385	56,286,404
Common stock options	8,785,000	10,350,000
Common stock warrants	2,310,770,115	40,103,548
Total potential dilutive securities	13,810,086,500	106,739,952

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

The Company incurred $44,268 and $416,161 research and development costs for the years ended December 31, 2014, and 2013, respectively, all of which were recorded in the Company’s operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. Tradeshow expenses incurred and not expensed as of the years ended December 31, 2014 and 2013 were $14,800 and $0, respectively. During the twelve months ended December 31, 2014 and 2013, the Company incurred $600 and $0 respectively, in advertising costs.

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

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Critical Accounting Policies - continued

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2013 and 2012.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2014 and 2013.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2014 and 2013, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2014 and 2013, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$11,502,380	$-	$-	$11,502,380
Total Liabilities Measured at Fair Value	$11,502,380	$-	$-	$11,502,380

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2014, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2014, the Company’s internal control over financial reporting was ineffective.  In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow.  To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2014, all the executive officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this report, the Company has not established an audit committee, and therefore, the Company’s board of directors performs the functions that customarily would be undertaken by an audit committee.  The Company’s board of directors during 2014 was comprised of four directors, two of whom the Company has determined satisfied the general independence standards of the Nasdaq listing requirements.  See Item 13 of this Form 10-K report.  However, under Nasdaq listing and SEC requirements, a member of an audit committee of a listed issuer, in addition to satisfying those independence standards, cannot be an “affiliated person” of the issuer, which depends in part upon the amount of beneficial ownership such member has of the issuer’s stock. The Company has determined that the Company’s independent directors during 2014 did not satisfy this additional requirement.

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

 ITEM 11.                   EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2014 and 2013 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($) (1)		Total ($)

James C. Katzaroff	2014	$250,000	(2)	$-		$-	$-			$250,000
CEO and Chairman
	2013	$250,000	(3)	$55,000	(7)	$-	$6,025	(a)
	2013	-		-		-	$56,825	(b)
	2013	-		-		-	$968,175	(c)		$1,335,025

L. Bruce Jolliff	2014	$180,000	(4)	$20,400	(6)	$-	$-			$200,400
CFO
	2013	$180,000	(5)	$41,490	(7)	$-	$6,025	(a)	$
	2013	-		-		-	$45,460	(d)		$272,975

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

(2)            Of this amount $138,502 was not paid in 2014, but was accrued as of December 31, 2014

(3)            Of this amount $57,073 was not paid in 2013, but was accrued as of December 31, 2013.

(4)            Of this amount $62,896 was not paid in 2014, but was accrued as of December 31, 2014.

(5)           Of this amount, $14,632 was not paid in 2013, but was accrued as of December 31, 2013.

(6)           Mr. Katzaroff and Mr. Jolliff received the additional $55,000 and $41,490, respectively, in 2013 to compensate for additional duties performed that were not originally contemplated.

(7)           Mr. Jolliff received the additional $20,400 in 2014 to compensate for additional duties performed that were not originally contemplated.

ITEM 11.                   EXECUTIVE COMPENSATION. - continued

Narrative Disclosure to Summary Compensation Table

The Company has an employment agreement with the Company’s CFO, L. Bruce Jolliff that determines the compensation paid to him.  The Company’s Chief Executive Officer, James C. Katzaroff, does not have a written employment agreement and therefore no structured amount or schedule of pay, however his projected rate of pay is $250,000 and so accruals were made for his compensation in 2014 and 2013 to bring his recorded salary to $250,000.  In 2014 Mr. Katzaroff received $111,498 and an additional $138,502 was accrued as of December 31, 2014. In 2013 Mr. Katzaroff received $210,785 in salary and an additional $39,215 was accrued as of December 31, 2013.

The Company paid bonuses to certain employees based on their performance, the Company’s need to retain such employees, and funds available.  All bonus payments were approved by the Company’s board of directors.

Employment Agreement with L. Bruce Jolliff

Mr. Jolliff has a May 2007 employment agreement with the Company which provides for a salary of $100,000 per year which was increased January 1, 2012 to $156,000, and was again adjusted beginning January 1, 2013 to $180,000. In 2014 Mr. Jolliff received $117,104 and an additional $62,896 was accrued as of December 31, 2014. In 2013 Mr. Jolliff received $210,785 in salary and an additional $39,215 was accrued as of December 31, 2013. The Company may terminate the agreement without cause at any time upon 30 days' written notice.  Upon termination, the Company will pay Mr. Jolliff a severance allowance of two month’s salary.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth all outstanding equity awards held by the Company’s Named Executive Officers as of the end of last fiscal year.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James C. Katzaroff	250,000	-	$ 0.09	3-9-2015
James C. Katzaroff	250,000	-	$ 0.15	2-11-2016
James C. Katzaroff	3,250,000	-	$ 0.15	2/11/23

L. Bruce Jolliff	225,000	-	$ 0.09	3-9-2015
L. Bruce Jolliff	200,000	-	$ 0.15	2-11-2016

Additional Narrative Disclosure

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

ITEM 11.                   EXECUTIVE COMPENSATION. - continued

Additional Narrative Disclosure - continued

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

Compensation of Directors

The following table sets forth information regarding compensation earned by the Company’s non-employee directors for the year ended December 31, 2014.  Mr. Clement became a director effective September 6, 2012. Mr. Spivak became a director effective October 11, 2013. Mr. Katzaroff is not included in this table because his compensation is included in the Summary Executive Compensation table and he received no compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Carlton M. Cadwell	$-	$-	$-	$-
Carton M. Cadwell	$-	$-	$-	$-
Thomas J. Clement	$-	$-	$-	$-
Thomas J. Clement	$-	$-	$-	$-
Kenin M. Spivak	$-	$-	$-	$-

The following table sets forth, for each of the Company’s non-employee directors who served during 2014, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2014:

	Outstanding	Outstanding
	Stock	Stock
Name	Awards (#)	Options (#)
Carlton M. Cadwell	-	500,000
Thomas J. Clement	-	375,000
Kenin M. Spivak	-	-

During October 2013, the Company sold 7,046,666 warrants for $7,047 to Kenin M. Spivak. See discussion below regarding the terms of Mr’s Spivak’s appointment to the Board and sale of warrants.

During March 2012, the Company granted Mr. Cadwell options to purchase 250,000 shares of common stock and shares of common stock at an exercise price of $0.09 per share. The options are fully vested and expire March 9, 2015.

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

ITEM 11.                   EXECUTIVE COMPENSATION. - continued

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

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of The Company’s Common Stock

The following table sets forth, as of April 10, 2015, the number of shares of Common Stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s Common Stock, (ii) the Company’s directors, (iii) the Company’s executive officers, both of whom are named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group.  As of April 10, 2015, there were 1,892,012,560 shares outstanding and up tp 13,810,086,500 shares issuable upon exercise of outstanding options and conversion of outstanding convertible securities, assuming exercise and conversion occurred as of that date, for a total of 15,678,490,873 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	21,529,907	1.0%

Carlton M. Cadwell(3)	548,092,135	22.8%

James C. Katzaroff(4)	8,143,704	0.4%

Thomas J. Clement(5)	375,000	0.0%

Kenin M. Spivak(6)	7,046,666	0.4%

L. Bruce Jolliff(7)	4,483,333	0.2%

All Current Directors and Executive Officers as a group (5 individuals)	568,140,838	23.5%

(1)
The address of each of the beneficial owners above is c/o Advanced Medical Isotope Corporation, 1021 N. Kellogg Street, Kennewick, WA  99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA  99336.

(2)
In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of options or conversion of convertible securities within 60 days of that date.  In determining the percent of common stock owned by a person or entity on April 10, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 10, 2015, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and upon exercise of the options. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Mr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)
The beneficial ownership of Carlton M. Cadwell includes the shares beneficially owned by the Cadwell Trust, as such shares may also be deemed to be beneficially owned by Mr. Cadwell. The beneficial ownership of Mr. Cadwell also includes: (i) 500,000 shares issuable under options held by him; (ii) 224,633,383 shares issuable under convertible notes held by him with fixed conversion prices; and (iii) 287,731,139 shares issuable under a convertible note held by him with a conversion price that is dependent on the market price of the Company’s common stock prior to conversion, which for this purpose has been assumed to convert on April 10, 2015.  See Item 13 of this Form 10-K report regarding the Company’s outstanding convertible notes.

(4)	Includes 3,750,000 shares issuable under options held by Mr. Katzaroff.
(5)	Includes 375,000 shares issuable under options held by Mr. Clement.
(6)	Includes 7,046,666 shares issuable under warrants held by Mr. Spivak.
(7)	Includes 450,000 shares issuable under options held by Mr. Jolliff.

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

Beginning in December, 2008, the Company has obtained financing from Carlton M. Cadwell, one of our directors and a beneficial owner of more than 10% of the Company’s common stock, in transactions which involved the Company’s issuance of convertible notes and common stock.  The table below sets forth the following information as to such financing transactions that have occurred since January 1, 2011:  (i) the date of the transaction, (ii) the amount invested, (iii) the initial principal amount of the note, (iv) the conversion price at which the principal amount and accrued interest may be converted into common stock, (v) the current maturity date of the note (including extensions granted by the holder), (vi) the principal balance of the note as of April 10, 2015, and (vii) the shares of the Company’s common stock issued on the transaction date.  For each of the notes, the initial principal amount shown below was the largest aggregate amount of principal outstanding since January 1, 2011.

Transaction Date	Amount Invested	Initial Principal Amount	Conversion Price	Maturity Date	Principal Balance	Shares Issued

6/9/11	$50,000	$50,000	$0.22	6/9/15	$50,000	20,000
6/17/11	$38,500	$38,500	$0.20	6/17/15	$38,500	15,400
6/30/11	$100,866	$100,866	$0.20	6/30/15	$100,866	40,346
8/31/11	$100,700	$100,700	$0.25	8/31/15	$100,700	40,280
9/22/11	$25,000	$25,000	$0.28	9/22/15	$25,000	10,000
9/30/11	$50,000	$50,000	$0.28	9/30/15	$50,000	20,000
10/21/11	$15,000	$15,000	$0.22	10/21/15	$15,000	6,000
10/31/11	$100,000	$100,000	$0.24	10/31/15	$100,000	40,000
11/25/11	$105,500	$105,500	$0.23	11/25/15	$105,500	42,200
12/30/11	$113,600	$113,600	$0.10	12/30/15	$113,600	45,440
1/31/12	$128,500	$128,500	$0.15	1/31/16	$128,500	51,400
2/21/12	$121,500	$121,500	$0.16	2/32116	$121,500	48,600
3/22/12	$115,000	$115,000	$0.14	3/22/16	$115,000	46,000
4/12/12	$132,800	$132,800	$0.09	4/12/16	$132,800	53,120
4/30/12	$100,000	$100,000	$0.10	4/30/16	$100,000	40,000
5/17/12	$55,000	$55,000	$0.09	5/17/15	$55,000	22,000
5/31/12	$70,000	$70,000	$0.10	5/31/15	$70,000	28,000
8/30/12	$60,000	$60,000	$0.25	8/30/15	$60,000	24,000
10/15/12	$145,000	$145,000	$0.15	10/15/15	$145,000	58,000
10/29/12	$110,000	$110,000	$0.14	10/29/15	$110,000	44,000
11/1/12	$12,500	$12,500	$0.16	11/1/15	$12,500	5,000
12/17/12	$150,000	$150,000	$0.18	12/17/15	$150,000	60,000
1/18/13	$101,272	$101,272	$0.17	1/18/16	$101,272	40,509
1/22/13	$41,000	$41,000	$0.17	1/22/16	$41,000	16,400
6/17/13	$50,500	$50,500	$0.07	6/17/15	$50,500	20,200
7/11/13	$50,500	$50,500	$0.07	7/11/15	$50,500	20,200
8/1/13	$50,000	$50,000	$0.10	8/1/15	$50,000	20,000
8/15/13	$50,500	$50,500	$0.10	8/15/15	$50,500	20,200
9/12/13	$100,500	$100,500	$0.10	9/12/15	$100,500	40,200
10/15/13	$30,000	$30,000	$0.10	10/15/15	$30,000	12,000
11/14/13	$30,000	$30,000	$0.12	11/14/15	$30,000	12,000
12/16/13	$26,000	$26,000	$0.06	12/16/15	$26,000	10,400

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from related parties - continued

1/16/14	$26,000	$26,000	$0.10	1/16/16	$26,000	10,400
4/17/14	$13,000	$13,000	$0.10	4/17/15	$13,000	5,200
5/16/14	$26,000	$26,000	$0.06	5/16/15	$26,000	10,400
6/16/14	$26,000	$26,000	$0.05	6/16/15	$26,000	10,400
7/15/14	$20,000	$20,000	$0.05	7/15/15	$20,000	8,000
8/15/14	$26,000	$26,000	$0.05	8/15/15	$26,000	10,400
9/15/14	$23,000	$23,000	$0.05	9/15/15	$23,000	9,200
10/14/14	$31,000	$31,000	$0.05	10/14/15	$31,000	12,400
11/14/14	$26,000	$26,000	$0.05	11/14/15	$26,000	10,400
11/24/14	$10,000	$10,000	$0.05	11/24/15	$10,000	4,000
12/17/14	$35,800	$35,800	$0.001	12/17/15	$35,800	2,813,360
1/15/15	$26,000	$26,000	$0.001	1/15/16	$26,000	1,539,221
2/19/15	$25,000	$25,000	$0.001	2/19/16	$25,000	1,000,000
2/25/15	$26,000	$26,000	$0.001	2/25/15	$26,000	1,040,000

All of the above notes bear interest at 10% per annum, with the principal and accrued interest payable on the maturity date.  No principal or interest has been paid on the notes set forth in the table above.

The total principal balance of all convertible notes payable to Mr. Cadwell that are outstanding as of April, 10, 2015 (including convertible notes issued prior to January 1, 2011) is $4,508,638, and the total accrued interest on those notes as of April 10, 2015 is 1,667,573.  All of the outstanding convertible notes have a fixed conversion price, except for one convertible note dated December 16, 2008, in the initial principal amount of $375,000, with interest payable at 10% per annum, and a current maturity date, as extended, of June 30, 2015.  At the option of the holder, that note is convertible into common stock by taking the principal to be converted and dividing it by 50% of the volume-weighted average trading price of the Company’s common stock for the 10 consecutive trading days immediately preceding the date of conversion. That note also provides that interest may be paid in shares using a 10 day moving average at the discretion of the note holder. As of April 10, 2015, the note has a principal balance of $375,000, and accrued but unpaid interest of $236,918. The convertible notes with fixed conversion prices are in book-entry form.

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

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013 were $132,000 and $116,000, respectively.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES. - continued

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2014 and 2013 were $2,000 and $2,000, respectively. These fees related to the preparation of federal income tax returns.

All Other Fees

There were no other fees billed for products or services provided by the Company’s principal accountant during the fiscal years ended December 31, 2014 and 2013.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The Advanced Medical Isotope Corporation Balance Sheets as of December 31, 2014 and 2013, the Statements of Operations for the years ended December 31, 2014 and 2013, the Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and December 31, 2013, and the Statements of Cash Flows for the years ended December 31, 2014 and 2013, together with the notes thereto and the report of HJ & Associates, LLC as required by Item 8 are included in this 2013 Annual Report on Form 10-K as set forth in Item 8 above.

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

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. - continued

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: April 15, 2015	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2015	By:	/s/ James C. Katzaroff
Name: James C. Katzaroff
Title: Chief Executive Officer, Director and Chairman (Principal Executive Officer)

Date: April 15, 2015	By:	/s/ L. Bruce Jolliff
Name: L. Bruce Jolliff
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 15, 2015	By:	/s/ Carlton M. Cadwell
Name: Carlton M. Cadwell
Title: Director

Advanced Medical Isotope Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Advanced Medical Isotope Corporation

We have audited the accompanying balance sheets of Advanced Medical Isotope Corporation as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Isotope Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2015

Advanced Medical Isotope Corporation
Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$203	$-
Prepaid expenses	21,710	3,281
Prepaid expenses paid with stock, current portion	-	107,763
Inventory	8,475	8,475
Total current assets	30,388	119,519

Fixed assets, net of accumulated depreciation	8,753	14,913

Other assets:
License fees, net of amortization	1,339	7,171
Patents and intellectual property	35,482	35,482
Debt issuance costs	13,917	19,786
Deposits	644	5,406
Total other assets	51,382	67,845

Total assets	$90,523	$202,277

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,461,028	$1,221,063
Accrued interest payable	1,656,763	1,195,385
Payroll liabilities payable	309,160	81,514
Short term loan payable	-	349,913
Convertible notes payable, net	600,569	375,259
Derivative liability	11,502,380	1,476,615
Related party convertible notes payable, net	4,430,204	4,158,819
Current portion of capital lease obligations	39,481	309,145
Liability for lack of authorized shares	253,106	-
Total current liabilities	20,252,691	9,167,713

Long term liabilities:
Capital lease obligations, net of current portion	-	-
Total liabilities	20,252,691	9,167,713

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 200,000,000 shares authorized; zero issued and outstanding		-
Common stock, $.001 par value; 200,000,000 shares authorized;
1,705,382,554 and 120,807,808 shares issued and outstanding, respectively	1,705,382	120,807
Paid in capital	32,379,681	27,052,282
Accumulated deficit	(54,247,231)	(36,138,525)
Total stockholders’ equity (deficit)	(20,162,168)	(8,965,436)

Total liabilities and stockholders’ equity (deficit)	$90,523	$202,277

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Operations

	Years ended
	December 31,
	2014	2013

Revenues	$24,108	$140,603

Operating expenses
Cost of materials	1,104	105,331
Sales and marketing expenses	1,300	9,912
Depreciation and amortization expense	11,992	208,632
Professional fees	530,797	730,824
Stock options granted	232,748	634,255
Payroll expenses	755,625	812,507
General and administrative expenses	445,563	1,218,760
Total operating expenses	1,979,129	3,720,221

Operating loss	(1,955,021)	(3,579,618)

Non-operating income (expense):
Interest expense	(2,458,322)	(1,600,761)
Loss on impairment of assets	-	(332,709)
Loss on settlement of debt	(638,491)	(97,816)
Recognized income from grants	-	265,531
Gain (Loss) on derivative liability	(10,566,120)	(1,874,560)
Loss on warrant modification	(2,490,752)	-
Non-operating income (expense), net	(16,153,685)	108,805

Loss before Income Taxes	(18,108,706)	(3,470,813)

Income Tax Provision	-	-

Net loss	$(18,108,706)	$(3,470,813)

Loss per common share	$(0.057)	$(0.03)

Weighted average number of common shares outstanding	319,269,230	100,687,798

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred
	Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2012	-	$-	81,544,459	$81,544	$22,735,626	$(32,667,712)	$(9,850,542)

Common stock issued for:
Cash and exercise of options and warrants	-	-	7,258,093	7,258	895,242	-	902,500
Exercise of warrants for services	-	-	222,222	222	19,778	-	20,000
Services & prepaid services	-	-	3,510,000	3,510	237,040	-	240,550
Loan fees on convertible debt	-	-	416,109	416	83,439	-	83,855
Accounts payable and prepaid services	-	-	2,435,500	2,436	131,564	-	134,000
Debt converted	-	-	25,421,425	25,421	2,416,622	-	2,442,043
Vesting of stock options and warrants	-	-	-	-	634,255	-	634,255
Stock offering costs	-	-	-	-	(131,090)	-	(131,090)
Beneficial conversion feature	-	-	-	-	22,759	-	22,759
Warrants issued for accounts receivable	-	-	-	-	7,047	-	7,047
Net loss	-	-	-	-	-	(3,470,813)	(3,470,813)

Balances at December 31, 2013	-	$-	120,807,808	$120,807	$27,052,282	$(36,138,525)	$(8,965,436)

Common stock issued for:
Cash and the exercise of warrants	-	-	362,170,813	362,171	(356,171)	-	6,000
Services			471,250	471	23,329	-	23,800
Loan fees on convertible debt	-	-	4,136,769	4,137	540,760	-	544,897
Debt converted	-	-	1,219,736,775	1,219,737	2,381,183	-	3,600,920
Shares issued for services	-	-	986,899	987	31,976		32,963
Loss on warrant modification	-	-	-	-	2,490,752		2,490,752
Classified to liability due to lack of authorizes shares	-	-	(2,927,760)	(2,928)	(250,178)		(253,106)
Options and warrants issued for services	-	-	-	-	232,748	-	232,748
Beneficial conversion feature	-	-			233,000	-	233,000
Net loss	-	-	-	-	-	(18,108,706)	(18,108,706)

Balances at December 31, 2014	-	$-	1,705,382,554	$1,705,382	$32,379,681	$(54,247,231)	$(20,162,168)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Statements of Cash Flow

	Year ended	Year ended
	December 31, 2014	December 31, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(18,108,706)	$(3,470,813)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation of fixed assets	6,160	199,743
Amortization of licenses and intangible assets	5,832	8,889
Amortization of convertible debt discount	1,859,461	713,429
Amortization of prepaid expenses paid with stock	87,963	-
Amortization of debt issuance costs	62,419	555,468
Impairment of intangible assets	-	332,709
(Gain) Loss on derivative liability	10,566,120	(1,874,560)
Loss on settlement of debt	638,491	97,816
Common stock issued for services	23,800	135,656
Common stock issued for interest	-	179,491
Loss on warrant modification	2,490,752	-
Stock options and warrants issued for services	232,748	634,255
Warrants exercised for services	-	20,000
Changes in operating assets and liabilities:
Accounts receivable – trade	-	21,239
Inventory	-	(4,375)
Prepaid expenses	6,133	(947)
Accounts payable	239,964	205,635
Payroll liabilities	227,646	7,165
Accrued interest	524,991	468,261
Deferred income	-	(265,531)

Net cash used by operating activities	(1,135,926)	(2,036,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	-	(7,716)

Net cash used by investing activities	-	(7,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt	-	(43,349)
Principal payments on capital lease	(269,664)	(322,125)
Proceeds from convertible note	1,466,343	1,496,072
Debt issuance costs	(56,550)	(32,800)
Proceeds from short term debt	-	349,913
Payments on convertible debt	(10,000)	(145,500)
Payments on short term debt	-	(35,846)
Proceeds from sale of stock for cash	-	877,500
Stock offering costs	-	(131,090)
Proceeds from exercise of options and warrants	6,000	25,000

Net cash provided by financing activities	1,136,129	2,037,775

Net increase (decrease) in cash	203	(6,411)
Cash, beginning of period	-	6,411

CASH, END OF PERIOD	$203	$-
Supplemental disclosures of cash flow information:
Cash paid for interest	$614	$126,494
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

 NOTE 1:                     BASIS OF PRESENTATION

Nature of Organization

Advanced Medical Isotope Corporation (the “Company” or “AMIC”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”) for the purpose of acquiring or investing in businesses which were developing and marketing active sports products, equipment, and apparel. The Company had limited activity since inception and was considered dormant from the period May 1, 2000 through December 31, 2005. On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation. AMIC has an authorized capital of 2,000,000,000 shares of Common Stock, $.001 par value per share and 20,000,000 shares of Preferred Stock, $.001 par value per share.

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

The Company anticipates a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition the Company anticipates spending from approximately $5 million to $10 million over the next 12-24 months fund the initial deployment of the Company’s brachytherapy products should FDA clearance be obtained, a modest distribution capability for third party isotopes and equipment and the potential acquisition of a controlling interest in a European company with which it is having discussions. As of December 31, 2014 the Company has $203 cash on hand which means there will be an anticipated shortfall of the full $5 to $10 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and the Company’s current lease commitments that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 1:                     BASIS OF PRESENTATION - continued

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2014 and December 31, 2013, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$11,502,380	$-	$-	$11,502,380
Total Liabilities Measured at Fair Value	$11,502,380	$-	$-	$11,502,380

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$1,475,615	$-	$-	$1,476,615
Total Liabilities Measured at Fair Value	$1,475,615	$-	$-	$1,476,615

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

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

Accounts Receivable

Accounts receivables are stated at the amount that management of the Company expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Additions to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received subsequent to the time that an account is written off are considered bad debt recoveries. As of December 31, 2014, the Company has experienced no bad debt write offs from operations.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

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

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000	(1)
2014	$7,500	(2)
2015	$10,000
2016 and each calendar year thereafter	$25,000

(1) Paid February, 2014
(2) Paid February, 2015

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

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $5,832, and $8,889 for the years ended December 31, 2014, and 2013, respectively. Based on the license fees recorded at December 31, 2014, and assuming no subsequent impairment of the underlying assets, the remaining unamortized portion of $1,339, will be fully amortized during the year ending December 31, 2015. Future annual amortization is expected to be as follows:

Calendar Year	Annual Amortization
2015	$1,339

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Patents and Intellectual Property

Patent filing costs and intellectual property costs totaling $0, and $7,716, were capitalized during the twelve months ended December 31, 2014, and 2013. The Company evaluates the recoverability of intangible assets, including patents and intellectual property, on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows. During the years ended December 31, 2014 and 2013 the Company impaired $0 and $332,709, respectively, worth of patent and intellectual property. This left a total $35,482 and $35,482 of capitalized patents and intellectual property costs at December 31, 2014 and 2013, respectively.

While patents are being developed or pending they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues. As of December 31, 2014, no amortization has begun.

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal year ended December 31, 2014 consisted of Consulting Revenue. Revenue for the fiscal year ended December 31, 2013 consisted of the sales of Oxygen 18 (stable isotope), Flouride 18 and Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

For the twelve months ended December 31, 2013 the Company recognized $265,531 of the $1,215,000 Department of Energy grant as income. The $265,531 recognized as of December 31, 2013 was for costs incurred for the twelve months ended December 31, 2013. The Department of Energy grant was fully realized as of December 31, 2013. For the twelve months ended December 31, 2014 no other grant money was received or recognized as revenues.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Income from Grants – continued

As of December 31, 2014 and 2013 the grant money received and grant money recognized as income and deferred income is:

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Convertible debt	11,490,531,385	56,286,404
Common stock options	8,785,000	10,350,000
Common stock warrants	2,310,770,115	40,103,548
Total potential dilutive securities	13,870,086,500	106,739,952

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

The Company incurred $44,268 and $416,161 research and development costs for the years ended December 31, 2014, and 2013, respectively, all of which were recorded in the Company’s operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. Tradeshow expenses incurred and not expensed as of the years ended December 31, 2014 and 2013 were $14,800 and $0, respectively. During the twelve months ended December 31, 2014 and 2013, the Company incurred $600 and $0 respectively, in advertising costs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of product sales.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2014 and 2013.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2014 and 2013.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2014 and 2013, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 3:                      FIXED ASSETS

Fixed assets consist of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Production equipment	$2,131,377	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,614,153
Less accumulated depreciation	(2,605,400)	(2,599,240)
	$8,753	$14,913

Accumulated depreciation related to fixed assets is as follows:

	December 31, 2014	December 31, 2013
Production equipment	$2,123,462	$2,119,830
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	31,931	29,403
	$2,605,400	$2,599,240

Depreciation expense for the above fixed assets for the years ended December 31, 2014 and 2013, respectively, was $6,160 and $199,743.

NOTE 4:                      INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
License Fee	$112,500	$112,500
Less accumulated amortization	(111,161)	(105,329)
	1,339	7,170
Patents and intellectual property	35,482	35,482
	$36,821	$42,653

Amortization expense for the above intangible assets for the years ended December 31, 2014 and 2013, respectively, was $5,832 and $8,889.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

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

Related Party Convertible Notes Payable

The Company issued various shares of common stock and convertible promissory notes during the twelve months ended December 31, 2014 and 2013 to a director and major stockholder. The details of these transactions are outlined in Note 13: Stockholders’ Equity - Common Stock Issued for Convertible Debt.

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

Additionally, in June 2008, the Company entered into two 12-month leases for its corporate offices with three four month options to renew but in no event will the lease extend beyond December 31, 2010. Subsequent to December 31, 2010, the Company is renting this space on a month to month basis. These lease agreements call for monthly rental payments of $2,733 and $2,328 per month respectively. Effective November 1, 2009, the Company terminated that portion of the lease agreements consisting of the $2,328 per month payment. Effective February 28, 2012 and retroactive back to December 1, 2011, the $2,328 rental payment per month was adjusted to $2,500 rental payment per month. The monthly rental was again adjusted to $2,675 for the months of March and April, 2012 and adjusted again to $2,850 effective for the months May through October, 2012. The monthly rent was again adjusted to $2,910 effective November, 2012. The Company terminated that lease effective December 31, 2013. For the years ended December 31, 2014 and 2013 the Company amortized $0 and $29,100 of this stock issuance and recognized it as rent expense.

There are no future minimum rental payments required under this rental agreement because it expired as of December 31, 2010 and subsequent to that date the Company was renting this space on a month to month basis until the lease was terminated December 31, 2013.

Pursuant to a lease for its Corporate office entered into prior to 2013, the Company paid a monthly rent of $2,910 per month during 2013.  The Company terminated that lease effective December 31, 2013.  In January 2014, the Company relocated and entered into a new 12-month lease for its corporate offices for a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a Director of the Company. Because the lease expires in December of 2014 there are no future minimum rental payments at December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 6:                      RELATED PARTY TRANSACTIONS - continued

Rental expense for the years ended December 31, 2014 and 2013 consisted of the following:

	Year ended December 31, 2014	Year ended December 31, 2013
Office and warehouse space	$147,613	$142,851
Corporate office	18,000	29,100
Total Rental Expense	$165,613	$171,951

NOTE 7:                      PREPAID EXPENSES PAID WITH STOCK

The Company issued stock for prepaid rent which expired annually through July 2012 at the rate of $37,500 per year. Additionally, the Company issued stock for prepaid services for the twelve months ended December 31, 2013 in the amount of $78,000 of which $26,000 expired in 2013 and was expensed and recorded as stock issued for services. The $52,000 balance will expire through December 2014. The Company also issued stock for prepaid services for the twelve months ended December 31, 2013 in the amount of $69,550 of which $17,388 expired in 2013 and was expensed and recorded as stock issued for services. The $52,163 balance will expire through December 2014. The Company also issued stock for prepaid services for the twelve months ended December 31, 2013 in the amount of $3,600 of which $0 expired in 2013 and the $3,600 balance will expire through December 2014. Prepaid expenses will completely expire through December 2014 and the balance at December 31, 2014 is $0.

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

	Capital Lease Obligation
	PET Isotope Production System	Ancillary Equipment	Total
Total lease commitment	$1,875,000	$933,888	$2,808,888
Advances made for purchases	$1,511,268	$933,888	$2,445,156
Principal portion of payments	1,471,787	933,888	2,405,675
Net balance of advances payable	39,481	-	39,481
Add factor to arrive at total future minimum lease payments	-	-	-
Total future minimum lease payments	39,481	-	39,481
Less amount representing interest	-	-	-
Present value of net minimum lease payments	39,481	-	39,481
Amounts due within one year	39,481	-	39,481
Amounts due after one year	$-	$-	$-

The lease requires the Company to maintain a minimum debt service coverage ratio of 1:1 measured at fiscal year-end; non-compliance with this provision shall constitute a default and guarantors must contribute capital sufficient to fund any deficit in the debt service coverage ratio.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 8:                      CAPITAL LEASE OBLIGATIONS - continued

The definition of debt service coverage ratio is EBITDA (earnings before interest, taxes, depreciation and amortization), minus cash taxes, minus unfunded capital expenditures, plus capital injections, divided by (interest plus current portion of long-term debt). According to the debt service coverage ratio computation, at December 31, 2009 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2009.  However the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2010, and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2010. The Company was in default on a covenant in the capital lease obligations as of December 31, 2011 due to failure to maintain the minimum debt service ratio required by the leases. Accordingly the Company recorded the entire value of the leases as a current obligation in the Company’s audited December 31, 2011 financial statements. However, the Company was in compliance with the minimum debt service coverage ratio stipulated in the loan covenants at December 31, 2012 and accordingly recognized current and long term portions of the lease on its balance sheet at December 31, 2012 and reclassified the December 31, 2011 capital lease obligations to current and long term portions as of that date. The reason the Company was able to come into compliance with the minimum debt service coverage ratio stipulated in the loan covenants was due to the additional convertible debt raised during the year ended December 31, 2012. According to the debt service coverage ratio computation, at December 31, 2013 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2013.  According to the debt service coverage ratio computation, at December 31, 2014 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2014.

The Company’s results of the minimum debt service ratio calculation for the years December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Net loss	$(18,108,706)	$(3,470,813)
- Interest	2,458,322	1,600,761
- Depreciation and amortization	11,992	208,632
EBITDA	(18,638,392)	(1,661,420)

- Cash taxes	-	-
- Unfunded capital expenditures	-	-
+ capital injections*	1,616,391	2,748,485
	(17,022,001)	1,087,065

Less non-cash items:**
Stock based consulting fees	131,562	131,388
Stock options granted	232,748	634,255
Loss on derivative liability	10,566,120	(1,874,560)
Loss (Gain) on extinguishment of debt	638,491	97,816
	$(5,453,080)	$75,964

Interest plus current portion of long-term debt	$39,481	$273,536

Debt service coverage ratio	(.0073)	0.28
*            Cash for stock and convertible debt.
**            Other deductions from net income (add back for net loss) that were not explicitly stated in Calculation for EBITDA, but are implied as they are non-cash expenditures.

Principal maturities on the amount of the capital lease obligations advanced through December 31, 2014 are due as follows:

Year ended December 31,	Production Facility	Ancillary Equipment
2015	39,481	-
Thereafter	-	-
	$39,481	$-

The capital lease obligation is the only Company debt that contains covenants.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 9:                   SHORT TERM LOAN PAYABLE

The Company had credit card debt of $46,725 that was converted to a promissory note March 15, 2012 secured by personal guarantees of Mr. Katzaroff, CEO and Mr. Jolliff, CFO of the Company. The note calls for $2,500 up front payment and nineteen payments of $2,568 including interest of twelve percent. As of December 31, 2012 the payments for August through December, 2012 had not yet been paid. For the twelve month period ending December 31, 2012 the Company paid $10,879 in principal and $1,894 in interest towards the debt. The note was called effective January 23, 2013 and the $5,301 of interest and collection costs as of that date have been accrued in the accompanying financial statement for the twelve months ending December 31, 2012. The principal balance of the loan was $35,846 and accrued interest of $5,326 was recorded as current liabilities as of December 31, 2012. No interest expense was recorded in 2013 for this note because the $35,846 principal balance and $5,326 accrued interest was paid in January 2013. As of December 31, 2014 there are no amounts due or outstanding.

NOTE 10:                   CONVERTIBLE NOTES PAYABLE

As of December 31, 2014 and 2013 the Company had the following convertible notes outstanding:

	December 31, 2014		December 31, 2013
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $170,000 and $180,000 outstanding , net of debt discount of $0 and $8,576, respectively	$170,000	$49,313	$171,424	$30,610	(1)
May 2013 $224,000 Convertible Note, 12% interest, due November 2014 (18 month note), $0 and $30,000, net of debt discount of $0 and $17,450, respectively	-	-	12,550	2,257	(2)
April 2013 $72,280 Convertible Note, 0% interest for the first 90 days, due April 2014, with a 10% original issue discount, $0 and $16,646 outstanding, net of debt discount of $0 and $4,241, respectively	-	-	12,405	-	(3)
June 2013 $34,560 Convertible Note, 0% interest for the first 90 days, due June 2014, with a 10% original issue discount, $0 and $34,650 outstanding, net of debt discount of $0 and $14,676, respectively	-	-	19,884	3,456	(4)
July 2013 $53,000 Convertible Note, 8% interest, due February 2014, $0 and $53,000 outstanding, net of debt discount of $0 and $19,395, respectively	-	-	33,605	2,033	(5)
July 2013 $30,024 Convertible Note, 10% one-time interest, due July 2014, with a 10% original issue discount, $0 and $30,024 outstanding, net of debt discount of $0 and $15,876, respectively	-	-	14,148	3,002	(6)
August 2013 $53,000 Convertible Note, 8% interest, due March 2014, $0 and $53,000 outstanding, net of debt discount of $0 and $28,716, respectively	-	-	24,284	1,464	(7)
September 2013 $10,000 Convertible Note, 10% interest, due September 2014 (12 month note), $0 and $10,000 outstanding, net of debt discount of $0 and $131, respectively	-	-	9,869	330	(8)
September 2013 $30,000 Convertible Note, 12% interest, due September 2014, with a $1,500 original issue discount, $0 and $30,000 outstanding, net of debt discount of $0 and $17,945, respectively	-	-	12,055	937	(9)
October 2013 $37,500 Convertible Note, 8% interest, due July 2014, $0 and $37,500 outstanding, net of debt discount of $0 and $26,182, respectively	-	-	11,318	682	(10)
October 2013 $97,700 Convertible Note, 8% interest, due April 2014, with a 12% original issue discount, $2,700 and $97,700 outstanding, net of debt discount of $0 and $64,774, respectively	2,700	6,713	32,926	1,954	(11)
November 2013 $42,500 Convertible Note, 8% interest, due August 2014, $0 and $42,500 outstanding, net of debt discount of $0 and $34,368, respectively	-	-	8,132	494	(12)

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

	December 31, 2014		December 31, 2013
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
November 2013 $27,800 Convertible Note, 10% one-time interest, due November 2014, with a 10% original issue discount, $0 and $27,800 outstanding, net of debt discount of $0 and $24,296, respectively	-	-	3,504	2,780	(13)
December 2013 $27,500 Convertible Note, 8% interest, due September 2014, $0 and $27,500 outstanding, net of debt discount of $0 and $26,005, respectively	-	-	1,495	90	(14)
December 2013 $69,120 Convertible Note, 0% interest for the first 90 days, due December 2014, with a 10% original issue discount, $0 and $69,120 outstanding, net of debt discount of $0 and $65,143, respectively	-	-	3,977	6,912	(15)
December 2013 $55,000 Convertible Note, 12% interest, due December 2014, with a $3,300 original issue discount, $0 and $55,000 outstanding, net of debt discount of $0 and $51,317, respectively	-	-	3,683	442	(16)
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(17)
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $50,000 and $0 outstanding, net of debt discount of $3,709 and $0, respectively	46,291	3,693	-	-	(18)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(19)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $10,990 and $0 outstanding, net of debt discount of $0 and $0, respectively	10,990	4,361	-	-	(20)
January 2014 $50,000 Convertible Note, 12% interest, due January 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(21)
February 2014 $50,000 Convertible Note, 8% interest, due February 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(22)
February 2014 $46,080 Convertible Note, 10% interest, due February 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	2,358	-	-	(23)
February 2014 $27,800 Convertible Note, 10% one-time interest, due February 2015, with a 10% original issue discount, $51,159 and $0 outstanding, net of debt discount of $49,626 and $0, respectively	1,533	294	-	-	(24)
February 2014 $55,000 Convertible Note, 12% interest, due February 2015, with a $3,300 original issue discount, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(25)
March 2014 $37,500 Convertible Note, 8% interest, due December 2014, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	-	-	-	(26)
March 2014 $50,000 Convertible Note, 10% interest, due March 2015, $36,961 and $0 outstanding, net of debt discount of $5,504 and $0, respectively	31,457	2,886	-	-	(27)
March 2014 $165,000 Convertible Note, 10% interest, due April 2015, with a $16,450 original issue discount, $84,512 and $0 outstanding, net of debt discount of $15,236 and $0, respectively	77,521	14,328	-	-	(28)
April 2014 $32,000 Convertible Note, 10% interest, due April 2015, $22,042 and $0 outstanding, net of debt discount of $7,710 and $0, respectively	14,332	835	-	-	(29)
April 2014 $46,080 Convertible Note, 10% interest due April 2015, $5,419 and $0 outstanding, net of debt discount of $0 and $0, respectively	5,419	4,608	-	-	(30)
May 2014 $42,500 Convertible Note, 8% interest, due February 2015, $21,215 and $0 outstanding, net of debt discount of $15,116 and $0, respectively	6,099	1,051	-	-	(31)
May 2014 $55,000 Convertible Note, 12% interest, due May 2015, with a $5,000 original issue discount, $46,090 and $0 outstanding, net of debt discount of $24,315 and $0, respectively	21,775	3,385	-	-	(32)
June 2014 $37,500 Convertible Note, 8% interest, due March 2015, $37,500 and $0 outstanding, net of debt discount of $13,340 and $0, respectively	27,211	1,652	-	-	(33)

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

June 2014 $28,800 Convertible Note, 10% interest due June 2015, $28,800 and $0 outstanding, net of debt discount of $13,730 and $0, respectively	15,070	2,880	-	-	(34)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $0 outstanding, net of debt discount of $19,398 and $0, respectively	20,602	2,060	-	-	(35)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $38,689 and $0 outstanding, net of debt discount of $18,554 and $0, respectively	20,135	1,993	-	-	(36)
June 2014 $56,092 Convertible Note, 16% interest, due July 2015, with a $5,000 original issue discount, $56,092 and $0 outstanding, net of debt discount of $27,815 and $0, respectively	28,277	4,512	-	-	(37)
July 2014 $37,500 Convertible Note, 12% interest, due July 2015, $37,015 and $0 outstanding, net of debt discount of $20,737 and $0, respectively	16,278	1,947	-	-	(38)
July 2014 $37,500 Convertible Note, 8% interest, due April 2015, $37,500 and $0 outstanding, net of debt discount of $13,587 and $0, respectively	23,913	1,447	-	-	(39)
August 2014 $22,500 Convertible Note, 8% interest, due May 2015, $22,500 and $0 outstanding, net of debt discount of $9,488 and $0, respectively	13,012	725	-	-	(40)
August 2014 $36,750 Convertible Note, 10% interest, due April 2015, $36,750 and $0 outstanding, net of debt discount of $20,588 and $0, respectively	13,995	1,873	-	-	(41)
August 2014 $33,500 Convertible Note, 4% interest, due February 2015, with a $8,500 original issue discount, $33,500 and $0 outstanding, net of debt discount of $10,367 and $0, respectively	23,133	-	-	-	(42)
September 2014 $37,500 Convertible Note, 12% interest, due September 2015, with a $5,000 original issue discount, $36,263 and $0 outstanding, net of debt discount of $25,927 and $0, respectively	10,336	1,236	-	-	(43)

Total Convertible Notes Payable, Net	$600,079	$114,150	$375,259	$57,443

(1) The Company had received $1,060,000 in cash as of December 31, 2012 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.10. In addition, the Convertible Debt instruments have an equal amount of $0.15, five year common stock warrants.  During the year ending December 31, 2013, the Company entered into new notes with attached warrants with an exercise price of $0.06 per share, which triggered a reset provision of the exercise price of this note’s conversion price and the price of the warrants to $0.06.  The Convertible Debt instruments also include Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal. The Company recorded a debt discount of $1,060,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception (see Note 11: Derivative Liability).

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

During the twelve months ending December 31, 2014 the holders of the Convertible Debt instruments exercised their conversion rights and converted $10,000 and $2,160 of the outstanding principal and accrued interest balances.

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $431,154 resulting in a debt discount of $628,846 at December 31, 2012.  During 2012 interest expense of $84,243 was recorded for the Convertible Debt Instruments. During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $213,838 and principal of $708,500 was converted into shares of common stock (see Note 13: Stockholders’ Equity) resulting in a decrease to the debt discount of $404,627.  After conversions and amortization, principal totaled $180,000 and debt discount totaled $8,576 at December 31, 2013.  During the twelve months ending December 31, 2013 interest expense of $136,447 was recorded for the Convertible Debt Instruments. During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $8,576 and principal of $10,000 and accrued interest of 2,160 was converted into shares of common stock (see Note 13: Stockholders’ Equity.  After conversions and amortization, principal totaled $170,000 and debt discount totaled $0 at December 31, 2014.  During the twelve months ending December 31, 2014 interest expense of $20,864 was recorded for the Convertible Debt Instruments. The $170,000 balance of the notes reached maturity during the year ended December 31, 2014 and are currently in default.

(2) The Company had received $224,000 in cash as of December 31, 2013 in exchange for Convertible Debt instruments. These Convertible Debt instruments have an eighteen month term, accrued interest at an annual rate of 12% and a conversion price of $0.06.  In addition the Convertible Debt instruments have an equal amount of $0.06, five year common stock warrants. The Company recorded a debt discount of $220,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception (see Note 11: Derivative Liability).

During the twelve months ending December 31, 2013 the holders of the Convertible Debt instruments exercised their conversion rights and converted $194,000 and $41,040 of the outstanding principal and accrued interest balances (see Note 13: Stockholders’ Equity).

During the twelve months ending December 31, 2014 the holders of the Convertible Debt instruments exercised their conversion rights and converted the remaining $30,000 and $6,480 of the outstanding principal and accrued interest balances (see Note 13: Stockholders’ Equity).

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $79,904 and the conversion of principal of $194,000 (see Note 13: Stockholders’ Equity) resulted in a decrease to the debt discount of $122,647. During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $875 and the conversion of principal of $30,000 and accrued interest of $6,480 (see Note 13: Stockholders’ Equity) resulted in a decrease to the debt discount of $16,575.   After conversions and amortization, principal totaled $0 and debt discount totaled $0 at December 31, 2014.  During the twelve months ending December 31, 2014 and December 31, 2013 interest expense of $4,223 and $43,296, respectively, was recorded for the Convertible Debt Instruments.

(3) The Company borrowed $65,000 April 2013, due April 2014. The holder of the note has the right, after the first one hundred eighty days of the note (September 30, 2013), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($72,280) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($72,280) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($7,228) for a total repayment amount of $79,508.   The Company recorded a debt discount of $72,280 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $46,458 (see Note 13: Stockholders’ Equity) resulting in a decrease to the debt discount of $21,581.  During the twelve months ended December 31, 2014, no amortization was recorded. Also during the twelve months ending December 31, 2014, total principal of $16,646 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $4,241. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(4) The Company borrowed $31,200 June 2013, due June 2014. The holder of the note has the right, after the first one hundred eighty days of the note (December 1, 2013), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($4,560) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($4,560) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($3,456) for a total repayment amount of $38,016. The Company recorded a debt discount of $34,560 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $19,884 resulting in a debt discount of $14,676 at December 31, 2013.  During the twelve months ended December 31, 2014, no amortization was recorded. Also during the twelve months ending December 31, 2014, total principal of $34,560 and accrued interest of $3,456 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $14,676. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(5) The Company borrowed $53,000 July 2013, due April 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 6, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $53,000 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $33,605 resulting in a debt discount of $19,395 at December 31, 2013.  Also during the twelve months ending December 31, 2013, interest expense of $2,033 was recorded for the note. During the twelve months ended December 31, 2014, no amortization was recorded. Also during the twelve months ending December 31, 2014, total principal of $53,000 and accrued interest of $2,120 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $19,395. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(6) The Company borrowed $27,000 July 2013, due July 2014, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $3,024 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $30,024 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2013, interest expense of $3,002 was recorded and total amortization of $14,148 was recorded resulting in a debt discount of $15,876. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $3. Also during the twelve months ending December 31, 2014, total principal of $30,024 and accrued interest of $3,002 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $15,873. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(7) The Company borrowed $53,000 August 2013, due May 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 6, 2013), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $53,000 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $24,284, resulting in a debt discount of $28,716.  Also during the twelve months ending December 30, 2013, interest expense of $1,464 was recorded for the note. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $13,386. Also during the twelve months ending December 31, 2014, total principal of $53,000 and accrued interest of $2,120 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $15,330. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014

(8) The Company issued 4,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in September 2013. The Note matures in September of 2014. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $10,000 debt plus the $0.10 fair market value of the 4,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $10,000 debt and the value of the 4,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $9,804 toward the debt and $196 to the shares and $0 to the beneficial conversion feature. The $196 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. For the twelve months ending December 31, 2013 $65 of the debt discount has been amortized bringing the net total debt balance related to this convertible promissory note to $9,869. Additionally, $330 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2013.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $131. Also during the twelve months ending December 31, 2014, the principal of $10,000 and accrued interest of $614 was paid off in a cash payment. After payments and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(9) The Company borrowed $28,500 September 2013, due July 2014, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $1,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $24,259 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2013, $937 interest expense was recorded, and total amortization of $6,314 was recorded resulting in a debt discount of  $17,945. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $17,945. Also during the twelve months ending December 31, 2014, total principal of $30,000 and accrued interest of $2,020 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(10) The Company borrowed $37,500 October 2013, due July 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (April 7, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $11,318, resulting in a debt discount of $26,182.  Also during the twelve months ending December 30, 2013, interest expense of $682 was recorded for the note. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $19,636. Also during the twelve months ending December 31, 2014, total principal of $37,500 and accrued interest of $1,500 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $6,546. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(11) The Company borrowed $97,700 October 2013, due April 2014, with interest at 8%. The holder of the note has the right, after the first ninety days of the note (January 29, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the twenty trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first one hundred eighty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $97,700 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $32,927 resulting in a debt discount of $64,773.  Also during the twelve months ending December 31, 2013, interest expense of $1,954 was recorded for the note. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $64,773. Also during the twelve months ending December 31, 2014, total principal of $95,000 was converted into shares of common stock resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $2,700, debt discount totaled $0, and accumulated interest totaled $6,713.12 at December 31, 2014. The balance of the note reached maturity during the year ended December 31, 2014 and is currently in default.

(12) The Company borrowed $42,500 November 2013, due August 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (May 7, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $42,500 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $8,132, resulting in a debt discount of $34,368.  Also during the twelve months ending December 31, 2013, interest expense of $494 was recorded for the note. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $22,202. Also during the twelve months ending December 31, 2014, total principal of $42,500 and accrued interest of $1,700 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $12,166. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(13) The Company borrowed $25,000 November 2013, due November 2014, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $2,800 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $27,800 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2013, interest expense of $2,780 was recorded, and total amortization of $3,504, was recorded resulting in a debt discount of $24,296. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $13,564. Also during the twelve months ending December 31, 2014, total principal of $27,800 and accrued interest of $2,780 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $10,732. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(14) The Company borrowed $27,500 December 2013, due September 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (June 14, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $27,500 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $1,495, resulting in a debt discount of $26,005. Also during the twelve months ending December 31, 2013, interest expense of $90 was recorded for the note. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $18,778. Also during the twelve months ending December 31, 2014, total principal of $27,500 and accrued interest of $1,100 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $7,227. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(15) The Company borrowed $62,400 December 2013, due December 2014. The holder of the note has the right, after the first one hundred eighty days of the note (June 8, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($69,120) with no interest on the note. The Company had the right to prepay the note and accrued interest during the next ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% ($69,120) of the outstanding principal balance of the note plus a onetime interest charge of 10% applied to the principal ($6,912) for a total repayment amount of $83,773. The Company recorded a debt discount of $69,120 related to the conversion feature of the note, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $3,977 resulting in a debt discount of $65,143.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $29,924. Total principal of $69,120 and accrued interest of $6,912 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $35,220. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(16) The Company borrowed $51,700 December 2013, due December 2014. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $3,300 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2013, $442 of interest expense was recorded, and total amortization of $3,683 was recorded resulting in a debt discount of $51,317. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $51,317. Also during the twelve months ending December 31, 2014, total principal of $55,000 and accrued interest of $3,776 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(17) The Company borrowed $50,000 January 2014, due January 2015. The holder of the note has the right, after the first one hundred eighty days of the note (July 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.07 or 58% (representing a discount rate of 42%)of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $25,127. Total principal of $50,000 and accrued interest of $2,034 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $24,873. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(18) The Company borrowed $50,000 January 2014, due January 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $46,291. After amortization, principal totaled $50,000, debt discount totaled $3,709, and accumulated interest totaled $3,693 at December 31, 2014.

(19) The Company borrowed $55,500 January 2014, due October 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (July 21, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. During that time the amount of any prepayment would equal 111.2% of the outstanding principal balance of the note ($61,716) with no interest on the note. The Company recorded a debt discount of $55,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $41,757. Also during the twelve months ending December 31, 2014, total principal of $55,500 and accrued interest of $3,245 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $13,743. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(20) The Company borrowed $55,500 January 2014, due October 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (July 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $5,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $52,065. Also during the twelve months ending December 31, 2014, total principal of $44,510 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $7,565. After conversions and amortization, principal totaled $10,990, debt discount totaled $0, and accumulated interest totaled $4,361 at December 31, 2014. The balance of the note reached maturity during the yeard ended December 31, 2014 and is currently in default.

(21) The Company borrowed $50,000 January 2014, due January 2015, with interest at 12%. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (40% Discount) of the lowest trade price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014,  total amortization was recorded in the amount of $27,769. Also during the twelve months ending December 31, 2014, total principal of $50,000 and accrued interest of $3,238 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $22,231. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(22) The Company borrowed $50,000 February 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.07 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, Total amortization was recorded in the amount of $35,886. Also during the twelve months ending December 31, 2014, total principal of $50,000 and accrued interest of $2,034 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $14,114. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(23) The Company borrowed $46,080 February 2014, due February 2015, with a one-time interest charge of 10%. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, Total amortization was recorded in the amount of $26,503. Also during the twelve months ending December 31, 2014, total principal of $46,080 and accrued interest of $2,250 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $19,577. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $2,358 at December 31, 2014.

(24) The Company borrowed $27,800 February 2014, due February 2015, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $2,800 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.   Additionally, the holder of the note added a market price adjustment of $53,192 on the note due to delay in issuance of conversion shares. The Company increased the amount of the note by $53,192 and recorded a debt discount of $53,192.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $22,056.  Also during the twelve months ending December 31, 2014, total principal of $29,833 and accrued interest of $2,780 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $506. After conversions and amortization, principal totaled $51,159, debt discount totaled $49,626, and accumulated interest totaled $294  at December 31, 2014.

(25) The Company borrowed $55,000 February 2014, due February 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.16 or 55% of the lowest trade price in the 20 trading days previous to the conversion.  The note has an original issue discount of $3,300 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $55,000. Also during the twelve months ending December 31, 2014, total principal of $55,000 and accrued interest of $3,968 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

(26) The Company borrowed $37,500 March 2014, due December 2014, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (September 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $23,023. Also during the twelve months ending December 31, 2014, total principal of $37,500 and accrued interest of $1,500 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $14,477 . After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(27) The Company borrowed $50,000 March 2014, due March 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (September 18, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $39,042. Also during the twelve months ending December 31, 2014, total principal of $13,039 and accrued interest of $727 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $5,454. After conversions and amortization, principal totaled $36,961, debt discount totaled $5,504, and accumulated interest totaled $2,886 at December 31, 2014.

(28) The Company borrowed $165,000 March 2014, due April 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $15,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $165,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $120,417. Also during the twelve months ending December 31, 2014, total principal of $80,488 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $37,592. After conversions and amortization, principal totaled $84,512, debt discount totaled $6,991, and accumulated interest totaled $14,328 at December 31, 2014.

(29) The Company borrowed $32,000 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 1, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $32,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $21,216. Also during the twelve months ending December 31, 2014, total principal of $9,958 and accrued interest of $681 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $3,074. After conversions and amortization, principal totaled $22,042, debt discount totaled $7,710, and accumulated interest totaled $835 at December 31, 2014.

(30) The Company borrowed $46,080 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 11, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $30,094. Also during the twelve months ending December 31, 2014, total principal of $40,661 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $15,986. After conversions and amortization, principal totaled $5,419, debt discount totaled $0, and accumulated interest totaled $4,608 at December 31, 2014.

(31) The Company borrowed $42,500 May 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (November 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $42,500 related to the conversion feature of the note, along with a derivative liability at inception.  Additionally, the note holder assed a $14,890 penalty due to the inability of the Company to provide conversion shares timely. The Company increased the amount of the note by $14,890 and recorded a debt discount of $14,890.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $32,535. Also during the twelve months ending December 31, 2014, total principal of $36,175 was converted into shares of common stock resulting in a decrease to the debt discount of $9,739. After conversions and amortization, principal totaled $21,215, debt discount totaled $15,116, and accumulated interest totaled $1,051 at December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(32) The Company borrowed $55,000 May 2014, due May 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 or 55% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $30,685. Also during the twelve months ending December 31, 2014, total principal of $8,910 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $46,090, debt discount totaled $24,315, and accumulated interest totaled $3,385 at December 31, 2014.

(33) The Company borrowed $37,500 June 2014, due March 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (December 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $27,211. After amortization, principal totaled $37,500, debt discount totaled $10,289, and accumulated interest totaled $1,652 at December 31, 2014.

(34) The Company borrowed $28,800 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 20, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $28,800 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $15,070. After amortization, principal totaled $28,800, debt discount totaled $13,730, and accumulated interest totaled $2,880 at December 31, 2014.

(35) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of the prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $20,602. After amortization, principal totaled $40,000, debt discount totaled $19,398, and accumulated interest totaled $2,060 at December 31, 2014.

(36) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note and accured interest during the first one hundred eighty days following the date of the note. During that time the amount of any repayment is 145% of the outstanding amounts owed. .  The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $20,814. Also during the twelve months ending December 31, 2014, total principal of $1,311 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $632. After conversions and amortization, principal totaled $38,689, debt discount totaled $18,554, and accumulated interest totaled $1,993 at December 31, 2014.

(37) The Company borrowed $56,092 July 2014, due July 2015, with interest at 16%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $51,092 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $28,276. After amortization, principal totaled $56,092, debt discount totaled $27,815, and accumulated interest totaled $4,512 at December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 10:                   CONVERTIBLE NOTES PAYABLE - continued

(38) The Company borrowed $37,500 July 2014, due July 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 50% of the lowest of the lowest trading price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $16,483. Also during the twelve months ending December 31, 2014, total principal of $485 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $280. After conversions and amortization, principal totaled $37,015, debt discount totaled $20,737, and accumulated interest totaled $1,947 at December 31, 2014.

(39) The Company borrowed $37,500 July 2014, due April 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 5, 2015), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $23,913. After amortization, principal totaled $37,500, debt discount totaled $13,587, and accumulated interest totaled $1,447 at December 31, 2014.

(40) The Company borrowed $22,500 August 2014, due August 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (February 2, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $20,384 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $10,896. After amortization, principal totaled $22,500, debt discount totaled $9,488, and accumulated interest totaled $725 at December 31, 2014.

(41) The Company borrowed $36,750 August 2014, due August 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (February 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the twenty five trading day period ending one trading day including the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment is 145% of the outstanding amounts owed.  The Company recorded a debt discount of $36,750 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $13,995. After amortization, principal totaled $36,750, debt discount totaled $22,755, and accumulated interest totaled $1,873 at December 31, 2014.

(42) The Company borrowed $33,500 August 2014, due February 2015, with interest at 4%. The Company may prepay the note for a net payment of $33,500 at any time prior to November 27, 2014. After November 27, 2014, the holder has the right to refuse any further payments and to convert this note when it matures, February 27, 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% (represents a 40% discount) of the average three lowest trade prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $6,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $32,807 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $22,520. After amortization, principal totaled $33,500, debt discount totaled $10,367, and accumulated interest totaled $0 at December 31, 2014.

(43) The Company borrowed $37,500 September 2014, due September 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 55% (represents a 45% discount) of the lowest trade prices in the 15 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $10,685. Also during the twelve months ending December 31, 2014, total principal of $1,238 was converted into shares of common stock resulting in a decrease to the debt discount of $888. After conversions and amortization, principal totaled $36,262, debt discount totaled $25,927, and accumulated interest totaled $1,236 at December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 11:                   DERIVATIVE LIABILITY

During the years ending December 31, 2014 and 2013 the Company had the following activity in their derivative liability account:

	Warrants	Conversion Feature	Total
Derivative Liability at December 31, 2012	2,343,360	1,594,958	3,938,318
Elimination of Liability on Conversion	-	(1,402,242)	(1,402,242)
Change in Fair Value at Year End	(1,539,537)	480,076	(1,059,461)
Derivative Liability at December 31, 2013	803,823	672,792	1,476,615
Elimination of Liability on Conversion	-	(1,718,950)	(1,718,950)
Change in Fair Value at Year End	460,106	11,284,609	11,744,715
Derivative Liability at December 31, 2014	1,263,929	10,238,451	11,502,380

The Company uses the Black-Scholes pricing model to estimate fair value at inception and at each reporting date.  As of December 31, 2013 and 2012 the Company used the following assumptions in their Black-Scholes model:

	December 31, 2014	December 31, 2013
Risk-free interest rate		0.07% - 1.58%
Expected life in years		0.08 - 4.37
Dividend yield	0%	0%
Expected volatility		116.63% - 209.82%

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

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryover	$6,843,700	$6,175,600
Depreciation	289,500	341,200
Related party accrual	627600	379,800
Capital Loss Carryover	5,500	1,024,600
Deferred tax liabilities	-	-
Valuation allowance	(7,768,300)	(7,921,200)
Net deferred tax asset	$-	$-

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 12:                   INCOME TAXES - continued

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	December 31, 2014	December 31, 2013
Book loss	$(6,010,700)	$(1,180,100)
Grant income	-	(90,300)
Depreciation	(54,300)	12,300
Intangible asset impairment	-	113,100
Related party accrual	249,800	132,400
Meals and entertainment	1,200	2,700
Stock for services	8,100	46,100
Options expense	926,000	215,600
Non-cash interest expense	21,600	81,500
Other non-deductable expenses	4,400,400	(67,100)
Valuation allowance	457,900	733,800
Income tax expense	$-	$-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $20,128,400 that may be offset against future taxable income from the year 2015 through 2034.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Washington. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE 13:                   STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash and the Exercise of Options and Warrants

As of December 31, 2014 there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding options, warrants and convertible debt into common stock. As a result the Company recorded a liability in the amount of $253,106, offset by $253,106 of equity. There are ongoing discussions with some of the Company’s lenders regarding alternatives to rectify the situation. There can be no assurance that a reasonable outcome will be reached.

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

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Cash and the Exercise of Options and Warrants - continued

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

In April 2014, the Company issued 130,435 restricted shares of its common stock shares in exchange for $6,000 in exchange for the cancellation of the warrants attached to the convertible notes received in July 2012.

In April 2014, the Company issued 168,269 shares of common stock for cashless warrants exercise.

In August 2014, the Company issued 29,575,285 shares of common stock for cashless warrantsexercise.

In September 2014, the Company issued 10,071,429 shares of common stock for cashless warrants exercise.

In October 2014, the Company issued 9,514,285 shares of common stock for cashless warrants exercise.

In November 2014, the Company issued 63,523,809 shares of common stock for cashless warrants exercise.

In December 2014, the Company issued 249,187,301 shares of common stock for cashless warrants exercise.

Common Stock Issued for the Exercise of Warrants for Services

In January 2013 the Company issued 222,222 shares of common stock with a total fair market value of $20,000. The fair market value of the shares issued was $0.09 per share. The shares were exchanged for 222,222 warrants and were issued for $20,000 worth of current year services.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

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

In January 2014 the Company issued 100,000 restricted shares of its common stock, representing $7,500, to a consultant for fees.

In February 2014 the Company issued 71,250 restricted shares of its common stock, representing $5,000, to a consultant for services.

In March 2014 the Company issued 100,000 restricted shares of its common stock representing $5,900, to a consultant for services.

In July 2014 the Company issued 200,000 restricted shares of its common stock representing $5,400, to a consultant for services.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

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

In September 2013 the Company issued 1,000,000 shares of common stock to an employee in exchange for a reduction in the balance of accounts payable due the employee. The fair market value of the shares was $44,000, based on the $0.044 per share closing price of the Company's common stock on the date the shares were issued.

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

The Company allocated the proceeds to the shares issued and the debt and then calculated a beneficial conversion feature.  The Company performed these calculations which resulted in a beneficial conversion feature with an intrinsic value of $322,234.  The 150,000 shares of common stock were valued at $46,053 and the debt was recorded at $6,713. Because the debt is immediately convertible, the value of the beneficial conversion feature is calculated as if converted on the commitment date.  The $322,234 allocated to the beneficial conversion feature along with the $46,053 allocated to the 150,000 shares of common stock is being accreted to interest expense over the twelve month life of the debt. Interest expense of $368,287 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $375,000 as of December 31, 2009. The note expired December 16, 2009, was extended by the note holder for another year until December 16, 2010, and another year to December 16, 2011, and another year to December 16, 2012, and another year to December 16, 2013, and another year to December 16, 2014, and another year to December 16, 2015. The Company recognized interest expense of $37,500 and $37,418 in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in March 2009 to the Company’s major stockholder, who is also a Director. The Note matured in March of 2010, was extended by the note holder for another year until March, 2011, and another year until March, 2012, and another year until March, 2013, and another year until March, 2014, and another year until March, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.31 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $25,397 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2010. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

 The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in April 2009 to the Company’s major stockholder, who is also a Director. The Note matured in April of 2010, was extended by the note holder for another year until April, 2011, and extended again until April, 2012, and extended again until April, 2013, and extended again until April, 2014, and another year until April, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share.  The value of the $50,000 debt plus the $0.31 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $31,268 toward the debt and $6,140 to the shares and $12,592 to the beneficial conversion feature.  The $6,140 value of the shares and the $12,592 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $18,732 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2010. Additionally, $5,000 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 90,560 shares of its common stock and a convertible promissory note in the amount of $226,400 with interest payable at 10% per annum in September 2009 to the Company’s major stockholder, who is also a Director. The Note matured in September of 2010, was extended by the note holder for another year until September, 2011, and extended again until September 2012, and extended again until September 2013, and extended again until September 2014, and extended again until September 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share. The value of the $226,400 debt plus the $0.39 fair market value of the 90,560 shares at the date of the agreement was prorated to arrive at the allocation of the original $226,400 debt and the value of the 90,560 shares and the beneficial conversion feature.  The computation resulted in an allocation of $106,870 toward the debt and $30,552 to the shares and $88,978 to the beneficial conversion feature.  The $30,552 value of the shares and the $88,978 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $119,530 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $226,400 as of December 31, 2010. Additionally, $22,640 and $22,640 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 66,000 shares of its common stock and a convertible promissory note in the amount of $155,000 with interest payable at 10% per annum in October 2009 to the Company’s major stockholder, who is also a Director. The Note matured in October of 2010, was extended by the note holder for another year until October, 2011, and extended another year to October 2012, and extended another year to October 2013, and extended another year to October 2014, and extended another year to October 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.51 per share. The value of the $155,000 debt plus the $0.51 fair market value of the 66,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $155,000 debt and the value of the 66,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $99,690 toward the debt and $27,655 to the shares and $27,655 to the beneficial conversion feature.  The $27,655 value of the shares and the $27,655 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $55,310 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $155,000 as of December 31, 2010. Additionally, $14,300 and $15,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

 NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 80,000 shares of its common stock and a convertible promissory note in the amount of $200,000 with interest payable at 10% per annum in November 2009 to the Company’s major stockholder, who is also a Director. The Note matured in November of 2010, was extended by the note holder for another year until November, 2011, and extended another year until November 2012, and extended another year until November 2013, and extended another year until November 2014, and extended another year until November 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $200,000 debt plus the $0.59 fair market value of the 80,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $200,000 debt and the value of the 80,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $123,624 toward the debt and $38,188 to the shares and $38,188 to the beneficial conversion feature.  The $38,188 value of the shares and the $38,188 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $76,376 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $200,000 as of December 31, 2010, respectively. Additionally, $20,000 and $20,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

 The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in December 2009 to the Company’s major stockholder, who is also a Director. The Note matured in December of 2010, was extended by the note holder for another year until December, 2011, and another year to December, 2012, and another year to December, 2013, and another year to December, 2014, and another year to December, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $100,000 debt plus the $0.59 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $61,812 toward the debt and $19,094 to the shares and $19,094 to the beneficial conversion feature.  The $19,094 value of the shares and the $19,094 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $38,188 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2010. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in January 2010 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2011, was extended by the note holder for another year until January, 2012, and extended another year to January, 2013, , and another year to December, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.45 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $79,492 toward the debt and $15,254 to the shares and $5,254 to the beneficial conversion feature. The $15,254 value of the shares and the $5,254 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $20,508 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2011. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in February 2010 to the Company’s major stockholder, who is also a Director. The Note matures in February of 2011, was extended by the note holder for another year until February, 2012, and extended another year to February, 2013, and extended another year to February, 2014 and extended another year to February, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.49 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $69,224 toward the debt and $16,388 to the shares and $14,388 to the beneficial conversion feature. The $16,388 value of the shares and the $14,388 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $30,776 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2011. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 90,000 shares of its common stock and a convertible promissory note in the amount of $225,000 with interest payable at 10% per annum in March 2010. The Note matures in March of 2011, was extended by the note holder for another year until March, 2012, and was extended by the note holder for another year until March, 2013, and was extended by the note holder for another year until March, 2014, and was extended by the note holder for another year until March, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $225,000 debt plus the $0.40 fair market value of the 90,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $225,000 debt and the value of the 90,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $162,932 toward the debt and $31,034 to the shares and $31,034 to the beneficial conversion feature. The $31,034 value of the shares and the $31,034 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $62,068 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $225,000 as of December 31, 2011. Additionally, $22,500 and $22,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in April 2010 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2011, was extended by the note holder for another year until April, 2012, and was extended by the note holder for another year until April, 2013, and was extended by the note holder for another year until April, 2014, and was extended by the note holder for another year until April, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $50,500 debt plus the $0.40 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $36,568 toward the debt and $6,966 to the shares and $6,966 to the beneficial conversion feature. The $6,966 value of the shares and the $6,966 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $13,932 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,500 December 31, 2011. Additionally, $5,052 and $5,050 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 22,880 shares of its common stock and a convertible promissory note in the amount of $57,200 with interest payable at 10% per annum in May 2010 to the Company’s major stockholder, who is also a Director. The Note matures in May of 2011, was extended by the note holder for another year until May, 2012, and extended by the note holder for another year until May, 2013, and extended by the note holder for another year until May, 2014, and extended by the note holder for another year until May, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share. The value of the $57,200 debt plus the $0.30 fair market value of the 22,880 shares at the date of the agreement was prorated to arrive at the allocation of the original $57,200 debt and the value of the 22,880 shares and the beneficial conversion feature. The computation resulted in an allocation of $44,942 toward the debt and $6,129 to the shares and $6,129 to the beneficial conversion feature. The $6,129 value of the shares and the $6,129 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $12,258 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $57,200 as of December 31, 2011. Additionally, $5,720 and $5,720 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in June 2011 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2012 and was extended by the note holder for another year until June, 2013, and was extended by the note holder for another year until June, 2014, and was extended by the note holder for another year until June, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $50,000 debt plus the $0.22 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $41,912 toward the debt and $4,044 to the shares and $4,044 to the beneficial conversion feature. The $4,044 value of the shares and the $4,044 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $8,088 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2012. Additionally, $5,000 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 15,400 shares of its common stock and a convertible promissory note in the amount of $38,500 with interest payable at 10% per annum in June 2011 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2012, and was extended by the note holder for another year until June, 2013, and was extended by the note holder for another year until June, 2014, and was extended by the note holder for another year until June, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $38,500 debt plus the $0.20 fair market value of the 15,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $38,500 debt and the value of the 15,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $32,796 toward the debt and $2,852 to the shares and $2,852 to the beneficial conversion feature. The $2,852 value of the shares and the $2,852 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,704 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $38,500 as of December 31, 2012. Additionally, $3,852 and $3,851 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 40,346 shares of its common stock and a convertible promissory note in the amount of $100,866 with interest payable at 10% per annum in June 2011 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2012, and was extended by the note holder for another year until June, 2013, and was extended by the note holder for another year until June, 2014, and was extended by the note holder for another year until June, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $100,866 debt plus the $0.20 fair market value of the 40,346 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,866 debt and the value of the 40,346 shares and the beneficial conversion feature. The computation resulted in an allocation of $85,922 toward the debt and $7,472 to the shares and $7,472 to the beneficial conversion feature. The $7,472 value of the shares and the $7,472 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $14,944 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,866 as of December 31, 2012. Additionally, $10,088 and $10,087 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

 The Company issued 40,280 shares of its common stock and a convertible promissory note in the amount of $100,700 with interest payable at 10% per annum in August 2011 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2012, and was extended by the note holder for another year until August 2013, and was extended by the note holder for another year until August 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.25 per share. The value of the $100,700 debt plus the $0.25 fair market value of the 40,280 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,700 debt and the value of the 40,280 shares and the beneficial conversion feature. The computation resulted in an allocation of $82,390 toward the debt and $9,155 to the shares and $9,155 to the beneficial conversion feature. The $9,155 value of the shares and the $9,155 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $18,310 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,700 as of December 31, 2012. Additionally, $10,072 and $10,072 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 10,000 shares of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in September 2011 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2012, and was extended by the note holder for another year until September 2013, , and was extended by the note holder for another year until September 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $25,000 debt plus the $0.28 fair market value of the 10,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 10,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $19,964 toward the debt and $2,518 to the shares and $2,518 to the beneficial conversion feature. The $2,518 value of the shares and the $2,518 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,036 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,000 as of December 31, 2012. Additionally, $2,500 and $2,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in September 2011 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2012, and was extended by the note holder for another year until September 2013, and was extended by the note holder for another year until September 2014, and was extended by the note holder for another year until September 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $50,000 debt plus the $0.28 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $39,928 toward the debt and $5,036 to the shares and $5,036 to the beneficial conversion feature. The $5,036 value of the shares and the $5,036 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $10,072 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2012. Additionally, $5,000 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 6,000 shares of its common stock and a convertible promissory note in the amount of $15,000 with interest payable at 10% per annum in October 2011 to the Company’s major stockholder, who is also a Director. The Note matures in October of 2012, and was extended by the note holder for another year until October 2013, and was extended by the note holder for another year until October 2014, and was extended by the note holder for another year until October 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $15,000 debt plus the $0.22 fair market value of the 6,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $15,000 debt and the value of the 6,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $12,574 toward the debt and $1,213 to the shares and $1,213 to the beneficial conversion feature. The $1,213 value of the shares and the $1,213 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,426 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $15,000 as of December 31, 2012. Additionally, $1,500 and $1,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in October 2011 to the Company’s major stockholder, who is also a Director. The Note matures in October of 2012, and was extended by the note holder for another year until October 2013, and was extended by the note holder for another year until October 2014, and was extended by the note holder for another year until October 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.24 per share. The value of the $100,000 debt plus the $0.24 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $82,482 toward the debt and $8,759 to the shares and $8,759 to the beneficial conversion feature. The $8,759 value of the shares and the $8,759 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $17,518 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2012. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 42,200 shares of its common stock and a convertible promissory note in the amount of $105,500 with interest payable at 10% per annum in November 2011 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2012, and was extended by the note holder for another year until November 2013, was extended by the note holder for another year until November 2014, was extended by the note holder for another year until November 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.23 per share. The value of the $105,500 debt plus the $0.23 fair market value of the 42,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $105,500 debt and the value of the 42,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $87,724 toward the debt and $8,888 to the shares and $8,888 to the beneficial conversion feature. The $8,888 value of the shares and the $8,888 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $17,777 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $105,500 as of December 31, 2012. Additionally, $10,552 and $10,552 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

 NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 45,440 shares of its common stock and a convertible promissory note in the amount of $113,600 with interest payable at 10% per annum in December 2011 to the Company’s major stockholder, who is also a Director. The Note matures in December of 2012, and was extended by the note holder for another year until December 2013, and was extended by the note holder for another year until December 2014, and was extended by the note holder for another year until December 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $113,600 debt plus the $0.10 fair market value of the 45,440 shares at the date of the agreement was prorated to arrive at the allocation of the original $113,600 debt and the value of the 45,440 shares and the beneficial conversion feature. The computation resulted in an allocation of $104,862 toward the debt and $4,369 to the shares and $4,369 to the beneficial conversion feature. The $4,369 value of the shares and the $4,369 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $8,738 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $113,600 as of December 31, 2012. Additionally, $11,360 and $11,360 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013.

The Company issued 51,400 shares of its common stock and a convertible promissory note in the amount of $128,500 with interest payable at 10% per annum in January 2012 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2013, and was extended by the note holder for another year until December 2014, and was extended by the note holder for another year until December 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.15 per share. The value of the $128,500 debt plus the $0.15 fair market value of the 51,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $128,500 debt and the value of the 51,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $113,952 toward the debt and $7,274 to the shares and $7,274 to the beneficial conversion feature. The $7,274 value of the shares and the $7,274 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,212 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $128,500 as of December 31, 2013. Additionally, $12,852 and $12,850 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014, and 2013, respectively.

The Company issued 48,600 shares of its common stock and a convertible promissory note in the amount of $121,500 with interest payable at 10% per annum in February 2012 to the Company’s major stockholder, who is also a Director. The Note matures in February of 2013, and was extended by the note holder for another year until February 2014, and was extended by the note holder for another year until February 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.16 per share. The value of the $121,500 debt plus the $0.16 fair market value of the 48,600 shares at the date of the agreement was prorated to arrive at the allocation of the original $121,500 debt and the value of the 48,600 shares and the beneficial conversion feature. The computation resulted in an allocation of $106,884 toward the debt and $7,308 to the shares and $7,308 to the beneficial conversion feature. The $7,308 value of the shares and the $7,308 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,133 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $121,500 December 31, 2013. Additionally, $12,152 and $12,150 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 46,000 shares of its common stock and a convertible promissory note in the amount of $115,000 with interest payable at 10% per annum in March 2012 to the Company’s major stockholder, who is also a Director. The Note matures in March of 2013, and was extended by the note holder for another year until March 2014, and was extended by the note holder for another year until March 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.14 per share. The value of the $115,000 debt plus the $0.14 fair market value of the 46,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $115,000 debt and the value of the 46,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $102,804 toward the debt and $6,098 to the shares and $6,098 to the beneficial conversion feature. The $6,098 value of the shares and the $6,098 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,796 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $115,000 December 31, 2013. Additionally, $11,500 and $11,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 53,120 shares of its common stock and a convertible promissory note in the amount of $132,800 with interest payable at 10% per annum in April 2012 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2013, and was extended by the note holder for another year until April 2014, and was extended by the note holder for another year until April 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $132,800 debt plus the $0.09 fair market value of the 53,120 shares at the date of the agreement was prorated to arrive at the allocation of the original $132,800 debt and the value of the 53,120 shares and the beneficial conversion feature. The computation resulted in an allocation of $123,570 toward the debt and $4,615 to the shares and $4,615 to the beneficial conversion feature. The $4,615 value of the shares and the $4,615 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,715 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $132,800 December 31, 2013. Additionally, $13,280 and $13,280 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in April 2012 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2013, and was extended by the note holder for another year until April 2014, and was extended by the note holder for another year until April 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $100,000 debt plus the $0.10 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $92,308 toward the debt and $3,846 to the shares and $3,846 to the beneficial conversion feature. The $3,846 value of the shares and the $3,846 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,566 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2013. Additionally, $10,000 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 22,000 shares of its common stock and a convertible promissory note in the amount of $55,000 with interest payable at 10% per annum in May 2012 to the Company’s major stockholder, who is also a Director. The Note matures in May of 2013, and was extended by the note holder for another year until May 2014, and was extended by the note holder for another year until May 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $55,000 debt plus the $0.09 fair market value of the 22,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $55,000 debt and the value of the 22,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $51,178 toward the debt and $1,911 to the shares and $1,911 to the beneficial conversion feature. The $1,911 value of the shares and the $1,911 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,432 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $55,000 as of December 31, 2013. Additionally, $5,500 and $5,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 28,000 shares of its common stock and a convertible promissory note in the amount of $70,000 with interest payable at 10% per annum in May 2012 to the Company’s major stockholder, who is also a Director. The Note matures in May of 2013, and was extended by the note holder for another year until May 2014, and was extended by the note holder for another year until May 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $70,000 debt plus the $0.10 fair market value of the 28,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $70,000 debt and the value of the 28,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $64,616 toward the debt and $2,692 to the shares and $2,692 to the beneficial conversion feature. The $2,692 value of the shares and the $2,692 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,243 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $70,000 as of December 31, 2013. Additionally, $7,000 and $7,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 24,000 shares of its common stock and a convertible promissory note in the amount of $60,000 with interest payable at 10% per annum in August 2012 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2013, and was extended by the note holder for another year until August 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.245 per share. The value of the $60,000 debt plus the $0.245 fair market value of the 24,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $60,000 debt and the value of the 24,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,290 toward the debt and $5,355 to the shares and $5,355 to the beneficial conversion feature. The $5,355 value of the shares and the $5,355 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $7,172 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $60,000 as of December 31, 2013. Additionally, $6,000 and $6,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 58,000 shares of its common stock and a convertible promissory note in the amount of $145,000 with interest payable at 10% per annum in October 2012 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2013, and was extended by the note holder for another year until August 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.15 per share. The value of the $145,000 debt plus the $0.15 fair market value of the 58,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $145,000 debt and the value of the 58,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $128,585 toward the debt and $8,208 to the shares and $8,208 to the beneficial conversion feature. The $8,208 value of the shares and the $8,208 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $12,995 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $145,000 as of December 31, 2013. Additionally, $14,500 and $14,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 44,000 shares of its common stock and a convertible promissory note in the amount of $110,000 with interest payable at 10% per annum in October 2012 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2013, and was extended by the note holder for another year until August 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.14 per share. The value of the $110,000 debt plus the $0.14 fair market value of the 44,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $110,000 debt and the value of the 44,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $98,334 toward the debt and $5,833 to the shares and $5,833 to the beneficial conversion feature. The $5,833 value of the shares and the $5,833 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $9,717 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $110,000 as of December 31, 2013. Additionally, $11,000 and $11,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 5,000 shares of its common stock and a convertible promissory note in the amount of $12,500 with interest payable at 10% per annum in November 2012 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2013, and was extended by the note holder for another year until November 2014, and was extended by the note holder for another year until November 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.16 per share. The value of the $12,500 debt plus the $0.16 fair market value of the 5,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $12,500 debt and the value of the 5,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $10,996 toward the debt and $752 to the shares and $752 to the beneficial conversion feature. The $752 value of the shares and the $752 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,254 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $12,500 as of December 31, 2013. Additionally, $1,250 and $1,250 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                    STOCKHOLDERS’ EQUITY – continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in December 2012 to the Company’s major stockholder, who is also a Director. The Note matures in December of 2013, and was extended by the note holder for another year until December 2014, and was extended by the note holder for another year until December 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.18 per share. The value of the $150,000 debt plus the $0.18 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $129,850 toward the debt and $10,075 to the shares and $10,075 to the beneficial conversion feature. The $10,075 value of the shares and the $10,075 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $18,470 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $150,000 as of December 31, 2013. Additionally, $15,000 and $15,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 40,509 shares of its common stock and a convertible promissory note in the amount of $101,272 with interest payable at 10% per annum in January 2013 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2014, and was extended by the note holder for another year until January 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $101,272 debt plus the $0.17 fair market value of the 40,509 shares at the date of the agreement was prorated to arrive at the allocation of the original $101,272 debt and the value of the 40,509 shares and the beneficial conversion feature. The computation resulted in an allocation of $88,376 toward the debt and $6,448 to the shares and $6,448 to the beneficial conversion feature. The $6,448 value of the shares and the $6,448 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $534 and $12,362 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $101,272 as of December 31, 2013. Additionally, $10,129 and $9,695 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 16,400 shares of its common stock and a convertible promissory note in the amount of $41,000 with interest payable at 10% per annum in January 2013 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2014, and was extended by the note holder for another year until January 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $41,000 debt plus the $0.17 fair market value of the 16,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $41,000 debt and the value of the 16,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $35,780 toward the debt and $2,610 to the shares and $2,610 to the beneficial conversion feature. The $2,610 value of the shares and the $2,610 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $215 and $5,006 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $41,000 as of December 31, 2013. Additionally, $4,100 and $3,925 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in June 2013 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2014, and was extended by the note holder for another year until June 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.069 per share. The value of the $50,500 debt plus the $0.069 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $47,788 toward the debt and $1,356 to the shares and $1,356 to the beneficial conversion feature. The $1,356 value of the shares and the $1,356 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,243 and $1,469 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $50,500 as of December 31, 2013. Additionally, $5,052 and $2,735 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in July 2013 to the Company’s major stockholder, who is also a Director. The Note matures in July of 2014, and was extended by the note holder for another year until July 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.068 per share. The value of the $50,500 debt plus the $0.068 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $47,826 toward the debt and $1,337 to the shares and $1,337 to the beneficial conversion feature. The $1,337 value of the shares and the $1,337 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,447 and $1,227 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $50,500 as of December 31, 2013. Additionally, $5,053 and $2,316 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in August 2013 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $50,000 debt plus the $0.10 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,020 toward the debt and $980 to the shares and $0 to the beneficial conversion feature. The $980 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $575 and $405 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2013. Additionally, $5,001 and $2,083 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in August 2013 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $50,500 debt plus the $0.10 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,510 toward the debt and $990 to the shares and $0 to the beneficial conversion feature. The $990 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $617 and $373 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $50,500 as of December 31, 2013. Additionally, $5,052 and $1,893 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 40,200 shares of its common stock and a convertible promissory note in the amount of $100,500 with interest payable at 10% per annum in September 2013 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2014, and was extended by the note holder for another year until September 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $100,500 debt plus the $0.10 fair market value of the 40,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,500 debt and the value of the 40,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $98,529 toward the debt and $1,971 to the shares and $0 to the beneficial conversion feature. The $1,971 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,353 and $618 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,500 as of December 31, 2013. Additionally, $10,052 and $3,143 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 12,000 shares of its common stock and a convertible promissory note in the amount of $30,000 with interest payable at 10% per annum in October 2013 to the Company’s major stockholder, who is also a Director. The Note matures in October of 2014, and was extended by the note holder for another year until October 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $30,000 debt plus the $0.10 fair market value of the 12,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $30,000 debt and the value of the 12,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $29,551 toward the debt and $449 to the shares and $0 to the beneficial conversion feature. The $449 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $90 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $29,641 as of December 31, 2013. Additionally, $3,000 and $625 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 12,000 shares of its common stock and a convertible promissory note in the amount of $30,000 with interest payable at 10% per annum in November 2013 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2014, and was extended by the note holder for another year until November 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.12 per share. The value of the $30,000 debt plus the $0.12 fair market value of the 12,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $30,000 debt and the value of the 12,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $27,252 toward the debt and $1,374 to the shares and $1,374 to the beneficial conversion feature. The $1,374 value of the shares and the $1,374 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $340 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $27,592 as of December 31, 2013. Additionally, $3,000 and $375 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in December 2013 to the Company’s major stockholder, who is also a Director. The Note matures in December of 2014, and was extended by the note holder for another year until December 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.065 per share. The value of the $26,000 debt plus the $0.065 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $24,682 toward the debt and $659 to the shares and $659 to the beneficial conversion feature. The $659 value of the shares and the $659 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,268 and $50 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $26,000 as of December 31, 2014. Additionally, $2,600 and $100 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 4,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in October 2013 from a stockholder holding less than 5% of the total shares outstanding. The Note matures in October of 2014, and was extended by the note holder for another year until October 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $10,000 debt plus the $0.10 fair market value of the 4,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $10,004 toward the debt and $196 to the shares and $0 to the beneficial conversion feature. The $196 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $180 and $16 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $10,000 as of December 31, 2014. Additionally, $614 and $80 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively. This note was paid in full in April 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 200,000 shares of its common stock and a convertible promissory note in the amount of $51,700 with interest payable at 12% per annum in December 2013 from a stockholder holding less than 5% of the total shares outstanding. The Note matures in December of 2014, and was extended by the note holder for another year until December 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. The value of the $51,700 debt plus the fair market value of the 200,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $51,700 debt and the value of the 200,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $0 toward the debt and $10,388 to the shares and $41,312 to the beneficial conversion feature. The $10,388 value of the shares and the $41,312 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in January 2014 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.095 per share. The value of the $26,000 debt plus the $0.095 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,048 toward the debt and $952 to the shares and $952 to the beneficial conversion feature. The $952 value of the shares and the $952 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,828 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $25,924 as of December 31, 2014. Additionally, $2,490 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.

The Company issued 200,000 shares of its common stock and a convertible promissory note in the amount of $51,700 with interest payable at 12% per annum in February 2014 from an unrelated party.  The Note matures in February of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. The value of the $51,700 debt plus the fair market value of the 200,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $51,700 debt and the value of the 200,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $0 toward the debt and $13,018 to the shares and $37,682 to the beneficial conversion feature. The $13,018 value of the shares and the $37,682 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.

The Company issued 5,200 shares of its common stock and a convertible promissory note in the amount of $13,000 with interest payable at 10% per annum in April 2014 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.095 per share. The value of the $13,000 debt plus the $0.0372 fair market value of the 5,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $13,000 debt and the value of the 5,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $12,809 toward the debt and $191 to the shares and $0 to the beneficial conversion feature. The $191 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $135 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $12,945 as of December 31, 2014. Additionally, $920 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.

The Company issued 500,000 shares of its common stock and a convertible promissory note in the amount of $55,000 with interest payable at 12% per annum in May 2014 from an unrelated party.  The Note matures in February of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. The value of the fair value of the debt plus the fair market value of the shares at the date of the agreement was prorated to arrive at the allocation between the debt and equity and the beneficial conversion feature. The computation resulted in an allocation of $0 toward the debt and $9,016 to the shares and $40,984 to the beneficial conversion feature. The $9,016 value of the shares and the $40,984 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in May 2014 to the Company’s major stockholder, who is also a Director. The Note matures in May of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.06 per share. The value of the $26,000 debt plus the $0.032 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,671 toward the debt and $329 to the shares and $0 to the beneficial conversion feature. The $329 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $204 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $25,875 as of December 31, 2014. Additionally, $1,625 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in June 2014 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $26,000 debt plus the $0.02 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,794 toward the debt and $206 to the shares and $0 to the beneficial conversion feature. The $206 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $114 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $25,908 as of December 31, 2014. Additionally, $1,410 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.

The Company issued 8,000 shares of its common stock and a convertible promissory note in the amount of $20,000 with interest payable at 10% per annum in July 2014 to the Company’s major stockholder, who is also a Director. The Note matures in July of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $20,000 debt plus the $0.027 fair market value of the 8,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $20,000 debt and the value of the 8,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $19,786 toward the debt and $214 to the shares and $0 to the beneficial conversion feature. The $214 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $100 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $19,886 as of December 31, 2014. Additionally, $900 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in August 2014 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $26,000 debt plus the $0.014 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,855 toward the debt and $145 to the shares and $0 to the beneficial conversion feature. The $145 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $36 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $25,891 as of December 31, 2014. Additionally, $975 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 9,200 shares of its common stock and a convertible promissory note in the amount of $23,000 with interest payable at 10% per annum in September 2014 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $23,000 debt plus the $0.0046 fair market value of the 9,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $23,000 debt and the value of the 9,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $22,954 toward the debt and $46 to the shares and $0 to the beneficial conversion feature. The $46 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $4 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $22,958 as of December 31, 2014. Additionally, $671 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.

The Company issued 12,400 shares of its common stock and a convertible promissory note in the amount of $31,000 with interest payable at 10% per annum in October 2014 to the Company’s major stockholder, who is also a Director. The Note matures in October of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $31,000 debt plus the $0.0018 fair market value of the 12,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $31,000 debt and the value of the 12,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $30,978 toward the debt and $22 to the shares and $0 to the beneficial conversion feature. The $22 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $30,980 as of December 31, 2014. Additionally, $96 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in November 2014 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $26,000 debt plus the $0.0007 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,993 toward the debt and $7 to the shares and $0 to the beneficial conversion feature. The $7 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $25,994 as of December 31, 2014. Additionally, $325 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.

The Company issued 4,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in November 2014 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $10,000 debt plus the $0.0004 fair market value of the 4,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $10,000 debt and the value of the 4,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $9,998 toward the debt and $2 to the shares and $0 to the beneficial conversion feature. The $2 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $10,000 as of December 31, 2014. Additionally, $167 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Issued for Loan Fees on Convertible Debt - continued

The Company issued 2,813,360 shares of its common stock and a convertible promissory note in the amount of $35,800 with interest payable at 10% per annum in December 2014 to the Company’s major stockholder, who is also a Director. The Note matures in December of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.0005 per share. The value of the $35,800 debt plus the $0.0003 fair market value of the 2,813,360 shares at the date of the agreement was prorated to arrive at the allocation of the original $35,800 debt and the value of the 2,813,360 shares and the beneficial conversion feature. The computation resulted in an allocation of $34,975 toward the debt and $825 to the shares and $0 to the beneficial conversion feature. The $825 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $30 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $35,005 as of December 31, 2014. Additionally, $149 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.

Common Stock Issued for Debt Converted

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

During 2014 the holders of the Convertible Debt instruments exercised their conversion rights and converted the outstanding principal and accrued interest balances, respectively, into 1,204,092,687 shares of the Company’s common stock. The fair market value of the shares issued was determined based on the market value of the shares on the date of conversion. The total fair market value of the shares issued was $3,043,368 and a debt discount of $418,896 was written off to equity for the unamortized balance of the debt converted. Additionally, the derivative liability for the debt converted of $1,702,018 was written off, resulting in a loss on extinguishment of debt of $126,123.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Options

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

On November 15, 2013 the Company re-priced 8,300,000 of their previously issued options, reducing their strike price to $0.15, which resulted in them effectively cancelling the old options and reissuing new options in their place.

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2012	4,775,000	$0.09-0.30	2.09 years	$540,000	$0.17

Options granted	13,340,000	$0.08-0.20	2.75 years		$0.17
Options exercised	-	$-	-		$-
Options expired	(7,765,000)	$0.15-0.30	-		$-

Balance at December 31, 2013	10,350,000	$0.08-0.28	3.78 years	$-	$0.14

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	1,565,000	$0.08-0.28	-		$0.13

Balance at December 31, 2014	8,785,000	$0.09-0.15	3.42 years	-	0.14

Exercisable at December 31, 2013	8,975,000	$0.08-0.28	2.96 years	$-	$0.13

Exercisable at December 31, 2014	7,713,125	$0.09-0.15	3.42 years	$-	$0.14

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Warrants

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

During the year ended December 31, 2014, the company granted 50,000,000 warrants to a convertible note holder due to the note holders’ inability to exercise its conversion option on an outstanding note due to the lack of authorized shares. The warrants have an exercise price of $0.001. 10,000,000 of the warrants expire September 11, 2016 and 40,000,000 of the warrants expire December 29, 2019.

During the year end December 31, 2014, the Company issued 375,000 warrants to purchase the Company’s common stock in conjunction with convertible debt (see Note 10: convertible Notes Payable), which resulted in a debt discount derivative liability (see Note 11: Derivative Liability) and loss on derivative being recorded upon issuance. The warrants have an exercise price of $0.046 and expire July 24, 2019.

During the year ended December 31, 2014, the Company granted warrants to purchase the Company’s common stock in conjunction with a $350,000 convertible note. In addition to the warrants 532,009 shares of common stock were also issued with this convertible note. The number of exercise shares that the holder may purchase by exercising this warrant is equal to the quotient obtained by dividing the related convertible debenture original principal of $350,000 by the warrant exercise price. The exercise price is the lesser of the market value of these shares, which is defined as the mean market closing price over 10 trading days immediately prior to the notice date of exercise and $0.046. The value of the $350,000 debt plus the fair value of the warrants and the fair value of the common stock at the date of agreement was prorated to arrive at the allocation of the original $350,000 debt and the value of the warrants plus common stock. The computation resulted in allocation of $127,925 to the warrants and $10,619 to the common stock shares of the total value of the warrants and common stock of $128,543 was recorded as a debt discount and amortized to interest over the life of the note at December 31, 2014, the note was converted in full into shares of common stock and there was no exercise of the warrants. Following the terms of the agreement for exercise number of shares, the Company calculated 318,181,518 warrants outstanding. This number will fluctuate at each reporting period due to the fluctuating exercise of shares. These warrants expire May 15, 2017.

During the year ended December 31, 2014, the Company granted warrants to purchase the Company’s common stock in conjunction with two convertible notes with the same note holder. With the first convertible note, the number of warrant shares is equal to $85,000 divided by the market price, which is difined as the higher of the closing price of the common stock on the issuance date and the VWAP (volume weighted average price) of common stock for the two trading days prior to the exerices. Following these terms a total of 68,000,000 warrants were outstand at December 31, 2014. These warrants expire March 31, 2019 and have and exercise price of $0.11. For the second note, the number of shares is calculated the same as the first except for the number of warrant shares is found by dividing $27,500 by the previously defined market price. Following the terms a total of 22,000,000 warrants were outstand at December 31, 2014. These warrants expire June 30, 2019 and have and exercise price of $0.11.

During April 2014, in accordance with  the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013, the courts ordered that 4,000,000 warrants and 1,183,333 warrants to purchase the Company’s common stock that were originally issued with an exercise price of $0.06 be modified to be 18,260,469  warrants with an exercise price of $0.046   The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.  Additionally, the April 2014 court order required the exercise of a total of 426,019 warrants to purchase common related to prior year warrant exercises.

During August, 2014 1,401,570 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 11,111,111 warrants with an exercise price of $0.0058.  The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Warrants - continued

During August, 2014 1,011,522 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 18,000,000 warrants with an exercise price of $0.00475.  The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

During September, 2014 1,576,087 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 25,000,000 warrants with an exercise price of $0.0035.  The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

During October, 2014 920,652 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 35,000,000 warrants with an exercise price of $0.00121.  The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

During November, 2014, in accordance with the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013, the courts ordered that all prior warrants issued to the warrant holder be modified to be a total of 501,059,809 warrants with an exercise price of $0.03317   During December 2014, the warrant holder exercised a total of 215,455,718 for cashless exercise.

During April 2014, in accordance with the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013, the court ordered that a separate warrant holder’s 550,000 warrants to purchase the Company’s common stock that were originally issued with an exercise price of $0.06 be modified to be 1,793,478  warrants with an exercise price of $0.046   The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

During August, 2014, 1,793,478 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 14,218,007 warrants with an exercise price of $0.0058.  The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

During April 2014, in accordance with the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013, a third warrant holder’s 1,500,000 warrants and 600,000 warrants to purchase the Company’s common stock that were originally issued with an exercise price of $0.15 be modified to be 3,750,000 warrants and 1,500,000 respectively, both with an exercise price of $0.06.  The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

During August, 2014, 742,500 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 18,000,000 warrants with an exercise price of $0.002475.  The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

During September, 2014, 12,000,000 warrants to purchase the Company’s common stock with an exercise price of $0.002475 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 18,000,000 warrants with an exercise price of $0.00165.  The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

During November, 2014, 10,000,000 warrants to purchase the Company’s common stock with an exercise price of $0.00165 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 30,000,000 warrants with an exercise price of $0.00055.  The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

During November, 2014, 64,000,000 warrants to purchase the Company’s common stock with an exercise price of $0.00055 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 64,000,000 warrants with an exercise price of $0.00055.  The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Warrants - continued

During December, 2014, 86,491,275 warrants to purchase the Company’s common stock with an exercise price of $0.00055 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 117,691,275 warrants with an exercise price of $0.00011.  The Company is reporting this change as a cancellation of the original warrants and an issuance of the new warrants.

The following schedule summarizes the changes in the Company’s stock warrants:
			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2012	24,411,701	$-	-	-	$-

Warrants granted	22,393,806	$0.06-0.18	3.54 years	$2,292,551	$0.15
Warrants exercised	(788,889)	$0.06-0.09	-		$-
Warrants expired/cancelled	(5,913,070)	$0.10-0.15	-		$-

Balance at December 31, 2013	40,103,548	$0.06-0.25	3.19 years	$50,796	$0.11

Warrants granted	2,870,494	$0.0001-0.046	2.5 years		$0.01
Warrants exercised	(566,902,103)	$0.00011-0.046	-		$-
Warrants expired/cancelled	(32,925,546)	$0.0033-0.10	-		$-

Balance at December 31, 2014	2,310,770,115	$0.0001-0.25	2.86 years	$-	$0.01

Exercisable at December 31, 2013	40,103,548	$0.06-0.25	3.19 years	$50,796	$0.11

Exercisable at December 31, 2014	1,978,455,471	$0.0001-0.25	2.86 years	$-	$0.01

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 13:                   STOCKHOLDERS’ EQUITY - continued

Common Stock Warrants - continued

The following summarizes the exercise price per share and expiration date of the Company’s outstanding and exercisable warrants to purchase common stock at December 31, 2014:

Number	Exercise Price	Expiration Date
5,500,000	$0.06	March 1, 2015
250,000	$0.18	March 15, 2015
977,778	$0.09	June 4, 2015
2,000,000	$0.25	June 4, 2015
7,142,855	$0.06	October 18, 2015
10,000,000	$0.001	September 11, 2016
318,181,818	$0.05	May 15, 2017
782,763,270	$0.0001	July 13, 2017
3,190,297	$0.06	July 13, 2017
1,000,000	$0.06	July 30, 2017
2,200,000	$0.06	August 1, 2017
1,750,000	$0.06	August 2, 2017
833,334	$0.06	September 26, 2017
125,000	$0.06	October 5, 2017
40,000,000	$0.06	April 1, 2018
818,181,818	$0.00011	May 15, 2018
1,608,187	$0.01	March 31, 2019
22,000,000	$0.01	June 30, 2019
375,000	$0.0466	July 24, 2019
285,604,091	$0.046	November 18, 2019
40,000,000	$0.001	December 29, 2019
7,046,666	$0.10	December 31, 2020
2,310,770,115

NOTE 14:                   CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company had one customer that represented 100% and 72.4% of the Company’s total revenues for the years ended December 31, 2014 and 2013, respectively. The customer that represented 72.4% of the Company’s total revenues for the year ended December 31, 2013 accounted for 100% of the Stable Isotope revenues for that year. The Company had no net accounts receivable balance at December 31, 2014 and 2013.

The loss of a significant customer representing the percentage of total revenues as represented for the years ended December 31, 2014 and 2013 would have a temporary adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. As of December 31, 2014 and 2013 the Company had no allowance or bad debt expense recorded.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 14:                   CONCENTRATIONS OF CREDIT AND OTHER RISKS - continued

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

NOTE 15:                    DEBT ISSUANCE COSTS

During the year ending December 31, 2012 the Company issued 3,740,297 warrants for fees incurred in conjunction with their debt financing arrangement.  The warrants were valued at $756,055 (see Note 13: Common Stock) and were recorded as debt issuance costs with a corresponding derivative liability (see Note 11: Derivative Liability).  Additionally, the Company paid $123,000 in cash for debt arrangements during the year ended December 31, 2012. During the year ending December 31, 2013 the Company paid $32,800 in cash for debt arrangements. During the year ending December 31, 2014 the Company paid $152,514 in cash for debt arrangements.

The Company amortizes debt issuance costs on a straight-line basis over the life of the debt arrangements and recognized $82,866, $555,468 and $336,601 during the years ending December 31, 2014, 2013 and 2012, respectively.

During the twelve months ending December 31, 2014, 2013 and 2012 the Company had the following activity in their debt issuance cost account:

3,740,297 Warrants issued as fees for debt financing arrangements	$756,055
Cash paid as fees for debt arrangements	123,000
Total debt issuance costs incurred in 2012	879,055
Amortization of debt issuance costs	(336,601)
Debt issuance costs at December 31, 2012	542,454
Cash paid as fees for debt arrangements	32,800
Amortization of debt issuance costs	(555,468)
Debt issuance costs at December 31, 2013	$19,786
Cash paid as fees for debt arrangements	56,550
Amortization of debt issuance costs	(62,419)
Debt issuance costs at December 31, 2014	$13,917

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 16:                   SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2014, the Company had the following non-cash investing and financing activities:

o	Issued 362,040,378 shares of common stock valued at $0 for the issuance of cashless warrants.
o	Issued 130,435 shares of common stock valued at $6,000 in exchange for $6,000 cash
o	Issued 471,250 shares of common stock valued at $23,800, of which $23,800 was recorded as stock for services.
o
Decreased related party convertible notes by $3,891 and decreased convertible notes payable by $539,012 and increased additional paid in capital by $538,767 and increased common stock by $4,137 due to 4,136,769 shares and warrants issued in conjunction with convertible notes for the debt discount.

o
Issued 1,219,736,775 shares of common stock for an extinguishment of $1,572,338 worth of principal on convertible notes payable $63,613 worth of accrued interest, $1,718,950 worth of derivative liabilities and $357,517 worth of debt discount.

o	Increased additional paid in capital and increased debt discount for $233,000 for a beneficial conversion feature on a convertible note.

During the year ended December 31, 2013, the Company had the following non-cash investing and financing activities:

o	Issued 2,435,500 shares of common stock for an extinguishment of $256,130 worth of debt.
o	Issued 222,222 warrants for an extinguishment of $20,000 worth of debt.
o
Issued 25,421,425 shares of common stock for an extinguishment of $1,231,158 worth of principal on convertible notes payable $239,782 worth of accrued interest, $1,404,242 worth of derivative liabilities and $653,954 worth of debt discount.

o	Increased derivative liability and decreased convertible notes payable by $815,099.
o	Issued 3,510,000 shares of common stock valued at $240,550, of which $107,762 was recorded as prepaid expenses and $132,788 was recorded as stock for services.
o
Decreased related party convertible notes by $31,959 and decreased convertible notes payable by $51,896 and increased additional paid in capital by $83,439 and increased common stock by $416 due to 416,109 shares issued in conjunction with convertible notes for the debt discount.

o	Increased additional paid in capital and increased debt discount for $22,759 for a beneficial conversion feature on a convertible note.
o	Sold 7,046,666 warrants for $7,047 to a director which was offset against accounts payable owing to him.

NOTE 17:                   SUBSEQUENT EVENTS

During the month of January 2015 the Company issued 42,051,478 shares of unrestricted stock in exchange for convertible debt raised in 2014.

In January 2015 the Company received $19,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, July 8, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 3,800,000, one year, $0.001 par value warrants as a loan origination fee.

In January 2015 the Company received $12,500 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, July 8, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 2,500,000, one year, $0.001 par value warrants as a loan origination fee.

Advanced Medical Isotope Corporation
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

NOTE 17:                   SUBSEQUENT EVENTS - continued

In January 2015 the Company received $26,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.001 per share. In addition the Company issued the note holder 1,539,221 shares of its common stock as a loan origination fee.

In February 2015 the Company received $25,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, August 4, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 5,000,000, one year, $0.001 par value warrants as a loan origination fee.

In February 2015 the Company received $100,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, August 9, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 20,000,000, one year, $0.001 par value warrants as a loan origination fee.

In February 2015 the Company received $26,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.001 per share. In addition the Company issued the note holder 1,040,000 shares of its common stock as a loan origination fee.

In February 2015 the Company received $25,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.001 per share. In addition the Company issued the note holder 1,000,000 shares of its common stock as a loan origination fee.

In March 2015 the Company received $50,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, September 19, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 10,000,000, one year, $0.001 par value warrants as a loan origination fee.

In March 2015 the Company received $20,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, September 25, 2015, into common stock share at $0.0011 per share. In addition the Company issued the note holder 4,000,000, one year, $0.001 par value warrants as a loan origination fee.

During the months of February and March 2015 the Company issued 91,000,000 shares of unrestricted stock in exchange for warrants related to convertible debt raised in 2013 and 2014.

In April 2015 the Company received $25,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock share at $0.001 per share. In addition the Company issued the note holder 1,000,000 shares of its common stock as a loan origination fee.

In April 2015 the Company received $50,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible after the end of the six months, October 14, 2015, into common stock share at $0.001 per share. In addition the Company issued the note holder 10,000,000, one year, $0.001 par value warrants as a loan origination fee.

On Tuesday April 14, 2015, the Board of Directors (the “Board”) of Advanced Medical Isotope Corporation (“AMIC”) received and accepted the resignation of Kenin M. Spivak from his position as a member of the Board of AMIC. Mr. Spivak’s decision to resign from his position was by reason of Mr. Spivak taking on commitments that in Mr. Spivak’s view might henceforth interfere in his ability to timely perform his responsibilities as a director, not the result of any disagreement with the Company on the Company’s operation, policies or practices. Mr. Spivak will remain as a senior strategic and business advisor to AMIC.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.