Form 10-Q
period 2015-03-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2015-05-15
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2015
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1021 N Kellogg Street,
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

The number of shares of registrant’s common stock outstanding, as of May 11, 2015 was 1,971,934,122.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Advanced Medical Isotope Corporation
Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current Assets:
Cash	$2,485	$203
Prepaid expenses	20,800	21,710
Inventory	8,475	8,475
Total current assets	31,760	30,388

Fixed assets, net of accumulated depreciation	7,423	8,753

Other assets:
License fees, net of amortization	-	1,339
Patents and intellectual property	35,482	35,482
Debt issuance costs	4,277	13,917
Deposits	644	644
Total other assets	40,403	51,382

Total assets	$79,586	$90,523

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,431,213	$1,461,028
Accrued interest payable	1,796,604	1,656,763
Payroll liabilities payable	372,751	309,160
Convertible notes payable, net	935,806	600,569
Derivative liability	9,190,076	11,502,380
Related party convertible notes payable, net	4,507,528	4,430,204
Current portion of capital lease obligations	-	39,481
Liability for lack of authorized shares	3,018,312	253,106
Total current liabilities	21,252,290	20,252,691

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized;
zero issued and outstanding	-	-
Common stock, $.001 par value; 2,000,000,000 shares authorized;
1,888,434,122 and 1,705,382,554 shares issued and outstanding, respectively	1,888,434	1,705,382
Paid in capital	29,611,360	32,379,681
Accumulated deficit	(52,672,498)	(54,247,231)
Total stockholders’ equity (deficit)	(21,172,704)	(20,162,168)

Total liabilities and stockholders’ equity (deficit)	$79,586	$90,523

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Operations (unaudited)

	Three months ended March 31,
	2015	2014

Revenues	$12,054	$14,054

Operating expenses
Cost of materials	390	251
Sales and marketing expenses	-	600
Depreciation and amortization	2,669	2,998
Professional fees	63,993	185,177
Stock options granted	28,500	58,187
Payroll expenses	191,536	189,563
General and administrative expenses	53,779	122,971
Total operating expenses	340,867	559,747

Operating loss	(328,813)	(545,693)

Non-operating income (expense)
Interest expense	(326,140)	(393,283)
Net loss on settlement of debt	(3,574)	(32,630)
Recognized income from grants	-	-
Gain (Loss) on derivative liability	2,233,260	(111,796)
Non-operating income (expense), net	1,903,546	(537,709)

Gain (Loss) before Income Taxes	1,574,733	(1,083,402)

Income Tax Provision	-	-

Net Gain (Loss)	$1,574,733	$(1,083,402)

Gain (Loss) per common share	$0.0009	$(0.01)

Weighted average common shares outstanding	1,705,623,106	106,653,383

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2014 (audited)	1,705,382,554	$1,705,382	$32,379,681	$(54,247,231)	$(20,162,168)

Common stock issued for:
Cash and the exercise of warrants	91,000,000	91,000	(91,000)	-	-
Loan fees on convertible debt	3,579,221	3,579	38,045	-	41,624
Debt converted	92,051,568	92,052	17,761	-	109,813
Classified to liability due to lack of authorizes shares	(3,579,221)	(3,579)	(2,761,627)	-	(2,765,206)
Options and warrants issued for services	-	-	28,500	-	28,500
Net gain (loss)	-	-	-	1,574,733	1,574,733
Balances at March 31, 2015	1,888,434,122	$1,888,434	$29,611,360	(52,672,498)	$(21,172,704)

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Condensed Statements of Cash Flow
(Unaudited)
	Three months ended
	March 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$1,574,733	$(1,083,402)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	1,330	1,540
Amortization of licenses and intangible assets	1,339	1,458
Amortization of convertible debt discount	176,380	545,263
Amortization of debt issuance costs	9,640	13,607
Amortization of prepaid expenses paid with stock	-	28,897
Common stock issued for services	-	10,900
Stock options and warrants issued for services	28,500	58,187
Gain (Loss) on derivative liability	(2,233,260)	(111,796)
Loss on settlement of debt	3,574	32,630
Changes in operating assets and liabilities:
Prepaid expenses	910	(20,862)
Accounts payable	(29,815)	(24,372)
Payroll liabilities	63,591	(7,346)
Accrued interest	139,841	127,589
Net cash used by operating activities	(263,237)	(427,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	-	-
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Washington Trust debt		-
Principal payments on capital lease	(39,481)	(64,497)
Debt issuance costs	-	(36,145)
Proceeds from convertible debt	305,000	623,990
Principal payments on convertible debt	-	(10,000)
Proceeds from exercise of warrants	-	6,000
Net cash provided by financing activities	265,519	519,348

Net increase (decrease) in cash	2,282	91,641
Cash, beginning of period	203	-

CASH, END OF PERIOD	$2,485	$91,641

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,920	$126,494
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 1:                       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2015.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2015 and December 31, 2014, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at March 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	$9,190,076	$-	$-	$9,190,076
Total Liabilities Measured at Fair Value	$9,190,076	$-	$-	$9,190,076

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

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

The Company anticipates a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. In addition the Company anticipates spending from approximately $5 million to $10 million over the next 12-24 months fund the initial deployment of the Company’s brachytherapy products should FDA clearance be obtained, a modest distribution capability for third party isotopes and equipment and the potential acquisition of a controlling interest in a European company with which it is having discussions. As of March 31, 2015 the Company has $2,485 cash on hand which means there will be an anticipated shortfall of the full $5 to $10 million requirement in additional funds over the next twelve months. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and the Company’s current lease commitments that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Production equipment	$2,131,377	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,614,153
Less accumulated depreciation	(2,606,730)	(2,605,400)
	$7,423	$8,753

Accumulated depreciation related to fixed assets is as follows:

	March 31, 2015	December 31, 2014
Production equipment	$2,124,370	$2,123,462
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,353	31,931
	$2,606,730	$2,605,400

Depreciation expense for the above fixed assets for the three months ended March 31, 2015 and 2014, respectively, was $1,330 and $1,540.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
License Fee	$112,500	$112,500
Less accumulated amortization	(112,500)	(111,161)
	-	1,339
Patents and intellectual property	35,482	35,482
Intangible assets net of accumulated amortization	$35,482	$36,821

Amortization expense for the above intangible assets for the three months ended March 31, 2015 and 2014, respectively, was $1,339 and $1,458.

NOTE 5:                       RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

The Company issued various shares of common stock and convertible promissory notes during the three months ended March 31, 2015 to a director and major stockholder. The details of these transactions are outlined in Note 10: Stockholders’ Equity - Common Stock Issued for Convertible Debt. In addition the Company also entered into a $1,500 cash advance from a Director.

Rent Expenses

On July 17, 2007, the Company entered into a lease at 6208 West Okanogan Avenue, Kennewick, Washington, 99336 which has been used as the Company’s production center.  The original term of the lease was five years, commencing on August 1, 2007, however, subsequent to July 31, 2012 the Company began renting this space on a month to month basis at $11,904 per month. The landlord of this space is a non-affiliated stockholder of the Company, who holds less than 5 percent of the total outstanding shares.  The Company moved out of this facility as of December 31, 2014. There is an ongoing dispute with the landlord, Rob and Maribeth Myers, regarding the Production Facility rent

In January 2014, the Company entered into a new 12-month lease for its corporate offices for a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a Director of the Company.

There are no future minimum rental payments required under this rental agreement because it expired as of December 31, 2014 and subsequent to that date the Company is renting this space on a month to month basis.

Rental expense for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$-	$147,613
Corporate office	4,500	18,000
Total Rental Expense	$4,500	$165,613

NOTE 6:                      PREPAID EXPENSES PAID WITH STOCK

The Company issued stock for prepaid services for the year ended December 31, 2013 in the amount of $78,000 of which $26,000 expired in 2013 and was expensed and recorded as stock issued for services and $52,000 expired in 2014 was expensed and recorded as stock issued for services. The Company also issued stock for prepaid services for the year ended December 31, 2013 in the amount of $69,550 of which $5,796 expired in 2013 and was expensed and recorded as stock issued for services and $63,754 expired in 2014 and was expensed and recorded as stock issued for services. The Company also issued stock for prepaid services for the year ended December 31, 2013 in the amount of $3,600 of which $0 expired in 2013 and $3,600 expired in 2014 and was expensed and recorded as stock issued for services. Prepaid expenses completely expired through December 2014.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

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

Interest in the amount of $2,031 was paid on this note for the year ended December 31, 2014.

NOTE 8:                      CONVERTIBLE NOTES PAYABLE

As of March 31, 2015 and December 31, 2014 the Company had the following convertible notes outstanding:

	March 31, 2015		December 31, 2014
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $170,000 and $170,000 outstanding , net of debt discount of $0 and $0, respectively	$170,000	$54,344	$170,000	$49,313	(1)
October 2013 $97,700 Convertible Note, 8% interest, due April 2014, with a 12% original issue discount, $2,700 and $2,700 outstanding, net of debt discount of $0 and $0, respectively	2,700	6,766	2,700	6,713	(2)
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $50,000 and $50,000 outstanding, net of debt discount of $0 and $3,709, respectively	50,000	4,677	46,291	3,693	(3)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $10,990 and $10,990 outstanding, net of debt discount of $0 and $0, respectively	10,990	4,631	10,990	4,361	(4)
February 2014 $46,080 Convertible Note, 10% interest, due February 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	2,358	-	2,358	(5)
February 2014 $27,800 Convertible Note, 10% one-time interest, due February 2015, with a 10% original issue discount, $51,159 and $51,559 outstanding, net of debt discount of $37,011 and $46,566, respectively	14,148	1,552	1,533	294	(6)
March 2014 $50,000 Convertible Note, 10% interest, due March 2015, $36,961 and $36,961 outstanding, net of debt discount of $0 and $5,504, respectively	36,961	3,795	31,457	2,886	(7)
March 2014 $165,000 Convertible Note, 10% interest, due April 2015, with a $16,450 original issue discount, $61,301 and $84,512 outstanding, net of debt discount of $0 and $15,236, respectively	61,301	16,740	77,521	14,328	(8)
April 2014 $32,000 Convertible Note, 10% interest, due April 2015, $22,042 and $22,042 outstanding, net of debt discount of $0 and $7,710, respectively	22,042	1,377	14,332	835	(9)
April 2014 $46,080 Convertible Note, 10% interest due April 2015, $5,419 and $5,4190 outstanding, net of debt discount of $0 and $0, respectively	5,419	4,741	5,419	4,608	(10)
May 2014 $42,500 Convertible Note, 8% interest, due February 2015, $12,705 and $21,215 outstanding, net of debt discount of $0 and $15,116, respectively	12,705	988	6,099	1,051	(11)
May 2014 $55,000 Convertible Note, 12% interest, due May 2015, with a $5,000 original issue discount, $46,090 and $46,090 outstanding, net of debt discount of $10,753 and $24,315, respectively	35,337	4,745	21,775	3,385	(12)

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                      CONVERTIBLE NOTES PAYABLE - continued

	March 31, 2015		December 31, 2014
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
June 2014 $37,500 Convertible Note, 8% interest, due March 2015, $37,500 and $37,500 outstanding, net of debt discount of $0 and $13,340, respectively	37,500	2,390	27,211	1,652	(13)
June 2014 $28,800 Convertible Note, 10% interest due June 2015, $28,800 and $28,800 outstanding, net of debt discount of $6,629 and $13,730, respectively	22,171	3,588	15,070	2,880	(14)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $40,000 outstanding, net of debt discount of $9,535 and $19,398, respectively	30,465	3,044	20,602	2,060	(15)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $38,689 and $38,689 outstanding, net of debt discount of $8,799 and $18,554, respectively	29,890	2,944	20,135	1,993	(16)
June 2014 $56,092 Convertible Note, 16% interest, due July 2015, with a $5,000 original issue discount, $56,092 and $56,092 outstanding, net of debt discount of $13,863 and $27,815, respectively	42,229	6,719	28,277	4,512	(17)
July 2014 $37,500 Convertible Note, 12% interest, due July 2015, $37,015 and $37,015 outstanding, net of debt discount of $11,465 and $20,737, respectively	25,550	3,039	16,278	1,947	(18)
July 2014 $37,500 Convertible Note, 8% interest, due April 2015, $37,500 and $37,500 outstanding, net of debt discount of $1,359 and $13,587, respectively	36,141	2,185	23,913	1,447	(19)
August 2014 $22,500 Convertible Note, 8% interest, due May 2015, $22,500 and $22,500 outstanding, net of debt discount of $2,817 and $9,488, respectively	19,683	1,168	13,012	725	(20)
August 2014 $36,750 Convertible Note, 10% interest, due April 2015, $36,750 and $36,750 outstanding, net of debt discount of $13,693 and $20,588, respectively	23,057	2,777	13,995	1,873	(21)
August 2014 $33,500 Convertible Note, 4% interest, due February 2015, with a $8,500 original issue discount, $33,500 and $33,500 outstanding, net of debt discount of $0 and $10,367, respectively	33,500	-	23,133	-	(22)
September 2014 $37,500 Convertible Note, 12% interest, due September 2015, with a $5,000 original issue discount, $36,263 and $36,263 outstanding, net of debt discount of $16,680 and $25,927, respectively	19,582	2,306	10,336	1,236	(23)
January 2015 $19,000 Convertible Note, 10% interest, due July 8, 2015, $19,000 and $0 outstanding, net of debt discount of $895 and $0, respectively	18,105	467	-	-	(24)
January 2015 $12,500 Convertible Note, 10% interest, due July 8, 2015, $12,500 and $0 outstanding, net of debt discount of $589 and $0, respectively	11,911	307	-	-	(25)
February 2015 $100,000 Convertible Note, 10% interest, due August 9, 2015, $100,000 and $0 outstanding, net of debt discount of $8,468 and $0, respectively	91,532	2,459	-	-	(26)
February 2015 $25,000 Convertible Note, 10% interest, due August 4, 2015, $25,000 and $0 outstanding, net of debt discount of $2,315 and $0, respectively	22,685	615	-	-	(27)
March 2015 $50,000 Convertible Note, 10% interest, due September 19, 2015, $50,000 and $0 outstanding, net of debt discount of $12,419 and $0, respectively	37,581	1,230	-	-	(28)
March 2015 $20,000 Convertible Note, 10% interest, due September 25, 2015, $20,000 and $0 outstanding, net of debt discount of $7,379 and $0, respectively	12,621	492	-	-	(29)

Total Convertible Notes Payable, Net	$935,806	$142,444	$600,079	$114,150

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

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                      CONVERTIBLE NOTES PAYABLE - continued

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the Convertible Debt instruments.  During 2012 total amortization was recorded in the amount of $431,154 resulting in a debt discount of $628,846 at December 31, 2012.  During 2012 interest expense of $84,243 was recorded for the Convertible Debt Instruments. During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $213,838 and principal of $708,500 was converted into shares of common stock resulting in a decrease to the debt discount of $404,627.  After conversions and amortization, principal totaled $180,000 and debt discount totaled $8,576 at December 31, 2013.  During the twelve months ending December 31, 2013 interest expense of $136,447 was recorded for the Convertible Debt Instruments. During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $8,576 and principal of $10,000 and accrued interest of 2,160 was converted into shares of common stock.  After conversions and amortization, principal totaled $170,000 and debt discount totaled $0 at December 31, 2014.  During the three month ending March 31, 2015 and the twelve months ending December 31, 2014 interest expense of $5,031 and $20,864 was recorded for the Convertible Debt Instruments. The $170,000 balance of the notes reached maturity during the year ended December 31, 2014 and are currently in default.

(2) The Company borrowed $97,700 October 2013, due April 2014, with interest at 8%. The holder of the note has the right, after the first ninety days of the note (January 29, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the twenty trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first one hundred eighty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $97,700 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen month life of the note.  During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $32,927 resulting in a debt discount of $64,773.  Also during the twelve months ending December 31, 2013, interest expense of $1,954 was recorded for the note. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $64,773. Also during the twelve months ending December 31, 2014, total principal of $95,000 was converted into shares of common stock resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $2,700, debt discount totaled $0, and accumulated interest totaled $6,713.12 at December 31, 2014. During the three months ended March 31, 2015 the Company accrued $53 additional interest on the note. The balance of the note reached maturity during the year ended December 31, 2014 and is currently in default.

(3) The Company borrowed $50,000 January 2014, due January 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $46,291. After amortization, principal totaled $50,000, debt discount totaled $3,709, and accumulated interest totaled $3,693 at December 31, 2014. During the three months ended March 31, 2015, total amortization was recorded in the amount of $50,000. After amortization, principal totaled $50,000, debt discount totaled $0. The Company accrued an additional $984 interest for the three months ended March 31, 2015. The balance of the note reached full maturity during the quarter ended March 31, 2015 and is currently in default.

(4) The Company borrowed $55,500 January 2014, due October 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (July 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $5,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $52,065. Also during the twelve months ending December 31, 2014, total principal of $44,510 was converted into shares of common stock, resulting in a decrease to the debt discount of $7,565. After conversions and amortization, principal totaled $10,990, debt discount totaled $0, and accumulated interest totaled $4,361 at December 31, 2014. The Company accrued an additional $270 interest for the three months ended March 31, 2015. The balance of the note reached maturity during the year ended December 31, 2014, and is currently in default.

(5) The Company borrowed $46,080 February 2014, due February 2015, with a one-time interest charge of 10%. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, Total amortization was recorded in the amount of $26,503. Also during the twelve months ending December 31, 2014, total principal of $46,080 and accrued interest of $2,250 was converted into shares of common stock, resulting in a decrease to the debt discount of $19,577. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $2,358 at March 31, 2015 and December 31, 2014. The balance of the note reached full maturity during the quarter ended March 31, 2015 and is currently in default.

(6) The Company borrowed $27,800 February 2014, due February 2015, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $2,800 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.   Additionally, the holder of the note added a market price adjustment of $53,192 on the note due to delay in issuance of conversion shares. The Company increased the amount of the note by $53,192 and recorded a debt discount of $53,192.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $22,056.  Also during the twelve months ending December 31, 2014, total principal of $29,833 and accrued interest of $2,780 was converted into shares of common stock, resulting in a decrease to the debt discount of $506. After conversions and amortization, principal totaled $51,159, debt discount totaled $49,626, and accumulated interest totaled $294 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $12,615 and an additional $1,258 of interest was accrued. The balance of the note reached full maturity during the quarter ended March 31, 2015 and is currently in default.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                      CONVERTIBLE NOTES PAYABLE - continued

(7) The Company borrowed $50,000 March 2014, due March 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (September 18, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $39,042. Also during the twelve months ending December 31, 2014, total principal of $13,039 and accrued interest of $727 was converted into shares of common stock, resulting in a decrease to the debt discount of $5,454. After conversions and amortization, principal totaled $36,961, debt discount totaled $5,504, and accumulated interest totaled $2,886 at December 31, 2014.  During the three months ending March 31, 2015, total amortization was recorded in the amount of $5,504 and an additional $909 of interest was accrued. The balance of the note reached full maturity during the quarter ended March 31, 2015 and is currently in default.

(8) The Company borrowed $165,000 March 2014, due April 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $15,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $165,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $120,417. Also during the twelve months ending December 31, 2014, total principal of $80,488 was converted into shares of common stock, resulting in a decrease to the debt discount of $37,592. After conversions and amortization, principal totaled $84,512, debt discount totaled $6,991, and accumulated interest totaled $14,328 at December 31, 2014. During the three months ending March 31, 2015, total principal of $23,211 was converted into shares of common stock, resulting in a decrease to the debt discount of $6,991. After conversions and amortization, principal totaled $61,301, debt discount totaled $0, and accumulated interest totaled $16,740 at March 31, 2015.

(9) The Company borrowed $32,000 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 1, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $32,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $21,216. Also during the twelve months ending December 31, 2014, total principal of $9,958 and accrued interest of $681 was converted into shares of common stock, resulting in a decrease to the debt discount of $3,074. After conversions and amortization, principal totaled $22,042, debt discount totaled $7,710, and accumulated interest totaled $835 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $7,710 and an additional $542 of interest was accrued.

(10) The Company borrowed $46,080 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 11, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $30,094. Also during the twelve months ending December 31, 2014, total principal of $40,661 was converted into shares of common stock, resulting in a decrease to the debt discount of $15,986. After conversions and amortization, principal totaled $5,419, debt discount totaled $0, and accumulated interest totaled $4,608 at December 31, 2014. During the three months ending March 31, 2015, an additional $133 of interest was accrued.

(11) The Company borrowed $42,500 May 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (November 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $42,500 related to the conversion feature of the note, along with a derivative liability at inception.  Additionally, the note holder assed a $14,890 penalty due to the inability of the Company to provide conversion shares timely. The Company increased the amount of the note by $14,890 and recorded a debt discount of $14,890.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $32,535. Also during the twelve months ending December 31, 2014, total principal of $36,175 was converted into shares of common stock resulting in a decrease to the debt discount of $9,739. After conversions and amortization, principal totaled $21,215, debt discount totaled $15,116, and accumulated interest totaled $1,051 at December 31, 2014.  During the three months ending March 31, 2015, total principal of $8,510 was converted into shares of common stock resulting in a decrease to the debt discount of $15,116. After conversions and amortization, principal totaled $12,705, debt discount totaled $0, and accumulated interest totaled $988 at March 31, 2015. The balance of the note reached full maturity during the quarter ended March 31, 2015 and is currently in default.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                      CONVERTIBLE NOTES PAYABLE - continued

(12) The Company borrowed $55,000 May 2014, due May 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 or 55% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $30,685. Also during the twelve months ending December 31, 2014, total principal of $8,910 was converted into shares of common stock, resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $46,090, debt discount totaled $24,315, and accumulated interest totaled $3,385 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $13,562 and an additional $1,360 of interest was accrued.

(13) The Company borrowed $37,500 June 2014, due March 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (December 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $27,211. After amortization, principal totaled $37,500, debt discount totaled $10,289, and accumulated interest totaled $1,652 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $10,289 and an additional $738 of interest was accrued. The balance of the note reached full maturity during the quarter ended March 31, 2015 and is currently in default.

(14) The Company borrowed $28,800 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 20, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $28,800 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $15,070. After amortization, principal totaled $28,800, debt discount totaled $13,730, and accumulated interest totaled $2,880 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $7,101 and an additional $708 of interest was accrued.

(15) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of the prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $20,602. After amortization, principal totaled $40,000, debt discount totaled $19,398, and accumulated interest totaled $2,060 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $9,863 and an additional $984 of interest was accrued.

(16) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note and accured interest during the first one hundred eighty days following the date of the note. During that time the amount of any repayment is 145% of the outstanding amounts owed. .  The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $20,814. Also during the twelve months ending December 31, 2014, total principal of $1,311 was converted into shares of common stock, resulting in a decrease to the debt discount of $632. After conversions and amortization, principal totaled $38,689, debt discount totaled $18,554, and accumulated interest totaled $1,993 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $9,755 and an additional $951 of interest was accrued.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                      CONVERTIBLE NOTES PAYABLE - continued

(17) The Company borrowed $56,092 July 2014, due July 2015, with interest at 16%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $51,092 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $28,276. After amortization, principal totaled $56,092, debt discount totaled $27,815, and accumulated interest totaled $4,512 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $13,953 and an additional $2,207 of interest was accrued.

(18) The Company borrowed $37,500 July 2014, due July 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 50% of the lowest of the lowest trading price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $16,483. Also during the twelve months ending December 31, 2014, total principal of $485 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $280. After conversions and amortization, principal totaled $37,015, debt discount totaled $20,737, and accumulated interest totaled $1,947 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $9,272 and an additional $1,092 of interest was accrued.

(19) The Company borrowed $37,500 July 2014, due April 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 5, 2015), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $23,913. After amortization, principal totaled $37,500, debt discount totaled $13,587, and accumulated interest totaled $1,447 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $12,228 and an additional $738 of interest was accrued.

(20) The Company borrowed $22,500 August 2014, due August 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (February 2, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $20,384 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $10,896. After amortization, principal totaled $22,500, debt discount totaled $9,488, and accumulated interest totaled $725 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $6,671 and an additional $443 of interest was accrued.

(21) The Company borrowed $36,750 August 2014, due August 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (February 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the twenty five trading day period ending one trading day including the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment is 145% of the outstanding amounts owed.  The Company recorded a debt discount of $36,750 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $13,995. After amortization, principal totaled $36,750, debt discount totaled $22,755, and accumulated interest totaled $1,873 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $9,062 and an additional $904 of interest was accrued.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                      CONVERTIBLE NOTES PAYABLE - continued

(22) The Company borrowed $33,500 August 2014, due February 2015, with interest at 4%. The Company may prepay the note for a net payment of $33,500 at any time prior to November 27, 2014. After November 27, 2014, the holder has the right to refuse any further payments and to convert this note when it matures, February 27, 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% (represents a 40% discount) of the average three lowest trade prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $6,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $32,807 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $22,520. After amortization, principal totaled $33,500, debt discount totaled $10,367, and accumulated interest totaled $0 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $10,367. The balance of the note reached full maturity during the quarter ended March 31, 2015 and is currently in default.

(23) The Company borrowed $37,500 September 2014, due September 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 55% (represents a 45% discount) of the lowest trade prices in the 15 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $10,685. Also during the twelve months ending December 31, 2014, total principal of $1,238 was converted into shares of common stock resulting in a decrease to the debt discount of $888. After conversions and amortization, principal totaled $36,262, debt discount totaled $25,927, and accumulated interest totaled $1,236 at December 31, 2014. During the three months ending March 31, 2015, total amortization was recorded in the amount of $9,247 and an additional $1,070 of interest was accrued.

(24) The Company borrowed $19,000 January 2015, due July 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (July 8, 2015) at a price per share of $0.001.  The Company issued the note holder 3,800,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $1,628 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ending March 31, 2015 total amortization in the amount of $733 and accrued interest in the amount of $467 was recorded towards this note.

(25) The Company borrowed $12,500 January 2015, due July 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (July 8, 2015) at a price per share of $0.001.  The Company issued the note holder 2,500,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $1,071 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ending March 31, 2015 total amortization in the amount of $482 and accrued interest in the amount of $307 was recorded towards this note.

(26) The Company borrowed $100,000 February 2015, due August 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (August 9, 2015) at a price per share of $0.001.  The Company issued the note holder 20,000,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $11,635 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ending March 31, 2015 total amortization in the amount of $3,167 and accrued interestion the amount of $2,459 was accrued towards this note.

(27) The Company borrowed $25,000 February 2015, due August 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (August 4, 2015) at a price per share of $0.001.  The Company issued the note holder 5,000,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $1,991 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ending March 31, 2015 total amortization in the amount of $597 and accrued interest in the amount of $615 was recorded towards this note.

(28) The Company borrowed $50,000 March 2015, due September 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (September 19, 2015) at a price per share of $0.001.  The Company issued the note holder 10,000,000, $0.0015, one year warrants as a loan origination fee. The Company recorded a debt discount of $13,213 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ending March 31, 2015 total amortization in the amount of $794 and accrued interest in the amount of $1,230 was recorded towards this note.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 8:                      CONVERTIBLE NOTES PAYABLE - continued

(29) The Company borrowed $20,000 March 2015, due September 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (September 25, 2015) at a price per share of $0.0022.  The Company issued the note holder 4,000,000, $0.0022, one year warrants as a loan origination fee. The Company recorded a debt discount of $7,586 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the three months ending March 31, 2015 total amortization in the amount of $207 and accrued interest in the amount of $492 was recorded towards this note.

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

The following schedule summarizes the changes in the Company’s stock options during the three months ended March 31, 2015:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2014	8,785,000	$0.09-0.15	3.42 years	$-	$0.14
Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(1,950,000)	$0.09	-		$0.09
Balance at March 31, 2015	6,835,000	$0.12-0.15	4.09 years	$-	$0.15

Exercisable at December 31, 2014	7,713,125	$0.09-0.15	3.42 years	$-	$0.14

Exercisable at March 31, 2015	6,835,000	$0.12-0.15	4.09 years	$-	$0.15

The following schedule summarizes the changes in the Company’s stock warrants during the three months ended March 31, 2015:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2014	2,310,770,115	$0.0001-0.25	2.86 years	$-	$0.01
Warrants granted	45,300,000	$0.001-0.0022	.87 years		$0.012
Warrants exercised	(130,275,550)	$0.003	-		$0.003
Warrants expired	(5,750,000)	$0.06-0.175	-		$0.06-0.175
Balance at March 31, 2015	2,220,044,565	$0.01-0.25	2.76 years	$19,972,343	$0.008

Exercisable at December 31, 2014	1,978,455,471	$0.0001-0.25	2.86 years	$-	$0.01

Exercisable at March 31, 2015	2,220,044,565	$0.001-0.25	2.76 years	$19,972,343	$0.008

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

NOTE 10:                    STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash and the Exercise of Warrants

In February 2015, the Company issued 66,000,000 shares of common stock for cashless warrants exercise.

In March 2015, the Company issued 25,000,000 shares of common stock for cashless warrants exercise.

Common Stock Issued for Convertible Debt

The Company authorized 1,539,221 shares (which were not actually issued due to the lack of availability of authorized shares, but will be issued once shares are available) of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in January 2015 to our major stockholder, who is also a Director. The Note matures in January of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $26,000 debt plus the $0.0004 fair market value of the 1,539,221 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 1,539,221 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,399 toward the debt and $601 to the shares and $0 to the beneficial conversion feature. The $601 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $125 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,524 as of March 31, 2015. Additionally, $542 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the three months ending March 31, 2015.

The Company authorized 1,000,000 shares (which were not actually issued due to the lack of availability of authorized shares, but will be issued once shares are available) of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in February 2015 to our major stockholder, who is also a Director. The Note matures in February of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $25,000 debt plus the $0.0007 fair market value of the 1,000,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 1,000,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $24,319 toward the debt and $681 to the shares and $0 to the beneficial conversion feature. The $681 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $85 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $24,404 as of March 31, 2015. Additionally, $313 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the three months ending March 31, 2015.

The Company authorized 1,040,000 shares (which were not actually issued due to the lack of availability of authorized shares, but will be issued once shares are available) of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in February 2015 to our major stockholder, who is also a Director. The Note matures in February of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.0008 per share. The value of the $26,000 debt plus the $0.0008 fair market value of the 1,040,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 1,400,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,194 toward the debt and $806 to the shares and $0 to the beneficial conversion feature. The $806 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $100 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,294 as of March 31, 2015. Additionally, $325 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the three months ending March 31, 2015.

Common Stock Issued for Debt Converted

During the three months ending March 31, 2015 the Company issued 92,051,568 shares of unrestricted stock in exchange for convertible debt raised in 2014 resulting in a reduction in debt of $31,721, a reduction in derivative liability of $80,052 with an offset of $3,035 to debt discount and a $3,574 gain on extinguishment of debt.

Advanced Medical Isotope Corporation
Notes to Condensed Financial Statements

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

During the three months ended March 31, 2014, the Company Decreased related party convertible notes by $2,088 and decreased convertible notes payable by $38,045 and increased additional paid in capital by $40,133 and increased common stock by $3,579 due to authorization of 3,579,220 shares and warrants issued in conjunction with convertible notes for the debt discount.

During the three months ended March 31, 2015, the Company issued 176,835,519 shares of stock to settle convertible notes payable with a principal note balance, accrued interest, interest expense, debt discount, and derivative liabilities valued at $2,147,388 and the Company recognized a $120,024 loss on settlement of debt.

During the three months ended March 31, 2015 the Company authorized 3,579,221 shares of common stock, but did not issue them due to a lack of sufficient authorized shares, which resulted in a decrease to additional paid in capital and an increase to a liability for lack of authorized shares for a total of $2,761,627.

During the three months ended March 31, 2015, the Company issued 92,051,568 shares of stock to settle convertible notes payable with a principal note balance, accrued interest, interest expense, debt discount, and derivative liabilities valued at $109,813 and the Company recognized a $2,083 gain on extinguishment of debt.

NOTE 12:                    SUBSEQUENT EVENTS

In April 2015 the Company received $26,500 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into common stock shares at $0.003 per share. In addition the Company issued the note holder 353,333 shares of its common stock as a loan origination fee. These shares for the loan origination fees have not been issued due to the lack of availability of authorized shares, but will be issued once shares are available.

In April 2015 the Company received a $50,000 loan, the terms of which are still being determined.

In April 2015 the Company received $10,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible at the option of the note holder into common stock shares at $0.001 per share. In addition the Company issued the note holder 400,000 shares of its common stock as a loan origination fee. These shares for the loan origination fees have not been issued due to the lack of availability of authorized shares, but will be issued once shares are available.

In April 2015 the Company received $25,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible at the option of the note holder into common stock share at $0.001 per share. In addition the Company issued the note holder 1,000,000 shares of its common stock as a loan origination fee. These shares for the loan origination fees have not been issued due to the lack of availability of authorized shares, but will be issued once shares are available.

In May 2015 the Company issued 83,500,000 shares of unrestricted stock in exchange for warrants related to convertible debt raised in 2013 and 2014.

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

2014 Significant Events - continued

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

Narrative Description of Business - continued

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

Products - continued

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

Products - continued

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

Competitors - continued

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

Patents, Trademarks, Licenses

License Agreement:

The Company has made the following investments in patent licenses and intellectual property during 2014:

Patent filing costs totaling $0 and $0, were capitalized during the three months ended March 31, 2015 and the twelve months ended December 31, 2014, respectively. During the three months ended March 31, 2015 and the twelve months ended December 31, 2014, the Company impaired $0 and $0, respectively, worth of patent and intellectual property. This left a total $35,482 and $35,482 of capitalized patents and intellectual property costs at March 31, 2015 and December 31, 2014, respectively. The patents are pending and are being developed, and as such, the patents and filing costs associated with them are not being amortized.  Management has determined the economic life of the patents to be 10 years, and amortization, over such 10-year period and on a straight-line basis, will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.  The Company evaluates the recoverability of intangible assets, including patents on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Patents, Trademarks, Licenses - continued

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operations

Comparison of the three Months Ended March 31, 2015 and 2014

The following table sets forth information from our statements of operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues	$12,054	$14,054

Operating expenses	(340,867)	(559,758)

Operating loss	(328,813)	(545,694)
Non-operating income (expense)
Gain (loss) on derivative liability	2,233,260	(111,796)
Net loss on settlement of debt	(3,574)	(32,630)
Interest expense	(326,140)	(393,283)
Net income (loss)	$1,574,733	$(1,083,402)

Revenue

Revenue was $12,054 for the three months ended March 31, 2015 and $14,054 for the three months ended March 31, 2014.  The decrease was a result of a decrease in Consulting revenues which consisted of $12,054 and $14,054 for the three months ended March 31, 2015 and 2014, respectively. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Revenue for the three months ended March 31, 2015 and 2014 consists of the following:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Consulting	$12,054	$14,054
TOTAL	$12,054	$14,054

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014 was $340,867 and $559,747, respectively.  The decrease in operating expenses from 2014 to 2015 can be attributed to the decrease in Professional Fees expenses ($185,177 for the three months ended March 31, 2014 versus $63,993 for the three months ended March 31, 2015); and the decrease in Stock Options Granted expense ($58,187 for the three months ended March 31, 2014 versus $28,500 for the three months ended March 31, 2015); and the decrease in General and Administrative Expenses ($122,971 for the three months ended March 31, 2014 versus $53,779 for the three months ended March 31, 2015).

Operating expenses for the nine months ended March 31, 2015 and 2014 consists of the following:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cost of materials	$390	$251
Depreciation and amortization expense	2,669	2,998
Professional fees	63,993	185,177
Stock options granted	28,500	58,187
Payroll expenses	191,536	189,563
General and administrative expenses	53,779	122,971
Sales and marketing expense	-	600
	$340,867	$559,747

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2015 varied from the three months ended March 31, 2014 primarily due to an increase of gain on derivative liability to $2,233,260 for the three months ended March 31, 2015 from a loss of $(111,796) for the three months ended March 31, 2014; and an decrease in interest expense from $(393,283) for the three months ended March 31, 2014 to $(326,140) for the three months ended March 31, 2015; and an decrease in net loss on settlement of debt from $(32,630) for the three months ended March 31, 2014 to $(3,574) for the three months ended March 31, 2015.

Non-Operating income (expense) for the three months ended March 31, 2015 and 2014 consists of the following:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Interest expense	$(326,140)	$(393,283)
Net loss on settlement of debt	(3,574)	(32,630)
Gain (loss) on derivative liability	2,233,260	(111,796)
	$1,903,546	$(537,709)

Net Loss

Our net gain (loss) for the three months ended March 31, 2015 and 2014 was $1,574,733 and $(1,083,402), respectively.

Liquidity and Capital Resources

At March 31, 2015, the Company had negative working capital of $21,220,530, as compared to $9,437,613 at March 31, 2014. During the three months ended March 31, 2015 the Company experienced negative cash flow from operations of $263,237 and it expended $0 for investing activities while adding $265,519 of cash flows from financing activities.  As of March 31, 2015, the Company had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $427,707 for the three month period ending March 31, 2014 to $263,237 for the three month period ending March 31, 2015.  Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and common stock and stock options issued for services and other expenses.  The Company had no cash used in investing activities for the three month periods ended March 31, 2015 and 2014.  Cash provided from financing activities decreased from $519,348 for the three month period ending March 31, 2014 to $265,519 for the three month period ending March 31, 2015. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt, partially offset with a decrease in payments on capital lease.

The Company has generated material operating losses since inception.  The Company has incurred a net loss of $52,672,498 from January 1, 2006 through March 31, 2015, including a net gain of $1,574,733 for the three months ended March 31, 2015, and a net loss of $1,083,402 for the three months ended March 31, 2014.  The Company expects to continue to experience net operating losses.  Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.  The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company.  If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

As of March 31, 2015 and December 31, 2014 there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding options, warrants and convertible debt into common stock. As a result the Company recorded a liability in the amount of $3,018,312 and $253,106, offset by $3,018,312 and $253,106 of equity for the period ended March 31, 2015 and December 31, 2014, respectively. There are ongoing discussions with some of the Company’s lenders regarding alternatives to rectify the situation. There can be no assurance that a reasonable outcome will be reached.

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

Critical Accounting Policies and Estimates

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  During the period ended March 31, 2015, we believe there have been no significant changes to the items disclosed as significant accounting policies in management's notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2014, filed on April 15, 2015.

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

Item 4.  Controls and Procedures. - continued

Changes in Internal Control Over Financial Reporting - continued

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

PART II

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Item 1A in our Form 10-K report for the year ended December 31, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.    Exhibits.

Exhibit
Number		Description
10.1		Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2012).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	*	Temporary Hardship Exemption
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: May 15, 2015	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)