Form 10-Q
period 2015-06-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2015-08-19
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number:  000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1021 N Kellogg Street, Kennewick, WA	92336
(Address of principal executive offices)	(Zip Code)

(509) 736-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

As of August 14, 2015, there was 1,996,934,122 shares of common stock, par value $0.001 per share, issued and outstanding.

ADVANCED MEDICAL ISOTOPE CORP. AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	2
	Condensed Statements of Operations for the Three Months and the Six Months ended June 30, 2015 (Unaudited) and the Three Months and the Six Months ended June 30, 2014 (Unaudited)	3
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period ended June 30, 2015 (Unaudited)	4
	Condensed Statements of Cash Flow for the Six Months ended June 30, 2015 (Unaudited) and the Six Months ended June 30, 2014 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits	31

SIGNATURES		32

-i-

 Forward-Looking Statements

 This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the Securities and Exchange Commission on March 5, 2015, which Annual Report is incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 1.   Financial Statements

ADVANCED MEDICAL ISOTOPE CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
Assets	(unaudited)

Current Assets:
Cash	$26,231	$203
Prepaid expenses	26,215	21,710
Inventory	8,475	8,475
Total current assets	60,921	30,388

Fixed assets, net of accumulated depreciation	6,094	8,753

Other assets:
License fees, net of amortization	-	1,339
Patents and intellectual property	35,482	35,482
Debt issuance costs	216	13,917
Deposits	644	644
Total other assets	36,342	51,382

Total assets	$103,357	$90,523

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,318,583	$1,461,028
Accrued interest payable	1,941,357	1,656,763
Payroll liabilities payable	393,475	309,160
Short term loans payable	195,500	-
Convertible notes payable, net	1,116,190	600,569
Derivative liability	2,154,949	11,502,380
Related party convertible notes payable, net	4,531,551	4,430,204
Current portion of capital lease obligations	-	39,481
Liability for lack of authorized shares	4,027,656	253,106
Total current liabilities	15,679,261	20,252,691

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized;
zero issued and outstanding	-	-
Common stock, $.001 par value; 2,000,000,000 shares authorized;
1,996,934,122 and 1,705,382,554 shares issued and outstanding, respectively	1,996,934	1,705,382
Paid in capital	28,530,553	32,379,681
Accumulated deficit	(46,103,391)	(54,247,231)
Total stockholders’ equity (deficit)	(15,575,904)	(20,162,168)

Total liabilities and stockholders’ equity (deficit)	$103,357	$90,523

The accompanying notes are an integral part of these condensed financial statements

ADVANCED MEDICAL ISOTOPE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$10,054	$12,054	$24,108

Operating expenses
Cost of materials	85	301	474	551
Sales and marketing expenses	-	700	-	1,300
Depreciation and amortization	1,329	2,998	3,998	5,996
Professional fees	107,307	152,807	171,300	337,985
Stock options granted	-	58,187	28,500	116,374
Payroll expenses	168,277	195,532	359,812	385,096
General and administrative expenses	54,063	131,615	107,843	254,586
Total operating expenses	331,061	542,140	671,927	1,101,888

Operating loss	(331,061)	(532,086)	(659,873)	(1,077,780)

Non-operating income (expense)
Interest expense	(326,210)	(422,215)	(652,350)	(815,497)
Net gain (loss) on settlement of debt	141,250	(42,418)	137,676	(75,049)
Gain (loss) on derivative liability	7,085,127	(239,270)	9,318,387	(351,066)
Non-operating income (expense), net	6,900,167	(703,903)	8,803,713	(1,241,612)
Gain (Loss) before Income Taxes	6,569,106	(1,235,989)	8,143,840	(2,319,392)
Income Tax Provision	-	-	-	-

Net Gain (Loss)	$6,569,106	$(1,235,989)	$8,143,840	$(2,319,392)

Gain (Loss) per common share	$0.0034	$(0.01)	$0.0043	$(0.02)

Weighted average common shares outstanding	1,706,158,778	137,850,412	1,950,180,595	131,468,516

The accompanying notes are an integral part of these condensed financial statements.

ADVANCED MEDICAL ISOTOPE CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFECIT)
(unaudited)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2014 (audited)	1,705,382,554	$1,705,382	$32,379,681	$(54,247,231)	$(20,162,168)

Common stock issued for:
Cash and the exercise of warrants	199,500,000	199,500	(199,500)	-	-
Loan fees on convertible debt	5,332,554	5,333	73,329	-	78,662
Debt converted	92,051,568	92,052	17,761	-	109,813
Classified to liability due to lack of authorized shares	(5,332,554)	(5,333)	(3,769,218)	-	(3,774,551)
Options and warrants issued for services	-	-	28,500	-	28,500
Net gain (loss)	-	-	-	8,143,840	8,143,840
Balances at June 30, 2015	1,996,934,122	$1,996,934	$28,530,553	(46,103,391)	$(15,575,904)

The accompanying notes are an integral part of these condensed financial statements.

ADVANCED MEDICAL ISOTOPE CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
	Six Months Ended
	June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net Gain (Loss)	$8,143,840	$(2,319,392)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	2,659	3,080
Amortization of licenses and intangible assets	1,339	2,916
Amortization of convertible debt discount	352,823	564,788
Amortization of debt issuance costs	18,701	25,027
Amortization of prepaid expenses paid with stock	-	65,784
Common stock issued for services	-	10,900
Stock options and warrants issued for services	28,500	116,374
(Gain) loss on derivative liability	(9,318,387)	351,066
(Gain) loss on settlement of debt	(137,676)	75,049
Changes in operating assets and liabilities:
Prepaid expenses	(4,505)	(25,012)
Accounts payable	(1,194)	79,441
Payroll liabilities	84,315	47,496
Accrued interest	284,594	241,853
Net cash used by operating activities	(544,991)	(760,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	-	-
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(39,481)	(131,500)
Debt issuance costs	(5,000)	(53,941)
Proceeds from short term debt	168,000	-
Proceeds from officer related party debt	27,500	-
Proceeds from convertible debt	420,000	1,425,226
Principal payments on convertible debt	-	(359,913)
Proceeds from exercise of warrants	-	6,000
Net cash provided by financing activities	571,019	885,872

Net increase (decrease) in cash	26,028	125,242
Cash, beginning of period	203	-

CASH, END OF PERIOD	$26,231	$125,242

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,920	$217,609
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2015.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2015 and December 31, 2014, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at June 30, 2015:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Liability for lack of authorized shares	$4,027,656	$-	$-	$4,027,656
Derivative Liability	$2,154,949	$-	$-	$2,154,949
Total Liabilities Measured at Fair Value	$6,182,605	$-	$-	$6,182,605

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

2. Going Concern and Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements and described below in this Note 2, the Company has suffered recurring losses and used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company has generated material operating losses since inception.  The Company has incurred a net loss of $46,103,391 through June 30, 2015, including a net gain of $8,143,840 for the six months ended June 30, 2015, and a net loss of $2,319,392 for the six months ended June 30, 2014.   Although the Company experienced a net gain during the six months ended June 30, 2015, the Company had an operating loss of $331,061 and $659,873 for the three and six months ended June 30, 2015, respectively, and expects to experience net operating losses in future periods.

Historically, the Company has relied upon sales of its securities, including promissory notes, to finance its operations and develop the Company’s products.  The Company will require additional financing within the next twelve months for working capital purposes, estimated to be approximately $1.5 million.  We also require up to approximately $1.5 million to retire outstanding debt and past due payables, including certain convertible promissory notes totaling approximately $1,300,000 million that are currently due and payable (“Outstanding Notes”).   Although no assurances can be given, management is currently negotiating with the holders of certain of the Outstanding Notes to restructure the principal and accrued interest currently due thereon.  In addition, as more particularly set forth in Note 8 below, certain of the principal amounts due under the Outstanding Notes may be reduced due to the offset of certain amounts resulting from the previous issuance of shares of common stock upon conversions of the Outstanding Notes, which issuances are voidable under the laws of the Company’s state of incorporation.

The Company also anticipates spending from approximately $5.0 million to $10.0 million over the next 12-24 months to fund (i) the initial deployment of the Company’s brachytherapy products should FDA clearance be obtained, (ii) a modest distribution capability for third party isotopes and equipment, and (iii) the potential acquisition of a controlling interest in a European company with which management is currently engaged in discussions.  The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel.  The principal variables in the timing and amount of spending for the brachytherapy products in 2015 will be FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies that may include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere.

As of June 30, 2015, the Company had $26,231 cash on hand, and had negative working capital of $15,759,590, as compared to $9,778,667 at June 30, 2014.  As a result, management currently anticipates a shortfall of approximately $5.0 to $10.0 million in capital necessary to satisfy the Company’s product development efforts and other capital requirements over the next 12-24 months, including the payment of amounts due under the terms of the Outstanding Notes.   Management is currently seeking additional debt and/or equity capital and, although no assurances can be given, management believes that it will be able to raise additional capital through the sale of securities to either current or new stockholders. No assurances can be given that additional capital will be available on terms acceptable to the Company, if at all.  We anticipate that if we are able to obtain the financing required to retire or restructure outstanding debt, pay past due payables and maintain our current operating activities that the terms thereof will be materially dilutive to existing shareholders.  If the Company is unable to obtain additional financing to meet its working capital requirements, it will have to substantially reduce its operations and product development efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.

3. Fixed Assets

Fixed assets consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Production equipment	$2,131,377	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,614,153
Less accumulated depreciation	(2,608,059)	(2,605,400)
	$6,094	$8,753

Accumulated depreciation related to fixed assets is as follows:

	June 30, 2015	December 31, 2014
Production equipment	$2,125,278	$2,123,462
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,774	31,931
	$2,608,059	$2,605,400

Depreciation expense for the above fixed assets for the six months ended June 30, 2015 and 2014, respectively, was $2,659 and $3,080.

4. Intangible Assets

Intangible assets consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
License Fee	$112,500	$112,500
Less accumulated amortization	(112,500)	(111,161)
	-	1,339
Patents and intellectual property	35,482	35,482
Intangible assets net of accumulated amortization	$35,482	$36,821

Amortization expense for the above intangible assets for the six months ended June 30, 2015 and 2014, respectively, was $1,339 and $2,916.

5. Related Party Transactions

Related Party Convertible Notes Payable

During the three months ended June 30, 2015 the Company issued convertible promissory notes in the aggregate principal amount of $27,500 to its Chief Executive Officer and Chief Financial Officer.

The Company issued various shares of common stock and convertible promissory notes during the six months ended June 30, 2015 to a director and major stockholder. The details of these transactions are outlined below in Note 10: Stockholders’ Equity - Common Stock Issued for Convertible Debt.

Rent Expenses

On July 17, 2007, the Company entered into a lease at 6208 West Okanogan Avenue, Kennewick, Washington, 99336, which facility was used as the Company’s production center.  The original term of the lease was five years, commencing on August 1, 2007; however, subsequent to July 31, 2012, the Company began renting this space on a month-to-month basis at $11,904 per month. The landlord of this space is a non-affiliated stockholder of the Company, who holds less than five percent of the total outstanding shares of our common stock.  The Company moved out of this facility as of December 31, 2014. There is an ongoing dispute with the landlord regarding the production facility rent due the landlord.

In January 2014, the Company entered into a new 12-month lease for its corporate offices with a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a director of the Company. There are no future minimum rental payments required under this rental agreement because it expired on December 31, 2014 and, subsequent to that date, the Company began renting this space on a month-to-month basis.

Rental expense for the six months ended June 30, 2015 and 2014 consisted of the following:

	Six months ended June 30, 2015	Six months ended June 30, 2014
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$-	$71,426
Corporate office	9,000	9,000
Total Rental Expense	$9,000	$80,426

6. Prepaid Expenses Paid with Stock

The Company issued stock for prepaid services for the year ended December 31, 2013 in the amount of $78,000, of which $26,000 expired in 2013 and was expensed and recorded as stock issued for services and $52,000 expired in 2014 was expensed and recorded as stock issued for services. The Company also issued stock for prepaid services for the year ended December 31, 2013 in the amount of $69,550 of which $5,796 expired in 2013 and was expensed and recorded as stock issued for services and $63,754 expired in 2014 and was expensed and recorded as stock issued for services. The Company also issued stock for prepaid services for the year ended December 31, 2013 in the amount of $3,600 of which $0 expired in 2013 and $3,600 expired in 2014 and was expensed and recorded as stock issued for services. Prepaid expenses completely expired through December 2014.

7. Short Term Loan Payable

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

The warrant is exercisable for three years from issuance to purchase up to the number of shares of common stock equal to the quotient obtained by dividing the original principal amount of the debenture ($350,000) by the warrant exercise price (subject to adjustment to maintain the original value proposition and to support the ability of Battelle to convert the full value of the indebtedness to shares of common stock) at a price per share equal to the warrant exercise price in cash.  The warrant exercise price is equal to the lesser of the market value (defined as the mean market closing price per share over the 10 trading days immediately prior to the notice date of exercise) and $0.046 per share.

Interest in the amount of $2,031 was paid on this note for the year ended December 31, 2014.

During the three months ending June 30, 2015 the Company borrowed short term debt totaling $168,000, the terms of which have not yet been determined. Interest at the rate of 10% per year and in the amount of $1,431 has been accrued for the six month period ending June 30, 2015 towards these loans.

During the three months ending June 30, 2015 the Company borrowed short term debt totaling $27,500 from two officers of the Company, the terms of which have not yet been determined. Interest at the rate of 10% per year and in the amount of $92 has been accrued for the six month period ending June 30, 2015 towards these loans.

8. Convertible Notes Payable

As of June 30, 2015 and December 31, 2014 the Company had the following convertible notes outstanding:

	June 30, 2015		December 31, 2014
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $170,000 and $170,000 outstanding, net of debt discount of $0 and $0, respectively	$170,000	$59,430	$170,000	$49,313	(1)
October 2013 $97,700 Convertible Note, 8% interest, due April 2014, with a 12% original issue discount, $2,700 and $2,700 outstanding, net of debt discount of $0 and $0, respectively	2,700	6,820	2,700	6,713	(2)
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $50,000 and $50,000 outstanding, net of debt discount of $0 and $3,709, respectively	50,000	5,671	46,291	3,693	(3)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $10,990 and $10,990 outstanding, net of debt discount of $0 and $0, respectively	10,990	4,904	10,990	4,361	(4)
February 2014 $46,080 Convertible Note, 10% interest, due February 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	2,358	-	2,358	(5)
February 2014 $27,800 Convertible Note, 10% one-time interest, due February 2015, with a 10% original issue discount, $51,159 and $51,559 outstanding, net of debt discount of $23,749 and $46,566, respectively	27,410	2,824	1,533	294	(6)
March 2014 $50,000 Convertible Note, 10% interest, due March 2015, $36,961 and $36,961 outstanding, net of debt discount of $0 and $5,504, respectively	36,961	4,714	31,457	2,886	(7)
March 2014 $165,000 Convertible Note, 10% interest, due April 2015, with a $16,450 original issue discount, $61,301 and $84,512 outstanding, net of debt discount of $0 and $15,236, respectively	61,301	19,178	77,521	14,328	(8)
April 2014 $32,000 Convertible Note, 10% interest, due April 2015, $22,042 and $22,042 outstanding, net of debt discount of $0 and $7,710, respectively	22,042	1,925	14,332	835	(9)
April 2014 $46,080 Convertible Note, 10% interest due April 2015, $5,419 and $5,4190 outstanding, net of debt discount of $0 and $0, respectively	5,419	4,876	5,419	4,608	(10)
May 2014 $42,500 Convertible Note, 8% interest, due February 2015, $12,705 and $21,215 outstanding, net of debt discount of $0 and $15,116, respectively	12,705	1,241	6,099	1,051	(11)
May 2014 $55,000 Convertible Note, 12% interest, due May 2015, with a $5,000 original issue discount, $46,090 and $46,090 outstanding, net of debt discount of $0 and $24,315, respectively	46,090	6,120	21,775	3,385	(12)

	June 30, 2015		December 31, 2014
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
June 2014 $37,500 Convertible Note, 8% interest, due March 2015, $37,500 and $37,500 outstanding, net of debt discount of $0 and $13,340, respectively	37,500	3,136	27,211	1,652	(13)
June 2014 $28,800 Convertible Note, 10% interest due June 2015, $28,800 and $28,800 outstanding, net of debt discount of $0 and $13,730, respectively	28,800	4,304	15,070	2,880	(14)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $40,000 outstanding, net of debt discount of $0 and $19,398, respectively	40,000	4,038	20,602	2,060	(15)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $38,689 and $38,689 outstanding, net of debt discount of $0 and $18,554, respectively	38,689	3,906	20,135	1,993	(16)
June 2014 $56,092 Convertible Note, 16% interest, due July 2015, with a $5,000 original issue discount, $56,092 and $56,092 outstanding, net of debt discount of $0 and $27,815, respectively	56,092	8,950	28,277	4,512	(17)
July 2014 $37,500 Convertible Note, 12% interest, due July 2015, $37,015 and $37,015 outstanding, net of debt discount of $2,090 and $20,737, respectively	34,925	4,144	16,278	1,947	(18)
July 2014 $37,500 Convertible Note, 8% interest, due April 2015, $37,500 and $37,500 outstanding, net of debt discount of $0 and $13,587, respectively	37,500	2,931	23,913	1,447	(19)
August 2014 $22,500 Convertible Note, 8% interest, due May 2015, $22,500 and $22,500 outstanding, net of debt discount of $0 and $9,488, respectively	22,500	1,615	13,012	725	(20)
August 2014 $36,750 Convertible Note, 10% interest, due April 2015, $36,750 and $36,750 outstanding, net of debt discount of $4,531 and $20,588, respectively	32,219	3,690	13,995	1,873	(21)
August 2014 $33,500 Convertible Note, 4% interest, due February 2015, with a $8,500 original issue discount, $33,500 and $33,500 outstanding, net of debt discount of $0 and $10,367, respectively	33,500	-	23,133	-	(22)
September 2014 $37,500 Convertible Note, 12% interest, due September 2015, with a $5,000 original issue discount, $36,263 and $36,263 outstanding, net of debt discount of $7,331 and $25,927, respectively	28,931	3,388	10,826	1,236	(23)
January 2015 $19,000 Convertible Note, 10% interest, due July 8, 2015, $19,000 and $0 outstanding, net of debt discount of $40 and $0, respectively	18,960	940	-	-	(24)
January 2015 $12,500 Convertible Note, 10% interest, due July 8, 2015, $12,500 and $0 outstanding, net of debt discount of $26 and $0, respectively	12,474	618	-	-	(25)
February 2015 $100,000 Convertible Note, 10% interest, due August 9, 2015, $100,000 and $0 outstanding, net of debt discount of $1,882 and $0, respectively	98,118	4,945	-	-	(26)
February 2015 $25,000 Convertible Note, 10% interest, due August 4, 2015, $25,000 and $0 outstanding, net of debt discount of $271 and $0, respectively	24,729	1,236	-	-	(27)
March 2015 $50,000 Convertible Note, 10% interest, due September 19, 2015, $50,000 and $0 outstanding, net of debt discount of $5,497 and $0, respectively	44,503	2,473	-	-	(28)
March 2015 $20,000 Convertible Note, 10% interest, due September 25, 2015, $20,000 and $0 outstanding, net of debt discount of $3,508 and $0, respectively	16,492	989	-	-	(29)
April 2015$10,000 Convertible Note, 10% interest, due October 16, 2015, $10,000 and $0 outstanding, net of debt discount of $5,934 and $0 respectively	4,066	202	-	-	(30)
April 2015 $25,000 Convertible Note, 10% interest, due October 16, 2015, $25,000 and $0 outstanding, net of debt discount of $14,835 and $0, respectively	10,165	505	-	-	(31)
April 2015 $55,000 Convertible Note, 10% interest, due October 16, 2015, $55,000 and $0 outstanding, net of debt discount of $4,591 and $0, respectively	50,409	1,067	-	-	(32)

Total Convertible Notes Payable, Net	$1,116,190	$173,138	$600,569	$114,150

(1) The Company had received $1,060,000 in cash as of December 31, 2012 in exchange for convertible debt instruments. These convertible debt instruments have an eighteen-month term, accrued interest at an annual rate of 12% and a conversion price of $0.10. In addition, the convertible debt instruments have an equal amount of $0.15, five-year common stock warrants.  During the year ending December 31, 2013, the Company entered into new notes with attached warrants with an exercise price of $0.06 per share, which triggered a reset provision of the exercise price of this note’s conversion price and the price of the warrants to $0.06.  The convertible debt instruments also include Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal. The Company recorded a debt discount of $1,060,000 related to the conversion feature of the notes and the attached warrants, along with a derivative liability at inception.

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

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen-month life of the convertible debt instruments.  During 2012 total amortization was recorded in the amount of $431,154 resulting in a debt discount of $628,846 at December 31, 2012.  During 2012 interest expense of $84,243 was recorded for the convertible debt Instruments. During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $213,838 and principal of $708,500 was converted into shares of common stock resulting in a decrease to the debt discount of $404,627.  After conversions and amortization, principal totaled $180,000 and debt discount totaled $8,576 at December 31, 2013.  During the twelve months ending December 31, 2013 interest expense of $136,447 was recorded for the convertible debt instruments. During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $8,576 and principal of $10,000 and accrued interest of $2,160 was converted into shares of common stock.  After conversions and amortization, principal totaled $170,000 and debt discount totaled $0 at December 31, 2014.  During the six-month ending June 30, 2015 and the twelve months ending December 31, 2014 interest expense of $10,117 and $20,864 was recorded for the convertible debt instruments. The $170,000 balance of the notes reached maturity during the year ended December 31, 2014 and are currently in default.

(2) The Company borrowed $97,700 October 2013, due April 2014, with interest at 8%. The holder of the note has the right, after the first ninety days of the note (January 29, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the common stock during the twenty trading day period ending one trading day prior to the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first one hundred eighty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $97,700 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen-month life of the note.  During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $32,927 resulting in a debt discount of $64,773.  Also during the twelve months ending December 31, 2013, interest expense of $1,954 was recorded for the note. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $64,773. Also during the twelve months ending December 31, 2014, total principal of $95,000 was converted into shares of common stock resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $2,700, debt discount totaled $0, and accumulated interest totaled $6,713 at December 31, 2014. During the six months ended June 30, 2015 the Company accrued $107 additional interest on the note. The balance of the note reached maturity during the year ended December 31, 2014 and is currently in default.

(3) The Company borrowed $50,000 January 2014, due January 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $46,291. After amortization, principal totaled $50,000, debt discount totaled $3,709, and accumulated interest totaled $3,693 at December 31, 2014. During the six months ended June 30, 2015, total amortization was recorded in the amount of $0. After amortization, principal totaled $50,000, debt discount totaled $0. The Company accrued an additional $1,978 interest for the six months ended June 30, 2015. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(4) The Company borrowed $55,500 January 2014, due October 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (July 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $5,500 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $52,065. Also during the twelve months ending December 31, 2014, total principal of $44,510 was converted into shares of common stock, resulting in a decrease to the debt discount of $7,565. After conversions and amortization, principal totaled $10,990, debt discount totaled $0, and accumulated interest totaled $4,361 at December 31, 2014. The Company accrued an additional $543 interest for the six months ended June 30, 2015. The balance of the note reached maturity during the year ended December 31, 2014, and is currently in default.

(5) The Company borrowed $46,080 February 2014, due February 2015, with a one-time interest charge of 10%. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, Total amortization was recorded in the amount of $26,503. Also during the twelve months ending December 31, 2014, total principal of $46,080 and accrued interest of $2,250 was converted into shares of common stock, resulting in a decrease to the debt discount of $19,577. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $2,358 at June 30, 2015 and December 31, 2014. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(6) The Company borrowed $27,800 February 2014, due February 2015, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $2,800 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.   Additionally, the holder of the note added a market price adjustment of $53,192 on the note due to delay in issuance of conversion shares. The Company increased the amount of the note by $53,192 and recorded a debt discount of $53,192.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine-month life of the note.  During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $22,056.  Also during the twelve months ending December 31, 2014, total principal of $29,833 and accrued interest of $2,780 was converted into shares of common stock, resulting in a decrease to the debt discount of $506. After conversions and amortization, principal totaled $51,159, debt discount totaled $49,626, and accumulated interest totaled $294 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $25,877 and an additional $2,530 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(7) The Company borrowed $50,000 March 2014, due March 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (September 18, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $39,042. Also during the twelve months ending December 31, 2014, total principal of $13,039 and accrued interest of $727 was converted into shares of common stock, resulting in a decrease to the debt discount of $5,454. After conversions and amortization, principal totaled $36,961, debt discount totaled $5,504, and accumulated interest totaled $2,886 at December 31, 2014.  During the six months ending June 30, 2015, total amortization was recorded in the amount of $5,504 and an additional $1,828 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(8) The Company borrowed $165,000 March 2014, due April 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $15,000 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $165,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $120,417. Also during the twelve months ending December 31, 2014, total principal of $80,488 was converted into shares of common stock, resulting in a decrease to the debt discount of $37,592. After conversions and amortization, principal totaled $84,512, debt discount totaled $6,991, and accumulated interest totaled $14,328 at December 31, 2014. During the six months ending June 30, 2015, total principal of $23,211 was converted into shares of common stock, resulting in a decrease to the debt discount of $6,991. After conversions and amortization, principal totaled $61,301, debt discount totaled $0, and accumulated interest totaled $19,178 at June 30, 2015.

(9) The Company borrowed $32,000 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 1, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $32,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $21,216. Also during the twelve months ending December 31, 2014, total principal of $9,958 and accrued interest of $681 was converted into shares of common stock, resulting in a decrease to the debt discount of $3,074. After conversions and amortization, principal totaled $22,042, debt discount totaled $7,710, and accumulated interest totaled $835 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $7,710 and an additional $1,090 of interest was accrued.

(10) The Company borrowed $46,080 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 11, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $30,094. Also during the twelve months ending December 31, 2014, total principal of $40,661 was converted into shares of common stock, resulting in a decrease to the debt discount of $15,986. After conversions and amortization, principal totaled $5,419, debt discount totaled $0, and accumulated interest totaled $4,608 at December 31, 2014. During the six months ending June 30, 2015, an additional $268 of interest was accrued.

(11) The Company borrowed $42,500 May 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (November 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the common stock during the ten trading day period ending one trading day prior to the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $42,500 related to the conversion feature of the note, along with a derivative liability at inception.  Additionally, the note holder assed a $14,890 penalty due to the inability of the Company to provide conversion shares timely. The Company increased the amount of the note by $14,890 and recorded a debt discount of $14,890.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $32,535. Also during the twelve months ending December 31, 2014, total principal of $36,175 was converted into shares of common stock resulting in a decrease to the debt discount of $9,739. After conversions and amortization, principal totaled $21,215, debt discount totaled $15,116, and accumulated interest totaled $1,051 at December 31, 2014.  During the six months ending June 30, 2015, total principal of $8,510 was converted into shares of common stock resulting in a decrease to the debt discount of $15,116. After conversions and amortization, principal totaled $12,705, debt discount totaled $0, and accumulated interest totaled $1,241 at June 30, 2015. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(12) The Company borrowed $55,000 May 2014, due May 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 or 55% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $5,000 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $30,685. Also during the twelve months ending December 31, 2014, total principal of $8,910 was converted into shares of common stock, resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $46,090, debt discount totaled $24,315, and accumulated interest totaled $3,385 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $24,313 and an additional $2,735 of interest was accrued.

(13) The Company borrowed $37,500 June 2014, due March 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (December 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the common stock during the ten trading day period ending one trading day prior to the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $27,211. After amortization, principal totaled $37,500, debt discount totaled $10,289, and accumulated interest totaled $1,652 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $10,289 and an additional $1,484 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(14) The Company borrowed $28,800 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 20, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $28,800 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $15,070. After amortization, principal totaled $28,800, debt discount totaled $13,730, and accumulated interest totaled $2,880 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $13,730 and an additional $1,424 of interest was accrued.

(15) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of the prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $20,602. After amortization, principal totaled $40,000, debt discount totaled $19,398, and accumulated interest totaled $2,060 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $19,398 and an additional $1,977 of interest was accrued.

(16) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any repayment is 145% of the outstanding amounts owed. .  The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $20,814. Also during the twelve months ending December 31, 2014, total principal of $1,311 was converted into shares of common stock, resulting in a decrease to the debt discount of $632. After conversions and amortization, principal totaled $38,689, debt discount totaled $18,554, and accumulated interest totaled $1,993 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $18,554 and an additional $1,913 of interest was accrued.

(17) The Company borrowed $56,092 July 2014, due July 2015, with interest at 16%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $5,000 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $51,092 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $28,276. After amortization, principal totaled $56,092, debt discount totaled $27,815, and accumulated interest totaled $4,512 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $27,816 and an additional $4,438 of interest was accrued.

(18) The Company borrowed $37,500 July 2014, due July 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 50% of the lowest of the lowest trading price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $16,483. Also during the twelve months ending December 31, 2014, total principal of $485 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $280. After conversions and amortization, principal totaled $37,015, debt discount totaled $20,737, and accumulated interest totaled $1,947 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $18,647 and an additional $2,196 of interest was accrued.

(19) The Company borrowed $37,500 July 2014, due April 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 5, 2015), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the common stock during the ten trading day period ending one trading day prior to the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $23,913. After amortization, principal totaled $37,500, debt discount totaled $13,587, and accumulated interest totaled $1,447 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $13,587 and an additional $1,484 of interest was accrued.

(20) The Company borrowed $22,500 August 2014, due August 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (February 2, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the common stock during the ten trading day period ending one trading day prior to the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $20,384 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $10,896. After amortization, principal totaled $22,500, debt discount totaled $9,488, and accumulated interest totaled $725 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $9,488 and an additional $890 of interest was accrued.

(21) The Company borrowed $36,750 August 2014, due August 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (February 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the common stock during the twenty five trading day period ending one trading day including the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment is 145% of the outstanding amounts owed.  The Company recorded a debt discount of $36,750 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $13,995. After amortization, principal totaled $36,750, debt discount totaled $22,755, and accumulated interest totaled $1,873 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $18,224 and an additional $1,817 of interest was accrued.

(22) The Company borrowed $33,500 August 2014, due February 2015, with interest at 4%. The Company may prepay the note for a net payment of $33,500 at any time prior to November 27, 2014. After November 27, 2014, the holder has the right to refuse any further payments and to convert this note when it matures, February 27, 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% (represents a 40% discount) of the average three lowest trade prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $6,500 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $32,807 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $22,520. After amortization, principal totaled $33,500, debt discount totaled $10,367, and accumulated interest totaled $0 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $10,367. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(23) The Company borrowed $37,500 September 2014, due September 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 55% (represents a 45% discount) of the lowest trade prices in the 15 trading days previous to the conversion.  The note has an original issue discount of $5,000 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $12,063. Also during the twelve months ending December 31, 2014, total principal of $1,238 was converted into shares of common stock resulting in a decrease to the debt discount of $888. After conversions and amortization, principal totaled $36,262, debt discount totaled $25,437, and accumulated interest totaled $1,236 at December 31, 2014. During the six months ending June 30, 2015, total amortization was recorded in the amount of $18,106 and an additional $2,153 of interest was accrued.

(24) The Company borrowed $19,000 January 2015, due July 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (July 8, 2015) at a price per share of $0.001.  The Company issued the note holder 3,800,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $1,628 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the six months ending June 30, 2015 total amortization in the amount of $1,588 and accrued interest in the amount of $940 was recorded towards this note.

(25) The Company borrowed $12,500 January 2015, due July 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (July 8, 2015) at a price per share of $0.001.  The Company issued the note holder 2,500,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $1,071 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the six months ending June 30, 2015 total amortization in the amount of $1,045 and accrued interest in the amount of $618 was recorded towards this note.

(26) The Company borrowed $100,000 February 2015, due August 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (August 9, 2015) at a price per share of $0.001.  The Company issued the note holder 20,000,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $11,635 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the six months ending June 30, 2015 total amortization in the amount of $9,753 and accrued interest on the amount of $4,945 was accrued towards this note.

(27) The Company borrowed $25,000 February 2015, due August 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (August 4, 2015) at a price per share of $0.001.  The Company issued the note holder 5,000,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $1,991 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the six months ending June 30, 2015 total amortization in the amount of $2,641 and accrued interest in the amount of $1,236 was recorded towards this note.

(28) The Company borrowed $50,000 March 2015, due September 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (September 19, 2015) at a price per share of $0.001.  The Company issued the note holder 10,000,000, $0.0015, one year warrants as a loan origination fee. The Company recorded a debt discount of $13,213 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the six months ending June 30, 2015 total amortization in the amount of $7,716 and accrued interest in the amount of $2,473 was recorded towards this note.

(29) The Company borrowed $20,000 March 2015, due September 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (September 25, 2015) at a price per share of $0.0022.  The Company issued the note holder 4,000,000, $0.0022, one year warrants as a loan origination fee. The Company recorded a debt discount of $7,586 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the six months ending June 30, 2015 total amortization in the amount of $4,078 and accrued interest in the amount of $989 was recorded towards this note.

(30) The Company borrowed $10,000 April 2015, due October 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at any time at a price per share of $0.001.  The Company issued the note holder 400,000 common stock shares as a loan origination fee. The Company recorded a debt discount of $10,000 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the six months ending June 30, 2015 total amortization in the amount of $4,066 and accrued interest in the amount of $202 was recorded towards this note.

(31) The Company borrowed $25,000 April 2015, due October 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at any time at a price per share of $0.001.  The Company issued the note holder 1,000,000 common stock shares as a loan origination fee. The Company recorded a debt discount of $25,000 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the six months ending June 30, 2015 total amortization in the amount of $10,165 and accrued interest in the amount of $505 was recorded towards this note.

(32) The Company borrowed $55,000 April 2015, due October 2015, with interest at 10%. The Company may prepay the note for a net payment of $55,000 at any time. The holder of the note has the right at the end of the note (October 20, 2015), to convert the note and accrued interest into common stock at a price per share equal to the lesser of (i) forty percent (40%) (represents a 60% discount) of the lowest closing bid price of the Common Stock during the thirty (30) Trading Days prior to a conversion date, or (ii) the number of shares equal to the Conversion Price described in (i) above multiplied by a numerator equal to the highest closing price during the thirty (30) Trading Days prior to a conversion date and a denominator equal to the lowest closing bid price during the thirty (30) Trading Days prior to a conversion date. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the six month life of the note.  During the six months ended June 30, 2015, total amortization was recorded in the amount of $21,339. The Company accrued an additional $1,067 interest for the six months ended June 30, 2015.

As of June 30, 2015, certain convertible promissory notes described in this Note 8 not otherwise converted into common stock of the Company, totaling approximately $715,000, were due and payable, and an additional $470,000 become due and payable during the remainder of 2015 (“Outstanding Notes”).   Although no assurances can be given, management is currently negotiating with the holders of certain of the Outstanding Notes to restructure the principal and accrued interest currently due and payable, or scheduled to become due and payable prior to December 31, 2015.  The principal amount due under certain of the Outstanding Notes may be reduced due to the offset of certain amounts resulting from the previous issuance of shares of common stock by the Company upon conversions of the Outstanding Notes, which were issued based on a conversion price below $0.001 per share.  The issuances are voidable under the laws of the State of Delaware, the Company’s state of incorporation.   The Company has issued a demand letter requiring the return to the Company of that number of shares of common stock issued upon conversion of Outstanding Notes equal to the value of the shares issued upon such conversion at a value below $0.001 per share (the “Excess Amount”).  In the event the holder of such shares fails to return the shares, the Company intends to unilaterally and without further action by the parties reduce the principal amount of the Outstanding Notes by the Excess Amount.

9. Common Stock Options and Warrants

The Company recognizes in its financial statements compensation related to all stock-based awards, including stock options and warrants, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock options during the six months ended June 30, 2015:

	Options Outstanding		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share
	Number Of Shares	Exercise Price Per Share

Balance at December 31, 2014	8,785,000	$0.09-0.15	3.42 years	$-	$0.14
Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(2,700,000)	$0.09	-		$0.09-0.15
Balance at June 30, 2015	6,085,000	$0.12-0.15	4.32 years	$-	$0.15

Exercisable at December 31, 2014	7,713,125	$0.09-0.15	3.42 years	$-	$0.14

Exercisable at June 30, 2015	6,085,000	$0.12-0.15	4.32 years	$-	$0.15

The following schedule summarizes the changes in the Company’s stock warrants during the six months ended June 30, 2015:

	Warrants Outstanding		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share
	Number Of Shares	Exercise Price Per Share
Balance at December 31, 2014	2,310,770,115	$0.0001-0.25	2.86 years	$-	$0.01
Warrants granted	65,300,000	$0.001-0.0022	.61 years		$0.0008
Warrants exercised	(285,604,091)	$0.003	-		$0.003
Warrants expired	(8,727,778)	$0.06-0.25			$0.11
Balance at June 30, 2015	2,081,738,246	$0.0001-0.25	2.35 years	$19,972,343	$0.0081

Exercisable at December 31, 2014	1,978,455,471	$0.0001-0.25	2.86 years	$-	$0.01

Exercisable at June 30, 2015	2,081,738,246	$0.0001-0.25	2.35 years	$19,972,343	$0.0081

10. Stockholders’ Equity

Common Stock Issued for Cash and the Exercise of Warrants

In February 2015, the Company issued 66,000,000 shares of common stock for cashless warrants exercise.

In March 2015, the Company issued 25,000,000 shares of common stock for cashless warrants exercise.

In May 2015, the Company issued 97,500,000 shares of common stock for cashless warrants exercise.

In June 2015, the Company issued 11,000,000 shares of common stock for cashless warrants exercise.

Common Stock Issued for Convertible Debt

The Company authorized, but has yet to issue due to a lack of authorized shares of common stock, 1,539,221 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in January 2015 to our major stockholder, who is also a member of the Company’s board of directors. This promissory note matures in January of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $26,000 debt plus the $0.0004 fair market value of the 1,539,221 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 1,539,221 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,399 toward the debt and $601 to the shares and $0 to the beneficial conversion feature. The $601 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve-month life of the debt. Interest expense of $275 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,674 as of June 30, 2015. Additionally, $1,192 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2015.

The Company authorized, but has yet to issue due to a lack of authorized shares of common stock, 1,000,000 shares of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in February 2015 to our major stockholder, who is also a director of the Company. The note matures in February of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $25,000 debt plus the $0.0007 fair market value of the 1,000,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 1,000,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $24,319 toward the debt and $681 to the shares and $0 to the beneficial conversion feature. The $681 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve-month life of the debt. Interest expense of $155 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $24,404 as of June 30, 2015. Additionally, $938 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2015.

The Company authorized, but has yet to issue due to a lack of authorized shares of common stock, 1,040,000 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in February 2015 to our major stockholder, who is also a director of the Company. The note matures in February of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $26,000 debt plus the $0.0008 fair market value of the 1,040,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 1,400,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,194 toward the debt and $806 to the shares and $0 to the beneficial conversion feature. The $806 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve-month life of the debt. Interest expense of $302 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,294 as of June 30, 2015. Additionally, $975 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2015.

The Company authorized, but has yet to issue due to a lack of authorized shares of common stock, 353,333 shares of its common stock and a convertible promissory note in the amount of $26,500 with interest payable at 10% per annum in April 2015 to our major stockholder, who is also a director of the Company. The note matures in April of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.003 per share. The value of the $26,500 debt plus the $0.003 fair market value of the 353,333 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,500 debt and the value of the 353,333 shares and the beneficial conversion feature. The computation resulted in an allocation of $24,462 toward the debt and $1,019 to the shares and $1,019 to the beneficial conversion feature. The $1,019 value of the shares and the $1,019 value of the beneficial conversion feature are then amortized to interest over the twelve-month life of the debt. Interest expense of $100 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $24,562 as of June 30, 2015. Additionally, $110 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2015.

The Company authorized, but has yet to issue due to a lack of authorized shares of common stock, 400,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in April 2015. The note matures in October of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $10,000 debt plus the $0.001 fair market value of the 400,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $10,000 debt and the value of the 400,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $9,225 toward the debt and $775 to the shares and $9,225 to the beneficial conversion feature. The $775 value of the shares and the $9,225 value of the beneficial conversion feature are then amortized to interest over the twelve-month life of the debt. Interest expense of $5,229 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $5,229 as of June 30, 2015. Additionally, $202 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2015.

The Company authorized, but has yet to issue due to a lack of authorized shares of common stock, 1,000,000 shares of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in April 2015. The note matures in October of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $25,000 debt plus the $0.001 fair market value of the 1,000,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 1,000,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $23,063 toward the debt and $1,937 to the shares and $23,063 to the beneficial conversion feature. The $1,937 value of the shares and the $23,063 value of the beneficial conversion feature are then amortized to interest over the twelve-month life of the debt. Interest expense of $505 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $13,078 as of June 30, 2015. Additionally, $505 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the six months ending June 30, 2015.

Common Stock Issued for Debt Converted

During the six months ending June 30, 2015 the Company issued 92,051,568 shares of restricted common stock in exchange for convertible debt raised in 2014 resulting in a reduction in debt of $31,721, a reduction in derivative liability of $80,052 with an offset of $3,035 to debt discount and a $3,574 gain on extinguishment of debt.

11. Supplemental Cash Flow Information

During the six months ended June 30, 2014 the Company issued 100,000 shares of common stock for an extinguishment of $7,500 worth of debt.

During the six months ended June 30, 2014 the Company issued 1,269,009 shares of common stock as a loan fee of $121,906.

During the six months ended June 30, 2014, the Company issued 41,596,673 shares of common stock to settle convertible notes payable with a principal note balance, accrued interest, interest expense, debt discount, and derivative liabilities valued at $1,154,465 and the Company recognized a $75,049 loss on extinguishment of debt.

During the six months ended June 30, 2014, the Company increased additional paid in capital and increased debt discount for $119,643 for a beneficial conversion feature on a convertible note.

During the six months ended June 30, 2014, the Company decreased convertible notes payable by $31,721 and increased additional paid in capital by $17,761 and increased common stock by $92,052 due to authorization of 92,051,568 shares and warrants issued in conjunction with convertible notes for the debt discount.

During the six months ended June 30, 2015 the Company authorized 5,332,554 shares of common stock and granted 65,300,000 warrants in conjunction with convertible debt, which reduced related party payables by $4,127, and increased convertible notes by $73,043 and increased additional paid in capital by $73,330. The shares were not issued due to a lack of sufficient authorized shares, which resulted in a decrease to additional paid in capital and an increase to a liability for lack of authorized shares for a total of $3,744,550.

During the six months ended June 30, 2015, the Company issued 92,051,568 shares of common stock to settle convertible notes payable with a principal note balance, accrued interest, interest expense, debt discount, and derivative liabilities valued at $109,813 and the Company recognized a $2,083 gain on extinguishment of debt.

12.  Contingencies

During the quarter ended June 30, 2015, the Company wrote off certain accounts payable totaling approximating $141,250, which amounts accrued between October 17, 2007 and June 1, 2011.  In the view of management, in consultation with counsel, such accounts payable represented either contested liabilities of the Company, represented amounts due to creditors that could not be located after reasonable efforts were made to contact them, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

 13. Subsequent Events

Additional Financing.  In July 2015 the Company received $75,000 in exchange for a convertible 10%, six month note. The note plus interest is convertible at the option of the note holder into common stock share at $0.001 per share. In addition the Company issued the note holder 3,000,000 shares of its common stock as a loan origination fee. These shares for the loan origination fees have not been issued due to the lack of availability of authorized shares, but will be issued once shares are available.

In July 2015 the Company received a $15,000 loan, the terms of which are still being determined.

In August 2015 the Company received $10,000 in exchange for a convertible 10%, one year note. The note plus interest is convertible at the option of the note holder into shares of common stock at $0.001 per share. In addition the Company issued the note holder 400,000 shares of its common stock as a loan origination fee. These shares for the loan origination fees have not been issued due to the lack of availability of authorized shares, but will be issued once shares are available.

Note Exchange. As previously disclosed, the Company has reached an agreement in principle with its largest lender in connection with the exchange of approximately $5.2 million of principal and accrued interest into a newly designated Series A Convertible Preferred Stock (“Series A Preferred”) at an effective conversion price of $0.015 per share (or 346,667 shares of Series A Preferred, convertible into 346,667,000 shares of common stock) and the exchange of the remaining $1.0 million of debt and accrued interest for a new note with a principal amount of $1.0 million bearing annual interest of 8% with a maturity date of December 31, 2017. The Company anticipates that this transaction will be completed in the quarter ended September 30, 2015.

Voidable Issuances of Common Stock.  As of June 30, 2015, certain promissory notes described in Note 7 not otherwise converted into common stock of the Company, totaling approximately $715,000, were due and payable, and an additional $470,000 become due and payable during the remainder of 2015 (“Outstanding Notes”).   Although no assurances can be given, management is currently negotiating with the holders of certain of the Outstanding Notes to restructure the principal and accrued interest currently due and payable, or scheduled to become due and payable prior to December 31, 2015.  The principal amount due under certain of the Outstanding Notes may be reduced due to the offset of certain amounts resulting from the previous issuance of shares of common stock by the Company upon conversions of the Outstanding Notes, which were issued based on a conversion price below $0.001 per share.  The issuances are voidable under the laws of the State of Delaware, the Company’s state of incorporation.   The Company has issued a demand letter requiring the return to the Company of that number of shares of common stock issued upon conversion of Outstanding Notes equal to the value of the shares issued upon such conversion at a value below $0.001 per share (the “Excess Amount”).  In the event the holder of such shares fails to return the shares, the Company intends to unilaterally and without further action by the parties reduce the principal amount of the Outstanding Notes by the Excess Amount.  No assurances can be given that the holders of the affected Outstanding Notes will not challenge the Company’s treatment of the Excess Amount.

Pending Litigation.  On July 30, 2015, a summons was filed in the Supreme Court of the State of New York, County of New York, against the Company by GEL Properties, LLC (“GEL”), seeking an award of declaratory relief as to GEL’s entitlement to 30,400,000 shares of the Company’s common stock, and approximately $110,000 in damages, each arising as a result of certain alleged defaults by the Company under the terms of convertible promissory notes issued by the Company.  The Company has not been served with the complaint, and if and when served, believes that defenses can be asserted that support the Company’s determination that no shares of common stock are due GEL, and offsetting substantially all amounts allegedly due GEL.

We have evaluated subsequent events through the date of this filing in accordance with the Subsequent Events Topic of the FASB ASC 855, and have determined that, other than the events described above, no additional subsequent events are reasonably likely to impact the financial statements.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements."  Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the Securities and Exchange Commission on March 5, 2015, which Annual Report is incorporated herein by reference.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date.  Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

General Statement of Business

Advanced Medical Isotope Corporation (the “Company,” “AMIC” or “we”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation. AMIC has authorized capital of 2,000,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share (ADMD: OTCQB).

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

From August 2008 through January 2013, the Company manufactured and sold F-18 FDG from its production facility in Kennewick, WA.

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

Based on the Company’s financial history since inception, its auditor has expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company has limited revenue, nominal cash, and has accumulated deficits since inception.  If the Company cannot obtain sufficient additional capital, the Company will be required to delay the implementation of its business strategy and not be able to continue operations.

Recent Developments

On June 30, 2015, the Company filed the Certificate of Designations, Preferences, and Rights of the Series A Convertible Preferred Stock (“Certificate of Designations”) with the Delaware Secretary of State, designating 2.5 million shares of the Company’s preferred stock, par value $0.001 per share, as Series A Convertible Preferred Stock (“Series A Preferred”). Each share of Series A Preferred has a liquidation preference of $5.00 per share (“Liquidation Preference”), and, subject to certain limitations set forth in the Certificate of Designations, is convertible either (i) at the option of the holder, into that number of shares of the Company’s common stock, par value $0.001 per share, equal to the Liquidation Preference, divided by $0.005 (the “Conversion Shares”), or (ii) in the event the Company completes an equity or equity-based public offering, registered with the Securities Exchange Commission, resulting in gross proceeds to the Company totaling at least $5.0 million, all issued and outstanding shares of Series A Preferred will automatically convert into Conversion Shares.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table sets forth information from our statements of operations for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Revenues	$-	$10,054

Operating expenses	331,061	542,140

Operating loss	(331,061)	(532,086)
Non-operating income (expense)
Interest expense	(326,210)	(422,215)
Net gain (loss) on settlement of debt	141,250	(42,418)
Gain (loss) on derivative liability	7,085,127	(239,270)
Net Gain (Loss)	$6,569,106	$(1,235,989)

Revenue

Revenue, consisting of consulting services, was $0 for the three months ended June 30, 2015 compared to $10,054 for the three months ended June 30, 2014.   Consulting revenue consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.  Consulting services are currently our only source of revenue and is expected to generate less than $50,000 per year.

Operating Expense

Operating expense for the three months ended June 30, 2015 and 2014 was $331,061 and $542,140, respectively, a $211,079 decrease.  The period over period operating expense decrease is attributable to a general decrease to each of our operating expenses, as further detailed below:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Cost of materials	$85	$301
Depreciation and amortization expense	1,329	2,998
Professional fees	107,307	152,807
Stock options granted	-	58,187
Payroll expense	168,277	195,532
General and administrative expense	54,063	131,615
Sales and marketing expense	-	700
	$331,061	$542,140

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended June 30, 2015 and 2014 was $6,900,167 and $(703,903), respectively. As shown below, this $7,604,070 increase is due primarily to a gain on derivative liability of $7,085,127 for the three months ended June 30, 2015 and a gain on settlement of debt of $141,250, offset by interest expense of $326,210 for the three months ended June 30, 2015. The $7,085,127 gain on derivative liability is due to a reduction in the Company’s stock price from March 31, 2015 ($0.0035) to June 30, 2015 ($0.0009). The Company’s stock price is used in the Black Scholes calculations to compute the derivative liability at the end of the quarter.

Non-Operating income (expense) for the three months ended June 30, 2015 and 2014 consists of the following:

	Three months ended June 30, 2015	Three months ended June 30, 2014
Interest expense	$(326,210)	$(422,215)
Net gain (loss) on settlement of debt	141,250	(42,418)
Gain (Loss) on derivative liability	7,085,127	(239,270)
	$6,900,167	$(703,903)

Net Gain (Loss)

Our net income (loss) for the three months ended June 30, 2015 and 2014 was $6,569,106 and ($1,235,989), respectively, due primarily to the gain on derivative liability of $7,085,127 incurred during the three months ended June 30, 2015, offset by a loss of consulting revenue.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table sets forth information from our statements of operations for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues	$12,054	$24,108

Operating expenses	671,927	1,101,888

Operating loss	(659,873)	(1,077,780)
Non-operating income (expense)
Interest expense	(652,350)	(815,497)
Net gain (loss) on settlement of debt	137,676	(75,049)
Gain (loss) on derivative liability	9,318,387	(351,066)
Net Gain (Loss)	$8,143,840	$(2,319,392)

Revenue

Revenue was $12,054 for the six months ended June 30, 2015, compared to $24,108 for the six months ended June 30, 2014, a period over period decrease of $12,054.  The decrease was a result of a loss of consulting revenue, currently our only source of revenue, during the first half of the fiscal year. Consulting revenue consists of providing clients with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. Consulting services are currently our only source of revenue and is expected to generate less than $50,000 per year.

Operating Expense

Operating expense for the six months ended June 30, 2015 and 2014 was $671,927 and $1,101,888, respectively, a $429,961 decrease.  The period over period operating expense decrease is attributable to a general decrease to each of our operating expenses, as further detailed below:

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cost of materials	$474	$551
Depreciation and amortization expense	3,998	5,996
Professional fees	171,300	337,985
Stock options granted	28,500	116,374
Payroll expenses	359,812	385,096
General and administrative expenses	107,843	254,586
Sales and marketing expense	-	1,300
	$671,927	$1,101,888

Non-Operating Income (Expense)

The Company had non-operating income of $8,803,713 during the six months ended June 30, 2015, as compared to non-operating expense of $1,241,612 during the six months ended June 30, 2014. As shown below, this increase is primarily due to a gain on derivative liability of $9,318,387 for the six months ended June 30, 2015, as compared to a loss of $351,066 during the same period in 2014. The $7,085,127 gain on derivative liability is due to a reduction in the Company’s stock price from March 31, 2015 ($0.0035) to June 30, 2015 ($0.0009). The Company’s stock price is used in the Black Scholes calculations to compute the derivative liability at the end of the quarter.

Non-Operating income (expense) for the six months ended June 30, 2015 and 2014 consists of the following:

	Six months ended June 30, 2015	Six months ended June 30, 2014
Interest expense	$(652,350)	$(815,497)
Net gain (loss) on settlement of debt	137,676	(75,049)
Gain (loss) on derivative liability	9,318,387	(351,066)
	$8,803,713	$(1,241,612)

Net Gain (Loss)

Our net gain (loss) for the six months ended June 30, 2015 and 2014 was $8,143,840 and $2,319,392, respectively, due primarily to the gain on derivative liability of $9,318,387 incurred during the six months ended June 30, 2015, offset by a loss of consulting revenue during the first half of fiscal 2015.

Liquidity, Capital Resources and Management’s Plan

At June 30, 2015, the Company had negative working capital of $15,618,340, as compared to $9,778,667 at June 30, 2014. During the six months ended June 30, 2015 the Company experienced negative cash flow from operations of $544,991 and it expended $0 for investing activities while adding $571,019 of cash flows from financing activities.  As of June 30, 2015, the Company had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $760,630 for the six month period ending June 30, 2014 compared to $544,991 for the six month period ending June 30, 2015.  Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, as well as common stock issued for services and other expenses.  The Company had no cash used in investing activities for the six month periods ended June 30, 2015 and 2014.  Cash provided from financing activities decreased from $885,872 for the six month period ending June 30, 2014 to $571,019 for the six month period ending June 30, 2015. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt, partially offset with a decrease in payments on capital lease.

The Company has generated material operating losses since inception.  The Company has incurred an aggregate net loss of $46,103,391 from January 1, 2006 through June 30, 2015, and, although the Company experienced a net gain during the six months ended June 30, 2015, the Company had an operating loss of $331,061 and $659,873 for the three and six months ended June 30, 2015, respectively, and expects to experience net operating losses in future periods.  Historically, the Company has relied upon sales of its securities, including promissory notes, to finance its operations and develop the Company’s products.  The Company will require additional financing within the next twelve months for working capital purposes, estimated to be approximately $1.5 million.  During the next twelve months, subject to acceptable market conditions, the Company may seek to raise additional funds of between $5 to $15 million to (1) satisfy payables of approximately $1.5 million, and (2) complete studies to secure FDA clearance and if approved to implement a commercialization strategy.  The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel.  The principal variables in the timing and amount of spending for the brachytherapy products in 2015 will be FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies that may include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere.

As of June 30, 2015, the Company had $26,231 cash on hand, resulting in an anticipated shortfall of approximately $5.0 to $12.0 million in capital necessary to satisfy the Company’s product development efforts and other capital requirements over the next 12-24 months.   Management is currently seeking additional debt and/or equity capital and, although no assurances can be given, believes that it will be able to raise additional capital through the sale of securities to either current or new stockholders. No assurances can be given that additional capital will be available on terms acceptable to the Company, if at all.  If the Company is unable to obtain additional financing to meet its working capital requirements, it will have to substantially reduce its operations and product development efforts.

As of June 30, 2015 and December 31, 2014 there was an insufficient number of authorized shares of the Company’s common stock available for issuance upon exercise or conversion of outstanding options, warrants and convertible debts. As a result, the Company recorded a liability in the amount of $3,774,550 and $253,106, offset by $3,774,550 and $253,106 of equity for the period ended June 30, 2015 and December 31, 2014, respectively.  There are ongoing discussions with some of the Company’s lenders regarding alternatives to address the deficiency, and the Company currently anticipates seeking shareholder approval to increase the number of authorized shares of common stock necessary to provide for conversions and exercises of derivative securities, and to provide to future issuances, although no assurances can be given.

Critical Accounting Policies and Estimates

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  During the period ended June 30, 2015, we believe there have been no significant changes to the items disclosed as significant accounting policies in management's notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2014, filed on April 15, 2015.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to us because we are a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

On July 30, 2015, a summons was filed in the Supreme Court of the State of New York, County of New York, against the Company by GEL Properties, LLC (“GEL”), seeking an award of declaratory relief as to GEL’s entitlement to 30,400,000 shares of the Company’s common stock, and approximately $110,000 in damages, each arising as a result of certain alleged defaults by the Company under the terms of convertible promissory notes issued by the Company.  The Company has not been served with the complaint, and if and when served, believes that defenses can be asserted that support the Company’s determination that no shares of common stock are due GEL, and offsetting substantially all amounts allegedly due GEL.

On May 5, 2015, a summons was filed in the U.S. District Court for the District of Utah, Central Division, against the Company by Typenex Co-Investment, LLC (“Typenex”), seeking approximately $867,810.00 in damages for certain alleged defaults by the Company for failure to pay amounts due under the terms of convertible promissory notes issued by the Company.  The Company has not been served with the complaint, and if and when served, believes that defenses can be asserted offsetting substantially all amounts allegedly due Typenex.

On February 26, 2015, a judgment was entered by the Superior Court of Washington, County of Benton, against the Company by Spokane Merchants Association (“SMA”) in the amount of $50,085.43 for failure to pay amounts due.  A payment was made to SMA in the amount of $5,000 on March 27, and $16,698.07 on June 22, 2015.  SMA alleges that $31,243.99 is due as of July 27, 2015; however, such amount does not reflect an earlier payment of $25,000.00, the payment of which reduces the amount owed to less than $7,000.00.

We are currently not involved in any litigation except noted above that we believe could have a material adverse effect on our financial condition or results of operations. Certain holders of convertible promissory notes, which notes are currently due and payable, have threatened litigation against the Company for non-payment; however, management believes that certain defenses exist that would offset amounts due under the terms of such promissory notes.  Although no assurances can be given that such threatened litigation will not result in the filing of a complaint(s), management is currently negotiating with such holders to settle any disputes arising in connection with such promissory notes.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Item 1A in our Form 10-K report for the year ended December 31, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.    Exhibits

Exhibit
Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: August 19, 2015	By:	/s/ James C. Katzaroff
James C. Katzaroff
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2015	By:	/s/ L. Bruce Jolliff
L. Bruce Jolliff
Chief Financial Officer
(Principal Financial and Accounting Officer)