Form 10-Q
period 2015-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2015-11-24
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number:  000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1021 N Kellogg Street, Kennewick, WA	92336
(Address of principal executive offices)	(Zip Code)

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

As of November 19, 2015, there was 1,996,934,122 shares of common stock, par value $0.001 per share, issued and outstanding.

ADVANCED MEDICAL ISOTOPE CORP. AND SUBSIDIARIES
FORM 10-Q
INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	1
	Condensed Statements of Operations for the Three Months and the Nine Months ended September 30, 2015 (Unaudited) and the Three Months and the Nine Months ended September 30, 2014 (Unaudited)	2
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period ended September 30, 2015 (Unaudited)	3
	Condensed Statements of Cash Flow for the Nine Months ended September 30, 2015 (Unaudited) and the Nine Months ended September 30, 2014 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6.	Exhibits	33

SIGNATURES		34

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

-ii-

ITEM 1.   Financial Statements

ADVANCED MEDICAL ISOTOPE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
Assets	(unaudited)

Current Assets:
Cash	$7,396	$203
Prepaid expenses	26,278	21,710
Inventory	8,475	8,475
Total current assets	42,149	30,388

Fixed assets, net of accumulated depreciation	5,158	8,753

Other assets:
License fees, net of amortization	-	1,339
Patents and intellectual property	35,482	35,482
Debt issuance costs	-	13,917
Deposits	644	644
Total other assets	36,126	51,382

Total assets	$83,433	$90,523

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,367,515	$1,461,028
Accrued interest payable	191,292	1,656,763
Payroll liabilities payable	505,431	309,160
Short term loans payable	-	-
Convertible notes payable, net	2,360,459	600,569
Derivative liability	2,717,152	11,502,380
Related party notes payable, net	1,055,535	4,430,204
Current portion of capital lease obligations	-	39,481
Liability for lack of authorized shares	659,281	253,106
Total current liabilities	8,856,665	20,252,691

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized 955,929 issued and outstanding	956	-
Common stock, $.001 par value; 2,000,000,000 shares authorized 1,996,934,122 and 1,705,382,554 shares issued and outstanding, respectively	1,996,934	1,705,382
Paid in capital	37,863,011	32,379,681
Accumulated deficit	(48,634,133)	(54,247,231)
Total stockholders’ equity (deficit)	(8,773,232)	(20,162,168)

Total liabilities and stockholders’ equity (deficit)	$83,433	$90,523

The accompanying notes are an integral part of these condensed financial statements.

ADVANCED MEDICAL ISOTOPE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$12,054	$-	$24,108	$24,108

Operating expenses
Cost of materials	-	265	475	817
Sales and marketing expenses	-	-	-	1,300
Depreciation and amortization	936	2,998	4,934	8,994
Professional fees	73,864	128,597	245,164	466,581
Stock options granted	-	58,187	28,500	174,561
Payroll expenses	178,654	190,994	538,466	576,089
General and administrative expenses	52,411	112,281	160,254	366,868
Total operating expenses	305,865	493,322	977,793	1,595,210

Operating loss	(293,811)	(493,322)	(953,685)	(1,571,102)

Non-operating income (expense)
Interest expense	(1,819,017)	(365,566)	(2,471,367)	(1,181,063)
Net gain (loss) on settlement of debt	144,290	(44,975)	281,966	(120,024)
Gain (loss) on derivative liability	(562,203)	(37,076)	8,756,184	(313,990)
Non-operating income (expense), net	(2,236,930)	(373,465)	6,566,783	(1,615,077)
Gain (Loss) before Income Taxes	(2,530,741)	(866,787)	5,613,098	(3,186,179)
Income Tax Provision		-		-

Net Gain (Loss)	$(2,530,741)	$(866,787)	$5,613,098	$(3,186,179)

Gain (Loss) per common share	$(0.00)	$(0.00)	$.00	$(0.02)

Weighted average common shares outstanding	1,999,861,882	228,882,530	1,832,765,404	164,250,895

The accompanying notes are an integral part of these condensed financial statements.

ADVANCED MEDICAL ISOTOPE CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFECIT)
(unaudited)

	Common Stock		Series A Preferred		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2014 (audited)	1,705,382,554	$1,705,382	-	$-	$32,379,681	$(54,247,231)	$(20,162,168)

Common stock issued for:
Cash and the exercise of warrants	199,500,000	199,500	-	-	(199,500)	-	-
Loan fees on convertible debt	30,252,554	30,253	-	-	79,507	-	109,760
Debt converted	92,051,568	92,052	-	-	171,761	-	109,813
Debt extinguished through issuance of preferred stock	-	-	955,929	956	5,932,985	-	5,933,941
Classified to liability due to lack of authorized shares	(30,252,554)	(30,253)	-	-	(375,923)	-	(406,176)
Options and warrants issued for services	-	-	-	-	28,500	-	28,500
Net gain (loss)	-	-	-	-	-	5,613,098	5,613,098
Balances at September 30, 2015	1,996,934,122	$1,996,934	955,929	$956	$37,863,011	$(48,634,133)	$(8,773,232)

The accompanying notes are an integral part of these condensed financial statements.

ADVANCED MEDICAL ISOTOPE CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
	Nine Months Ended
	September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net Gain (Loss)	$5,613,098	$(3,186,179)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation of fixed assets	3,595	4,620
Amortization of licenses and intangible assets	1,339	4,374
Amortization of convertible debt discount	563,458	1,098,129
Amortization of debt issuance costs	18,917	46,900
Amortization of prepaid expenses paid with stock	-	96,172
Common stock issued for services	-	16,300
Common stock issued for interest	20,328	-
Stock options and warrants issued for services	28,500	174,561
(Gain) Loss on derivative liability	(8,756,184)	313,990
(Gain) Loss on settlement of debt	(281,966)	120,024
Penalties on notes payable	1,488,410	-
Changes in operating assets and liabilities:
Prepaid expenses	(4,568)	(24,607)
Accounts payable	48,108	141,095
Payroll liabilities	196,271	57,748
Accrued interest	383,868	346,017
Net cash used by operating activities	(676,826)	(790,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire patents and intellectual property	-	-
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(39,481)	(199,724)
Debt issuance costs	(5,000)	(79,191)
Proceeds from short term debt	168,000	(349,913)
Proceeds from officer related party debt	43,000	-
Proceeds from convertible debt	612,500	1,424,209
Principal payments on convertible debt	(95,000)	(10,000)
Proceeds from exercise of warrants	-	6,000
Net cash provided by financing activities	684,019	791,381

Net increase (decrease) in cash	7,193	525
Cash, beginning of period	203	-

CASH, END OF PERIOD	$7,396	$525

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,920	$213,415
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2015.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015 and December 31, 2014, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

 The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at September 30, 2015:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Liability for lack of authorized shares	659,281	-	-	659,281
Derivative Liability	2,717,152	-	-	2,717,152
Total Liabilities Measured at Fair Value	$3,376,433	$-	$-	$3,376,433

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

The Company has generated material operating losses since inception.  The Company has incurred a net loss of $48,634,133 from January 1, 2006 through September 30, 2015, including a net gain of $5,613,098 for the nine months ended September 30, 2015, and a net loss of $3,186,179 for the nine months ended September 30, 2014.   Although the Company experienced a net gain during the nine months ended September 30, 2015, due principally to a gain on derivative liability, the Company had an operating loss of $293,811 and $953,685 for the three and nine months ended September 30, 2015, respectively, and expects to experience net operating losses in future periods.

Historically, the Company has relied upon sales of its securities, including promissory notes, to finance its operations and develop the Company’s products.  The Company will require additional financing within the next twelve months for working capital purposes, estimated to be approximately $1.5 million.  We may also require up to approximately $1.5 million to retire outstanding debt and past due payables, including certain convertible promissory notes totaling approximately $700,000 that are currently due and payable (“Outstanding Notes”), in the event these amounts are not converted or otherwise exchanged for equity securities.   Although no assurances can be given, management is currently negotiating with the holders of certain of the Outstanding Notes to restructure the principal and accrued interest currently due thereon.  In addition, as more particularly set forth in Note 8 below, certain of the principal amount due under the Outstanding Notes may be reduced do to the offset of certain amounts resulting from the previous issuance of shares of common stock upon conversions of the Outstanding Notes, which issuances are voidable under the laws of the Company’s state of incorporation.

During the next 12-24 months the Company anticipates that approximately $5.0 to $10.0 million of capital will be required to complete brachytherapy product development and begin initial commercialization. The principal variables in the timing and amount of spending for the brachytherapy products during the next 12-24 months will be FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies that may include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. In addition to selling equity or debt securities to fund product development, the Company may pursue potential licensing or strategic partnership arrangements for certain rights to its products or technologies.

As of September 30, 2015, the Company had $7,396 cash on hand, and had negative working capital of $8,814,516, as compared to negative working capital of $9,543,943 at September 30, 2014. Management is currently seeking additional debt and/or equity capital and, although no assurances can be given, management believes that it will be able to raise additional capital through the sale of securities to either current or new stockholders for general working capital purposes. No assurances can be given that additional capital will be available on terms acceptable to the Company, if at all. We anticipate that if we are able to obtain the financing required to retire or restructure outstanding debt, pay past due payables and maintain our current operating activities that the terms thereof will be materially dilutive to existing shareholders. If the Company is unable to obtain additional financing to meet its working capital requirements, it will have to substantially reduce its operations and product development efforts, and may not be able to continue as a going concern.

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

3. Fixed Assets

Fixed assets consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Production equipment	$2,131,377	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,614,153	2,614,153
Less accumulated depreciation	(2,608,995)	(2,605,400)
	$5,158	$8,753

Accumulated depreciation related to fixed assets is as follows:

	September 30, 2015	December 31, 2014
Production equipment	$2,126,214	$2,123,462
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,774	31,931
	$2,608,995	$2,605,400

Depreciation expense for the above fixed assets for the nine months ended September 30, 2015 and 2014, respectively, was $3,595 and $4,620.

4. Intangible Assets

Intangible assets consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
License Fee	$112,500	$112,500
Less accumulated amortization	(112,500)	(111,161)
	-	1,339
Patents and intellectual property	35,482	35,482
Intangible assets net of accumulated amortization	$35,482	$36,821

Amortization expense for the above intangible assets for the nine months ended September 30, 2015 and 2014, respectively, was $1,339 and $4,374.

5. Related Party Transactions

Related Party Convertible Notes Payable

During the three months ended September 30, 2015 the Company issued convertible promissory notes in the aggregate principal amount of $15,500 to its Chief Executive Officer and Chief Financial Officer.

The Company issued various shares of common stock and convertible promissory notes during the nine months ended September 30, 2015 to a director and major stockholder. The details of these transactions are outlined below in Note 10: Stockholders’ Equity - Common Stock Issued for Convertible Debt.

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

Rental expense for the nine months ended September 30, 2015 and 2014 consisted of the following:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Office and warehouse lease effective August 1, 2007
Monthly rental payments	$-	$107,139
Corporate office	13,500	13,500
Total Rental Expense	$13,500	$120,639

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

During the three months ending September 30, 2015 the Company borrowed short term debt totaling $182,500, of which $172,500 was converted into Series A Preferred Stock as of September 30, 2015. The remaining $10,000 is a six month, 10% note that is expected to be repaid. Interest on the $182,500 was computed at the rate of 10% per year and was not included in the amount being converted to Series A Preferred Stock but is to be repaid in cash. Interest on the $182,500 in the amount of $2,481 has been accrued for the nine month period ending September 30, 2015 towards these loans.

During the three months ending September 30, 2015 the Company borrowed short term debt totaling $15,500 from two officers of the Company, and these loans were converted into Series A Preferred Stock as of September 30, 2015. Interest on the $15,500 was computed at the rate of 10% per year and was not included in the amount being converted to Series A Preferred Stock but is to be repaid in cash. Interest on the $15,500 in the amount of $111 has been accrued for the nine month period ending September 30, 2015 towards these loans.

8. Convertible Notes Payable

As of September 30, 2015 and December 31, 2014 the Company had the following convertible notes outstanding:

	September 30, 2015		December 31, 2014
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $170,000 and $170,000 outstanding, net of debt discount of $0 and $0, respectively	$170,000	$64,558	$170,000	$49,313	(1)
October 2013 $97,700 Convertible Note, 8% interest, due April 2014, with a 12% original issue discount, $2,700 and $2,700 outstanding, net of debt discount of $0 and $0, respectively	2,700	6,874	2,700	6,713	(2)
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $50,000 and $50,000 outstanding, net of debt discount of $0 and $3,709, respectively	50,000	6,677	46,291	3,693	(3)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $10,990 and $10,990 outstanding, net of debt discount of $0 and $0, respectively	10,990	5,181	10,990	4,361	(4)
February 2014 $46,080 Convertible Note, 10% interest, due February 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	2,358	-	2,358	(5)
February 2014 $27,800 Convertible Note, 10% one-time interest, due February 2015, with a 10% original issue discount, $51,159 and $51,559 outstanding, net of debt discount of $0 and $46,566, respectively, settled remaining balance on September 30, 2015 for 5,000 shares of preferred and $20,000 cash payment due upon obtaining new financing	20,000	-	1,533	294	(6)
March 2014 $50,000 Convertible Note, 10% interest, due March 2015, $36,961 and $36,961 outstanding, net of debt discount of $0 and $5,504, respectively	36,961	5,643	31,457	2,886	(7)
March 2014 $165,000 Convertible Note, 10% interest, due April 2015, with a $16,450 original issue discount, $61,301 and $84,512 outstanding, net of debt discount of $0 and $15,236, respectively	61,301	21,644	77,521	14,328	(8)
April 2014 $32,000 Convertible Note, 10% interest, due April 2015, $22,042 and $22,042 outstanding, net of debt discount of $0 and $7,710, respectively	22,042	2,479	14,332	835	(9)
April 2014 $46,080 Convertible Note, 10% interest due April 2015, $5,419 and $5,4190 outstanding, net of debt discount of $0 and $0, respectively	5,419	4,608	5,419	4,608	(10)
May 2014 $42,500 Convertible Note, 8% interest, due February 2015, $12,705 and $21,215 outstanding, net of debt discount of $0 and $15,116, respectively	-	-	6,099	1,051	(11)
May 2014 $55,000 Convertible Note, 12% interest, due May 2015, with a $5,000 original issue discount, $46,090 and $46,090 outstanding, net of debt discount of $0 and $24,315, respectively, settled May 1, 2015 for $100,000, $75,000 paid in cash and the remaining $25,000 as a 10% convertible debenture due May 31, 2016	25,000	1,082	21,775	3,385	(12)

	September 30, 2015		December 31, 2014
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
June 2014 $37,500 Convertible Note, 8% interest, due March 2015, $37,500 and $37,500 outstanding, net of debt discount of $0 and $13,340, respectively	-	-	27,211	1,652	(13)
June 2014 $28,800 Convertible Note, 10% interest due June 2015, $28,800 and $28,800 outstanding, net of debt discount of $0 and $13,730, respectively	28,800	2,880	15,070	2,880	(14)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $40,000 outstanding, net of debt discount of $0 and $19,398, respectively	40,000	5,043	20,602	2,060	(15)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $38,689 and $38,689 outstanding, net of debt discount of $0 and $18,554, respectively	38,689	4,879	20,135	1,993	(16)
June 2014 $56,092 Convertible Note, 16% interest, due July 2015, with a $5,000 original issue discount, $56,092 and $56,092 outstanding, net of debt discount of $0 and $27,815, respectively	56,092	11,206	28,277	4,512	(17)
July 2014 $37,500 Convertible Note, 12% interest, due July 2015, $37,015 and $37,015 outstanding, net of debt discount of $0 and $20,737, respectively	37,015	5,261	16,278	1,947	(18)
July 2014 $37,500 Convertible Note, 8% interest, due April 2015, $37,500 and $37,500 outstanding, net of debt discount of $0 and $13,587, respectively	-	-	23,913	1,447	(19)
August 2014 $22,500 Convertible Note, 8% interest, due May 2015, $22,500 and $22,500 outstanding, net of debt discount of $0 and $9,488, respectively, on August 27, 2015 the Company settled all of its outstanding debt with this lender for the sum of $80,000 to be paid $20,000 at each of September 1, 2015, October 1, 2015, November 1, 2015, and December 1, 2015	60,000	-	13,012	725	(20)
August 2014 $36,750 Convertible Note, 10% interest, due April 2015, $36,750 and $36,750 outstanding, net of debt discount of $0 and $20,588, respectively	36,750	4,614	13,995	1,873	(21)
August 2014 $33,500 Convertible Note, 4% interest, due February 2015, with a $8,500 original issue discount, $33,500 and $33,500 outstanding, net of debt discount of $0 and $10,367, respectively	33,500	-	23,133	-	(22)
September 2014 $37,500 Convertible Note, 12% interest, due September 2015, with a $5,000 original issue discount, $36,263 and $36,263 outstanding, net of debt discount of $0 and $25,401, respectively	36,263	4,482	10,862	1,236	(23)
January 2015 $19,000 Convertible Note, 10% interest, due July 8, 2015, $19,000 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	1,370	-	-	(24)
January 2015 $12,500 Convertible Note, 10% interest, due July 8, 2015, $12,500 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	902	-	-	(25)
February 2015 $100,000 Convertible Note, 10% interest, due August 9, 2015, $100,000 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	6,339	-	-	(26)
February 2015 $25,000 Convertible Note, 10% interest, due August 4, 2015, $25,000 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	1,619	-	-	(27)

	September 30, 2015		December 31, 2014
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
March 2015 $50,000 Convertible Note, 10% interest, due September 19, 2015, $50,000 and $0 outstanding, net of debt discount of $0 and $0, respectively	50,000	2,650	-	-	(28)
March 2015 $20,000 Convertible Note, 10% interest, due September 25, 2015, $20,000 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	1,027	-	-	(29)
April 2015$10,000 Convertible Note, 10% interest, due October 16, 2015, $10,000 and $0 outstanding, net of debt discount of $0 and $0 respectively	-	454	-	-	(30)
April 2015 $25,000 Convertible Note, 10% interest, due October 16, 2015, $25,000 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	1,134	-	-	(31)
April 2015 $55,000 Convertible Note, 10% interest, due October 16, 2015, $55,000 and $0 outstanding, net of debt discount of $6,011 and $0, respectively	48,989	2,227	-	-	(32)
July 2015 $15,000 Convertible Note, 10% interest, due January 7, 2016, $15,000 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	348	-	-	(33)
July 2015 $75,000 Convertible Note, 10% interest, due January 13, 2016, $75,000 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	1,598	-	-	(34)
September 2015 $7,500 Convertible Note, 10% interest, due March 1, 2016, $7,500 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	61	-	-	(35)
September 2015 $10,000 Convertible Note, 10% interest, due March 2, 2016, $10,000 and $0 outstanding, net of debt discount of $8,462 and $0, respectively	1,538	77	-	-	(36)
September 2015 $25,000 Convertible Note, 10% interest, due February 1, 2016, $25,000 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	178	-	-	(37)
September 2015 $25,000 Convertible Note, 10% interest, due March 4, 2016, $25,000 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	178	-	-	(38)
September 2015 $25,000 Convertible Note, 10% interest, due March 24, 2016, $25,000 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	41	-	-	(39)

Total Convertible Notes Payable, Net	$872,049	$179,672	$600,569	$114,150

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

Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen-month life of the convertible debt instruments.  During 2012 total amortization was recorded in the amount of $431,154 resulting in a debt discount of $628,846 at December 31, 2012.  During 2012 interest expense of $84,243 was recorded for the convertible debt Instruments. During the twelve months ending December 31, 2013, total amortization was recorded in the amount of $213,838 and principal of $708,500 was converted into shares of common stock resulting in a decrease to the debt discount of $404,627.  After conversions and amortization, principal totaled $180,000 and debt discount totaled $8,576 at December 31, 2013.  During the twelve months ending December 31, 2013 interest expense of $136,447 was recorded for the convertible debt instruments. During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $8,576 and principal of $10,000 and accrued interest of $2,160 was converted into shares of common stock.  After conversions and amortization, principal totaled $170,000 and debt discount totaled $0 at December 31, 2014.  During the nine-month ending September 30, 2015 and the twelve months ending December 31, 2014 interest expense of $15,244 and $20,864 was recorded for the convertible debt instruments. The $170,000 balance of the notes reached maturity during the year ended December 31, 2014 and are currently in default.

(2)
The Company borrowed $97,700 October 2013, due April 2014, with interest at 8%. The holder of the note has the right, after the first ninety days of the note (January 29, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the common stock during the twenty trading day period ending one trading day prior to the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first one hundred eighty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $97,700 related to the conversion feature of the note, along with a derivative liability at inception.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the eighteen-month life of the note.  During the twelve months ending December 31, 2013 total amortization was recorded in the amount of $32,927 resulting in a debt discount of $64,773.  Also during the twelve months ending December 31, 2013, interest expense of $1,954 was recorded for the note. During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $64,773. Also during the twelve months ending December 31, 2014, total principal of $95,000 was converted into shares of common stock resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $2,700, debt discount totaled $0, and accumulated interest totaled $6,713 at December 31, 2014. During the nine months ended September 30, 2015 the Company accrued $161 additional interest on the note. The balance of the note reached maturity during the year ended December 31, 2014 and is currently in default.

(3)
The Company borrowed $50,000 January 2014, due January 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $46,291. After amortization, principal totaled $50,000, debt discount totaled $3,709, and accumulated interest totaled $3,693 at December 31, 2014. During the nine months ended September 30, 2015, total amortization was recorded in the amount of $0. After amortization, principal totaled $50,000, debt discount totaled $0. The Company accrued an additional $2,984 interest for the nine months ended September 30, 2015. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(4)
The Company borrowed $55,500 January 2014, due October 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (July 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $5,500 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $52,065. Also during the twelve months ending December 31, 2014, total principal of $44,510 was converted into shares of common stock, resulting in a decrease to the debt discount of $7,565. After conversions and amortization, principal totaled $10,990, debt discount totaled $0, and accumulated interest totaled $4,361 at December 31, 2014. The Company accrued an additional $820 interest for the nine months ended September 30, 2015. The balance of the note reached maturity during the year ended December 31, 2014, and is currently in default.

(5)
The Company borrowed $46,080 February 2014, due February 2015, with a one-time interest charge of 10%. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, Total amortization was recorded in the amount of $26,503. Also during the twelve months ending December 31, 2014, total principal of $46,080 and accrued interest of $2,250 was converted into shares of common stock, resulting in a decrease to the debt discount of $19,577. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $2,358 at September 30, 2015 and December 31, 2014. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(6)
The Company borrowed $27,800 February 2014, due February 2015, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $2,800 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.   Additionally, the holder of the note added a market price adjustment of $53,192 on the note due to delay in issuance of conversion shares. The Company increased the amount of the note by $53,192 and recorded a debt discount of $53,192.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine-month life of the note.  During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $22,056.  Also during the twelve months ending December 31, 2014, total principal of $29,833 and accrued interest of $2,780 was converted into shares of common stock, resulting in a decrease to the debt discount of $506. After conversions and amortization, principal totaled $51,159, debt discount totaled $49,626, and accumulated interest totaled $294 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $25,877 and an additional $0 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and was settled September 30, 2015 for 5,000 shares of Series A Preferred Stock having a stated value of $5.00 per share and $20,000 cash payment due upon the consummation of a debt or equity financing resulting in gross proceeds to the Company of at least $500,000.

(7)
The Company borrowed $50,000 March 2014, due March 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (September 18, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $39,042. Also during the twelve months ending December 31, 2014, total principal of $13,039 and accrued interest of $727 was converted into shares of common stock, resulting in a decrease to the debt discount of $5,454. After conversions and amortization, principal totaled $36,961, debt discount totaled $5,504, and accumulated interest totaled $2,886 at December 31, 2014.  During the nine months ending September 30, 2015, total amortization was recorded in the amount of $5,504 and an additional $2,757 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(8)
The Company borrowed $165,000 March 2014, due April 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $15,000 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $165,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $120,417. Also during the twelve months ending December 31, 2014, total principal of $80,488 was converted into shares of common stock, resulting in a decrease to the debt discount of $37,592. After conversions and amortization, principal totaled $84,512, debt discount totaled $6,991, and accumulated interest totaled $14,328 at December 31, 2014. During the nine months ending September 30, 2015, total principal of $23,211 was converted into shares of common stock, resulting in a decrease to the debt discount of $6,991. After conversions and amortization, principal totaled $61,301, debt discount totaled $0, and accumulated interest totaled $21,644 at September 30, 2015.

(9)
The Company borrowed $32,000 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 1, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $32,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $21,216. Also during the twelve months ending December 31, 2014, total principal of $9,958 and accrued interest of $681 was converted into shares of common stock, resulting in a decrease to the debt discount of $3,074. After conversions and amortization, principal totaled $22,042, debt discount totaled $7,710, and accumulated interest totaled $835 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $7,710 and an additional $1,644 of interest was accrued.

(10)
The Company borrowed $46,080 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 11, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $30,094. Also during the twelve months ending December 31, 2014, total principal of $40,661 was converted into shares of common stock, resulting in a decrease to the debt discount of $15,986. After conversions and amortization, principal totaled $5,419, debt discount totaled $0, and accumulated interest totaled $4,608 at December 31, 2014. During the nine months ending September 30, 2015, an additional $0 of interest was accrued.

(11)
The Company borrowed $42,500 May 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (November 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the common stock during the ten trading day period ending one trading day prior to the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $42,500 related to the conversion feature of the note, along with a derivative liability at inception.  Additionally, the note holder assed a $14,890 penalty due to the inability of the Company to provide conversion shares timely. The Company increased the amount of the note by $14,890 and recorded a debt discount of $14,890.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $32,535. Also during the twelve months ending December 31, 2014, total principal of $36,175 was converted into shares of common stock resulting in a decrease to the debt discount of $9,739. After conversions and amortization, principal totaled $21,215, debt discount totaled $15,116, and accumulated interest totaled $1,051 at December 31, 2014.  During the nine months ending September 30, 2015, total principal of $8,510 was converted into shares of common stock resulting in a decrease to the debt discount of $15,116. This note, along with notes numbered 13, 19, and 20, was settled August 27, 2015 for $80,000 to be paid at $20,000 each September 1, 2015, October 1, 2015, November 1, 2015 and December 1, 2015. This settlement for these notes resulted in a reduction of notes payable of $110,205 and accrued interest payable of $10,319 offset by a new $80,000 note payable and a gain on debt restructuring of $40,523. All payments on the $80,000 remaining note are current as of November 20, 2015.

(12)
The Company borrowed $55,000 May 2014, due May 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 or 55% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $5,000 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $30,685. Also during the twelve months ending December 31, 2014, total principal of $8,910 was converted into shares of common stock, resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $46,090, debt discount totaled $24,315, and accumulated interest totaled $3,385 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $24,315 and an additional $2,131 of interest was accrued. This note was settled May 1, 2015 for $100,000, $75,000 paid in cash and the remaining $25,000 as a 10% convertible debenture due May 31, 2016. The $25,000 convertible debenture is convertible at 55% of the lowest close for the last 270 days prior to the conversion notice or $0.03, but not less than $0.001. This settlement resulted in a reduction to notes payable of $46,090 and accrued interest payable of $5,516, an increase to note payable of $100,000 and a resulting $48,394 loss on settlement of debt.

(13)
The Company borrowed $37,500 June 2014, due March 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (December 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the common stock during the ten trading day period ending one trading day prior to the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $27,211. After amortization, principal totaled $37,500, debt discount totaled $10,289, and accumulated interest totaled $1,652 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $10,289 and an additional $1,959 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015. This note, along with notes numbered 11, 19, and 20, was settled August 27, 2015 for $80,000 to be paid at $20,000 each September 1, 2015, October 1, 2015, November 1, 2015 and December 1, 2015. This settlement for these notes resulted in a reduction of notes payable of $110,205 and accrued interest payable of $10,319 offset by a new $80,000 note payable and a gain on debt restructuring of $40,524. All payments on the $80,000 remaining note are current as of November 20, 2015.

(14)
The Company borrowed $28,800 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 20, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $28,800 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $15,070. After amortization, principal totaled $28,800, debt discount totaled $13,730, and accumulated interest totaled $2,880 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $13,730 and an additional $0 of interest was accrued.

(15)
The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of the prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $20,602. After amortization, principal totaled $40,000, debt discount totaled $19,398, and accumulated interest totaled $2,060 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $19,398 and an additional $2,983 of interest was accrued.

(16)
The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any repayment is 145% of the outstanding amounts owed. .  The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $20,814. Also during the twelve months ending December 31, 2014, total principal of $1,311 was converted into shares of common stock, resulting in a decrease to the debt discount of $632. After conversions and amortization, principal totaled $38,689, debt discount totaled $18,554, and accumulated interest totaled $1,993 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $18,554 and an additional $2,886 of interest was accrued.

(17)
The Company borrowed $56,092 July 2014, due July 2015, with interest at 16%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $5,000 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $51,092 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $28,276. After amortization, principal totaled $56,092, debt discount totaled $27,815, and accumulated interest totaled $4,512 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $27,816 and an additional $6,694 of interest was accrued.

(18)
The Company borrowed $37,500 July 2014, due July 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 50% of the lowest of the lowest trading price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $16,483. Also during the twelve months ending December 31, 2014, total principal of $485 was converted into shares of common stock (see Note 13: Stockholders’ Equity), resulting in a decrease to the debt discount of $280. After conversions and amortization, principal totaled $37,015, debt discount totaled $20,737, and accumulated interest totaled $1,947 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $20,737 and an additional $3,314 of interest was accrued.

(19)
The Company borrowed $37,500 July 2014, due April 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 5, 2015), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the common stock during the ten trading day period ending one trading day prior to the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $23,913. After amortization, principal totaled $37,500, debt discount totaled $13,587, and accumulated interest totaled $1,447 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $13,587 and an additional $1,959 of interest was accrued. This note, along with notes numbered 11, 13, and 20, was settled August 27, 2015 for $80,000 to be paid at $20,000 each September 1, 2015, October 1, 2015, November 1, 2015 and December 1, 2015. This settlement for these notes resulted in a reduction of notes payable of $110,205 and accrued interest payable of $10,319 offset by a new $80,000 note payable and a gain on debt restructuring of $40,524. All payments on the $80,000 remaining note are current as of November 20, 2015.

(20)
The Company borrowed $22,500 August 2014, due August 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (February 2, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the common stock during the ten trading day period ending one trading day prior to the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $20,384 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $10,896. After amortization, principal totaled $22,500, debt discount totaled $9,488, and accumulated interest totaled $725 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $9,488 and an additional $890 of interest was accrued. This note, along with notes numbered 11, 13, and 19, was settled August 27, 2015 for $80,000 to be paid at $20,000 each September 1, 2015, October 1, 2015, November 1, 2015 and December 1, 2015. This settlement for these notes resulted in a reduction of notes payable of $110,205 and accrued interest payable of $10,319 offset by a new $80,000 note payable and a gain on debt restructuring of $40,524. All payments on the $80,000 remaining note are current as of November 23, 2015.

(21)
The Company borrowed $36,750 August 2014, due August 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (February 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the common stock during the twenty five trading day period ending one trading day including the date of conversion notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment is 145% of the outstanding amounts owed.  The Company recorded a debt discount of $36,750 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $13,995. After amortization, principal totaled $36,750, debt discount totaled $22,755, and accumulated interest totaled $1,873 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $22,755 and an additional $2,741 of interest was accrued. The balance of the note reached full maturity during the quarter ended September 30, 2015 and is currently in default.

(22)
The Company borrowed $33,500 August 2014, due February 2015, with interest at 4%. The Company may prepay the note for a net payment of $33,500 at any time prior to November 27, 2014. After November 27, 2014, the holder has the right to refuse any further payments and to convert this note when it matures, February 27, 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% (represents a 40% discount) of the average three lowest trade prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $6,500 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $32,807 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $22,520. After amortization, principal totaled $33,500, debt discount totaled $10,367, and accumulated interest totaled $0 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $10,367. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(23)
The Company borrowed $37,500 September 2014, due September 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 55% (represents a 45% discount) of the lowest trade prices in the 15 trading days previous to the conversion.  The note has an original issue discount of $5,000 that has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $11,211. Also during the twelve months ending December 31, 2014, total principal of $1,238 was converted into shares of common stock resulting in a decrease to the debt discount of $888. After conversions and amortization, principal totaled $36,262, debt discount totaled $25,437, and accumulated interest totaled $1,236 at December 31, 2014. During the nine months ending September 30, 2015, total amortization was recorded in the amount of $25,401 and an additional $3,246 of interest was accrued. The balance of the note reached full maturity during the quarter ended September 30, 2015 and is currently in default.

(24)
The Company borrowed $19,000 January 2015, due July 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (July 8, 2015) at a price per share of $0.001.  The Company issued the note holder 3,800,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $1,628 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the nine months ending September 30, 2015 total amortization in the amount of $1,628 and accrued interest in the amount of $1,370 was recorded towards this note. As of September 30, 2015 this note was extinguished for 19,000 Series A Convertible Preferred Shares.

(25)
The Company borrowed $12,500 January 2015, due July 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (July 8, 2015) at a price per share of $0.001.  The Company issued the note holder 2,500,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $1,071 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the nine months ending September 30, 2015 total amortization in the amount of $1,628 and accrued interest in the amount of $902 was recorded towards this note. As of September 30, 2015 this note was extinguished for 12,500 Series A Convertible Preferred Shares.

(26)
The Company borrowed $100,000 February 2015, due August 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (August 9, 2015) at a price per share of $0.001.  The Company issued the note holder 20,000,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $11,635 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the nine months ending September 30, 2015 total amortization in the amount of $11,635 and accrued interest on the amount of $6,339 was accrued towards this note. As of September 30, 2015 this note was extinguished for 100,000 Series A Convertible Preferred Shares.

(27)
The Company borrowed $25,000 February 2015, due August 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (August 4, 2015) at a price per share of $0.001.  The Company issued the note holder 5,000,000, $0.001, one year warrants as a loan origination fee. The Company recorded a debt discount of $1,991 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the nine months ending September 30, 2015 total amortization in the amount of $2,912 and accrued interest in the amount of $1,619 was recorded towards this note. As of September 30, 2015 this note was extinguished for 25,000 Series A Convertible Preferred Shares.

(28)
The Company borrowed $50,000 March 2015, due September 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (September 19, 2015) at a price per share of $0.001.  The Company issued the note holder 10,000,000, $0.0015, one year warrants as a loan origination fee. The Company recorded a debt discount of $13,213 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the nine months ending September 30, 2015 total amortization in the amount of $13,213 and accrued interest in the amount of $2,650 was recorded towards this note. The balance of the note reached full maturity during the quarter ended September 30, 2015 however the note holder and the Company reached a settlement agreement November 13, 2015.

(29)
The Company borrowed $20,000 March 2015, due September 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at the end of the six months (September 25, 2015) at a price per share of $0.0022.  The Company issued the note holder 4,000,000, $0.0022, one year warrants as a loan origination fee. The Company recorded a debt discount of $7,586 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the nine months ending September 30, 2015 total amortization in the amount of $7,586 and accrued interest in the amount of $1,027 was recorded towards this note. As of September 30, 2015 this note was extinguished for 20,000 Series A Convertible Preferred Shares.

(30)
The Company borrowed $10,000 April 2015, due October 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at any time at a price per share of $0.001.  The Company issued the note holder 400,000 common stock shares as a loan origination fee. The Company recorded a debt discount of $10,000 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the nine months ending September 30, 2015 total amortization in the amount of $10,000 and accrued interest in the amount of $454 was recorded towards this note. As of September 30, 2015 this note was converted into 10,000 Series A Convertible Preferred Shares.

(31)
The Company borrowed $25,000 April 2015, due October 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at any time at a price per share of $0.001.  The Company issued the note holder 1,000,000 common stock shares as a loan origination fee. The Company recorded a debt discount of $25,000 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the nine months ending September 30, 2015 total amortization in the amount of $25,000 and accrued interest in the amount of $1,134 was recorded towards this note. As of September 30, 2015 this note was converted into 25,000 Series A Convertible Preferred Shares.

(32)
The Company borrowed $55,000 April 2015, due October 2015, with interest at 10%. The Company may prepay the note for a net payment of $55,000 at any time. The holder of the note has the right at the end of the note (October 20, 2015), to convert the note and accrued interest into common stock at a price per share equal to the lesser of (i) forty percent (40%) (represents a 60% discount) of the lowest closing bid price of the Common Stock during the thirty (30) Trading Days prior to a conversion date, or (ii) the number of shares equal to the Conversion Price described in (i) above multiplied by a numerator equal to the highest closing price during the thirty (30) Trading Days prior to a conversion date and a denominator equal to the lowest closing bid price during the thirty (30) Trading Days prior to a conversion date.  However according to the Company’s Certificate of Incorporation and Delaware statute, the floor is at par value $0.001. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the six month life of the note.  During the nine months ended September 30, 2015, total amortization was recorded in the amount of $48,949. The Company accrued an additional $2,227 interest for the nine months ended September 30, 2015.

(33)
The Company borrowed $15,000 July 2015, due January 2016, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at any time at a price per share of $0.001.   During the nine months ending September 30, 2015 accrued interest in the amount of $348 was recorded towards this note. As of September 30, 2015 this note was converted into 15,000 Series A Convertible Preferred Shares.

(34)
The Company borrowed $75,000 July 2015, due January 2016, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at any time at a price per share of $0.001.  The Company will issue to the note holder 3,000,000 common stock shares as a loan origination fee when sufficient authorized shares are available. During the nine months ending September 30, 2015 accrued interest in the amount of $1,598 was recorded towards this note. As of September 30, 2015 this note was converted into 75,000 Series A Convertible Preferred Shares.

(35)
The Company borrowed $7,500 September 2015, due March 2016, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at any time at a price per share of $0.001.  The Company will issue to the note holder 300,000 common stock shares as a loan origination fee when sufficient authorized shares are available. During the nine months ending September 30, 2015 accrued interest in the amount of $61 was recorded towards this note. As of September 30, 2015 this note was converted into 10,000 Series A Convertible Preferred Shares.

(36)
The Company borrowed $10,000 September 2015, due March 2016, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at any time at a price per share of $0.001.  The Company issued the note holder 10,000,000 common stock shares as a loan origination fee. The Company recorded a debt discount of $10,000 related to the shares issued as a loan origination fee.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the nine months ending September 30, 2015 total amortization in the amount of $1,538 and accrued interest in the amount of $77 was recorded towards this note.

(37)
The Company borrowed $25,000 September 2015, due March 2016, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at any time at a price per share of $0.001.   During the nine months ending September 30, 2015 accrued interest in the amount of $178 was recorded towards this note. As of September 30, 2015 this note was converted into 25,000 Series A Convertible Preferred Shares.

(38)
The Company borrowed $25,000 September 2015, due March 2016, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at any time at a price per share of $0.001.   During the nine months ending September 30, 2015 accrued interest in the amount of $178 was recorded towards this note. As of September 30, 2015 this note was converted into 25,000 Series A Convertible Preferred Shares.

(39)
The Company borrowed $25,000 September 2015, due March 2016, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at any time at a price per share of $0.001.  The Company will issue to the note holder 1,000,000 common stock shares as a loan origination fee when sufficient authorized shares are available. During the nine months ending September 30, 2015 accrued interest in the amount of $41 was recorded towards this note. As of September 30, 2015 this note was converted into 25,000 Series A Convertible Preferred Shares.

As of September 30, 2015, certain convertible promissory notes described in this Note 8 not otherwise converted into common stock of the Company, totaling approximately $740,000, were due and payable (“Outstanding Notes”).   Although no assurances can be given, management is currently negotiating with the holders of certain of the Outstanding Notes to restructure the principal and accrued interest currently due and payable, or scheduled to become due and payable prior to December 31, 2015.  The principal amount due under certain of the Outstanding Notes may be reduced do to the offset of certain amounts resulting from the previous issuance of shares of common stock by the Company upon conversions of the Outstanding Notes, which were issued based on a conversion price below $0.001 per share.  The issuances are voidable under the laws of the State of Delaware, the Company’s state of incorporation.   The Company has issued a demand letter requiring the return to the Company of that number of shares of common stock issued upon conversion of Outstanding Notes equal to the value of the shares issued upon such conversion at a value below $0.001 per share (the “Excess Amount”).  In the event the holder of such shares fails to return the shares, the Company intends to unilaterally and without further action by the parties reduce the principal amount of the Outstanding Notes by the Excess Amount. However the Company recorded an additional $1,488,410 in penalties and interest accrued on these notes to reflect the potential the Company would be unable prevail in reducing the amount of the notes for the shares of common stock delivered below $0.001 per share and the Company was unable to negotiate a settlement with these note holders.

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

The following schedule summarizes the changes in the Company’s stock options during the nine months ended September 30, 2015:

	Options Outstanding		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share
	Number Of Shares	Exercise Price Per Share

Balance at December 31, 2014	8,785,000	$0.09-0.15	3.42 years	$-	$0.14
Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(2,950,000)	$0.09-0.15	-		$0.11
Balance at September 30, 2015	5,835,000	$0.12-0.15	4.24 years	$-	$0.15

Exercisable at December 31, 2014	7,713,125	$0.09-0.15	3.42 years	$-	$0.14

Exercisable at September 30, 2015	5,835,000	$0.12-0.15	4.24 years	$-	$0.15

The following schedule summarizes the changes in the Company’s stock warrants during the nine months ended September 30, 2015:

	Warrants Outstanding			Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share
	Number Of Shares		Exercise Price Per Share
Balance at December 31, 2014	2,310,770,115		$0.0001-0.25	2.86 years	$-	$0.01
Warrants granted	65,300,000		$0.001-0.0022	1.47 years		$0.0012
Warrants exercised	(285,604,091)		$0.003	-		$0.003
Warrants adjusted	(1,360,195,089)	(1)	$0.0001-0.001			$0.0001
Warrants expired/cancelled	(44,027,778)		$0.001-0.25			$0.0228
Balance at September 30, 2015	686,243,157		$0.001-0.10	2.14 years	$2,052,699	$0.0082

Exercisable at December 31, 2014	1,978,455,471		$0.0001-0.25	2.86 years	$-	$0.01

Exercisable at September 30, 2015	686,243,157		$0.001-0.10	2.14 years	$2,052,699	$0.0082

(1)
Based upon Delaware law and on the terms and conditions set forth in the applicable Warrant Agreement, any adjustments to the warrants were limited to a floor price of $.001. Pursuant to the defective warrant exercise notice using an exercise price below $.001, the Company issued at total of 147,377,777 shares of common stock to the warrant holders, which the Company believes are voidable, and also recorded 1,600,945,089 warrants outstanding to the holder on the Company’s financial statements for the year ended December 31, 2014, and for the periods ending March 31 and June 30, 2015.  Management believes that the warrants were recorded in error during the periods presented, and has recorded the revised number of warrants outstanding at September 30, 2015 at 240,750,000, which reflects the number of shares of common stock purchase warrants outstanding and exercisable under the terms of the warrants at an exercise price of $0.001 per share. This net adjustment of 1,360,195,089 warrants has been reflected in the schedule for the nine month period ending September 30, 2015. However, the warrants have not yet been voided.While management believes that its position is reasonable, no assurances can be given that this position will not be challenged by the warrant holder.

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

Common Stock Issued for Convertible Debt

The Company authorized, but has yet to issue due to a lack of authorized shares of common stock, 1,539,221 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in January 2015 to our major stockholder, who is also a member of the Company’s board of directors. This promissory note matures in January of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $26,000 debt plus the $0.0004 fair market value of the 1,539,221 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 1,539,221 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,399 toward the debt and $601 to the shares and $0 to the beneficial conversion feature. The $601 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve-month life of the debt. Interest expense of $601 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $26,000 as of September 30, 2015. Additionally, $1,645 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2015. This note was rolled into a new 8% non convertible note payable due March 31, 2017.

The Company authorized, but has yet to issue due to a lack of authorized shares of common stock, 1,000,000 shares of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in February 2015 to our major stockholder, who is also a director of the Company. The note matures in February of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $25,000 debt plus the $0.0007 fair market value of the 1,000,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 1,000,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $24,319 toward the debt and $681 to the shares and $0 to the beneficial conversion feature. The $681 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve-month life of the debt. Interest expense of $681 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,000 as of September 30, 2015. Additionally, $1,342 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2015. This note was rolled into a new 8% non convertible note payable due March 31, 2017.

The Company authorized, but has yet to issue due to a lack of authorized shares of common stock, 1,040,000 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in February 2015 to our major stockholder, who is also a director of the Company. The note matures in February of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $26,000 debt plus the $0.0008 fair market value of the 1,040,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 1,400,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,194 toward the debt and $806 to the shares and $0 to the beneficial conversion feature. The $806 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve-month life of the debt. Interest expense of $806 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $26,000 as of September 30, 2015. Additionally, $1,353 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2015. This note was rolled into a new 8% non convertible note payable due March 31, 2017.

The Company authorized, but has yet to issue due to a lack of authorized shares of common stock, 353,333 shares of its common stock and a convertible promissory note in the amount of $26,500 with interest payable at 10% per annum in April 2015 to our major stockholder, who is also a director of the Company. The note matures in April of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.003 per share. The value of the $26,500 debt plus the $0.003 fair market value of the 353,333 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,500 debt and the value of the 353,333 shares and the beneficial conversion feature. The computation resulted in an allocation of $24,462 toward the debt and $1,019 to the shares and $1,019 to the beneficial conversion feature. The $1,019 value of the shares and the $1,019 value of the beneficial conversion feature are then amortized to interest over the twelve-month life of the debt. Interest expense of $2,038 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $26,500 as of September 30, 2015. Additionally, $1,060 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2015. This note was rolled into a new 8% non convertible note payable due March 31, 2017.

The Company authorized, but has yet to issue due to a lack of authorized shares of common stock, 400,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in August 2015 to our major shareholder, who is also a director of the Company. The note matures in August of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $10,000 debt plus the $0.001 fair market value of the 400,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $10,000 debt and the value of the 400,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $9,225 toward the debt and $775 to the shares and $9,225 to the beneficial conversion feature. The $775 value of the shares and the $9,225 value of the beneficial conversion feature are then amortized to interest over the twelve-month life of the debt. Interest expense of $10,000 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $10,000 as of September 30, 2015. Additionally, $55 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the nine months ending September 30, 2015. This note was rolled into a new 8% non convertible note payable due March 31, 2017.

Common Stock Issued for Debt Converted

During the nine months ending September 30, 2015 the Company issued 92,051,568 shares of unrestricted common stock in exchange for convertible debt raised in 2014 resulting in a reduction in debt of $31,721, a reduction in derivative liability of $80,052 with an offset of $3,035 to debt discount and a $3,574 gain on extinguishment of debt.

11. Supplemental Cash Flow Information

During the nine months ended September 30, 2014 the Company issued 100,000 shares of common stock for an extinguishment of $7,500 worth of debt.

During the nine months ended September 30, 2014 the Company issued 1,269,009 shares of common stock as a loan fee of $121,906.

During the nine months ended September 30, 2014, the Company issued 41,596,673 shares of common stock to settle convertible notes payable with a principal note balance, accrued interest, interest expense, debt discount, and derivative liabilities valued at $1,154,465 and the Company recognized a $75,049 loss on extinguishment of debt.

During the nine months ended September 30, 2014, the Company increased additional paid in capital and increased debt discount for $119,643 for a beneficial conversion feature on a convertible note.

During the nine months ended September 30, 2014, the Company decreased convertible notes payable by $31,721 and increased additional paid in capital by $17,761 and increased common stock by $92,052 due to authorization of 92,051,568 shares and warrants issued in conjunction with convertible notes for the debt discount.

During the nine months ended September 30, 2015 the Company authorized 15,732,554 shares of common stock and granted 65,300,000 warrants in conjunction with convertible debt, which reduced related party payables by $4,895, and increased convertible notes by $83,045 and increased additional paid in capital by $87,940.

During the nine months ended September 30, 2015, the Company issued 92,051,568 shares of common stock to settle convertible notes payable with a principal note balance, accrued interest, interest expense, debt discount, and derivative liabilities valued at $107,730 and the Company recognized a $2,083 gain on extinguishment of debt.

During the nine months ended September 30, 2015 the Company issued 955,929 shares of Series A Preferred Stock in exchange for $5,933,941 debt, and accrued interest.

During the nine months ended September 30, 2015, the Company authorized 30,051,568 shares of common stock but did not issue them due to a lack of sufficient authorized shares, which resulted in a decrease to additional paid in capital and an increase to a liability for lack of authorized shares for a total of $406,175.

12.  Contingencies

During the period ended September 30, 2015, the Company wrote off the certain accounts payable totaling approximating $141,250, which amounts accrued between October 17, 2007 and June 1, 2011.  In the view of management, in consultation with counsel, such accounts payable represented either contested liabilities of the Company, represented amounts due to creditors that could not be located after reasonable efforts were made to contact them, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

Pursuant to the defective warrant exercise notice using an exercise price below $.001, the Company issued at total of 147,377,777 shares of common stock to the warrant holders, which the Company believes are voidable, and also recorded 1,600,945,089 warrants outstanding to the holder on the Company’s financial statements for the year ended December 31, 2014, and for the periods ending March 31 and June 30, 2015.  Management believes that the warrants were recorded in error during the periods presented, and has recorded the revised number of warrants outstanding at September 30, 2015 at 240,750,000, which reflects the number of shares of common stock purchase warrants outstanding and exercisable under the terms of the warrants at an exercise price of $0.001 per share. This net adjustment of 1,360,195,089 warrants has been reflected in the schedule for the nine month period ending September 30, 2015. While management believes that its position is reasonable, no assurances can be given that this position will not be challenged by the warrant holder. The Company is unable to estimate the amount of any liability related to this potential challenge.

 13. Subsequent Events

Additional Financing.  In October and November 2015 the Company received $95,000 in the form of notes, the terms of which have not yet been defined.

Voidable Issuances of Common Stock.  As of September 30, 2015, certain promissory notes described in this Note 8 not otherwise converted into common stock of the Company, totaling approximately $413,000, were due and payable (“Outstanding Notes”).   Although no assurances can be given, management is currently negotiating with the holders of these Outstanding Notes to restructure the principal and accrued interest currently due and payable, or scheduled to become due and payable prior to December 31, 2015.  The principal amount due under these Outstanding Notes may be reduced due to the offset of certain amounts resulting from the previous issuance of shares of common stock by the Company upon conversions of the Outstanding Notes, which were issued based on a conversion price below $0.001 per share.  The issuances are voidable under the laws of the State of Delaware, the Company’s state of incorporation.   The Company has issued a demand letter requiring the return to the Company of that number of shares of common stock issued upon conversion of Outstanding Notes equal to the value of the shares issued upon such conversion at a value below $0.001 per share (the “Excess Amount”).  In the event the holder of such shares fails to return the shares, the Company intends to unilaterally and without further action by the parties reduce the principal amount of the Outstanding Notes by the Excess Amount.  No assurances can be given that the holders of the affected Outstanding Notes will not challenge the Company’s treatment of the Excess Amount.

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

General Statement of Business

Advanced Medical Isotope Corporation (the “Company,” “AMIC” or “we”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation. AMIC has authorized capital of 2,000,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share (ADMD: OTC Pink Sheets).

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table sets forth information from our statements of operations for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Revenues	$12,054	$-

Operating expenses	305,865	493,322

Operating loss	(293,811)	(493,322)
Non-operating income (expense)
Interest expense	(1,819,017)	(365,566)
Net gain (loss) on settlement of debt	144,290	(44,975)
Gain (Loss) on derivative liability	(562,203)	37,076
Net Gain (Loss)	$(2,530,741)	$(866,787)

Revenue

Revenue, consisting of consulting services, was $12,054 for the three months ended September 30, 2015 compared to $0 for the three months ended September 30, 2014.   Consulting revenue consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.  Consulting services are currently our only source of revenue and is expected to generate less than $50,000 per year.

Operating Expense

Operating expense for the three months ended September 30, 2015 and 2014 was $305,865 and $493,322, respectively, a $187,457 decrease.  The period over period operating expense decrease is attributable to a general decrease to each of our operating expenses, as further detailed below:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Cost of materials	$-	$265
Depreciation and amortization expense	936	2,998
Professional fees	73,864	128,597
Stock options granted	-	58,187
Payroll expense	178,654	190,994
General and administrative expense	52,411	112,281
Sales and marketing expense	-	-
	$305,865	$493,322

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended September 30, 2015 and 2014 was $(2,236,930) and $(373,465), respectively. As shown below, this $1,863,465 increase is due primarily to interest expense of $1,819,017 and a loss on derivative liability of $562,203 for the three months ended September 30, 2015, offset by a loss on settlement of debt of $144,290 for the three months ended September 30, 2015. The $562,203 loss on derivative liability is due to the fluctuation in the Company’s stock price from June 30, 2015 ($0.0009) to September 30, 2015 ($0.0014) and the addition of new derivative debt. The Company’s stock price is used in the Black Scholes calculations to compute the derivative liability at the end of the quarter.

Non-Operating income (expense) for the three months ended September 30, 2015 and 2014 consists of the following:

	Three months ended September 30, 2015	Three months ended September 30, 2014
Interest expense	$(1,819,017)	$(365,566)
Net gain (loss) on settlement of debt	144,290	(44,975)
Gain (Loss) on derivative liability	(562,203)	37,076
	$(2,236,930)	$(373,465)

Net Gain (Loss)

Our net income (loss) for the three months ended September 30, 2015 and 2014 was $(2,530,741) and $(866,787), respectively, due primarily to interest expense of $1,819,017 and the loss on derivative liability of $562,203, offset by an in consulting revenues, and a decrease in operating expenses incurred during the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table sets forth information from our statements of operations for the nine months ended September 30, 2015 and 2014.
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues	$24,108	$24,108

Operating expenses	977,793	1,595,210

Operating loss	(953,685)	(1,571,102)
Non-operating income (expense)
Interest expense	(2,471,367)	(1,181,063)
Gain (loss) on derivative liability	8,756,184	(313,990)
Net loss on settlement of debt	281,966	(120,024)
Net income (loss)	$5,613,098	$(3,186,179)

Revenue

    Revenue was $24,108 for the nine months ended September 30, 2015 and 2014. Consulting revenue consists of providing clients with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. Consulting services are currently our only source of revenue and is expected to generate less than $50,000 per year.

Operating Expense

Operating expense for the nine months ended September 30, 2015 and 2014 was $977,792 and $1,595,210, respectively, a $617,418 decrease.  The period over period operating expense decrease is attributable to a general decrease to each of our operating expenses, as further detailed below:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cost of materials	$475	$817
Depreciation and amortization expense	4,934	8,994
Professional fees	245,164	466,581
Stock options granted	28,500	174,561
Payroll expenses	538,466	576,089
General and administrative expenses	160,254	366,868
Sales and marketing expense	-	1,300
	$977,793	$1,595,210

Non-Operating Income (Expense)

The Company had non-operating income of $6,566,783 during the nine months ended September 30, 2015, as compared to non-operating expense of $(1,615,077) during the nine months ended September 30, 2014. As shown below, this increase is primarily due to a gain on derivative liability of $8,756,184 for the nine months ended September 30, 2015, as compared to a loss of $313,990 during the same period in 2014. The $8,756,184 gain on derivative liability is due to an increase in the Company’s stock price from June 30, 2015 ($0.0009) to September 30, 2015 ($0.0014) as well as a reduction in the number of derivative liabilities remaining. The Company’s stock price is used in the Black Scholes calculations to compute the derivative liability at the end of the quarter.

Non-Operating income (expense) for the nine months ended September 30, 2015 and 2014 consists of the following:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Interest expense	$(2,471,367)	$(1,181,063)
Net gain (loss) on settlement of debt	281,966	(120,024)
Gain (loss) on derivative liability	8,756,184	(313,990)
	$6,566,783	$(1,615,077)

Net Gain (Loss)

Our net gain (loss) for the nine months ended September 30, 2015 and 2014 was $5,613,098 and $(3,186,179), respectively, due primarily to the gain on derivative liability of $8,756,184 incurred during the nine months ended September 30, 2015, and the reduction in operating expenses, offset by an increase in interest expense.

Liquidity, Capital Resources and Management’s Plan

At September 30, 2015, the Company had negative working capital of $8,814,516, as compared to $9,543,943 at September 30, 2014. During the nine months ended September 30, 2015 the Company experienced negative cash flow from operations of $676,826 and it expended $0 for investing activities while adding $684,019 of cash flows from financing activities.  As of September 30, 2015, the Company had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $790,856 for the nine month period ending September 30, 2014 compared to $676,826 for the nine month period ending September 30, 2015.  Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, as well as common stock issued for services and other expenses.  The Company had no cash used in investing activities for the nine month periods ended September 30, 2015 and 2014.  Cash provided from financing activities decreased from $791,381 for the nine month period ending September 30, 2014 to $684,019 for the nine month period ending September 30, 2015. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt, partially offset with a decrease in payments on capital lease.

The Company has generated material operating losses since inception.  The Company has incurred a net loss of $48,634,133 from January 1, 2006 through September 30, 2015, including a net gain of $5,613,098 for the nine months ended September 30, 2015, and a net loss of $3,186,179 for the nine months ended September 30, 2014.  Although the Company experienced a net gain during the nine months ended September 30, 2015, due principally to a gain on derivative liability, the Company had an operating loss of $293,811 and $953,685 for the three and nine months ended September 30, 2015, respectively, and expects to experience net operating losses in future periods.  Historically, the Company has relied upon sales of its securities, including promissory notes, to finance its operations and develop the Company’s products.  The Company will require additional financing within the next twelve months for working capital purposes, estimated to be approximately $1.5 million.  We may also require up to approximately $1.5 million to retire outstanding debt and past due payables, if these amounts are not otherwise converted or exchanged for equity securities.  During the next 12-24 months the Company anticipates that approximately $5.0 to $10.0 million of capital will be required to complete brachytherapy product development, and begin initial commercialization. The principal variables in the timing and amount of spending for the brachytherapy products during the next 12-24 months will be FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies that may include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. In addition to selling equity or debt securities to fund product development, the Company may pursue potential licensing or strategic partnership arrangements for certain rights to its products or technologies.

As of September 30, 2015, the Company had $7,396 cash on hand, and had negative working capital of $8,815,516, as compared to $9,543,943 at September 30, 2014.   Management is currently seeking additional debt and/or equity capital and, although no assurances can be given, management believes that it will be able to raise additional capital through the sale of securities to either current or new stockholders for general working capital purposes. No assurances can be given that additional capital will be available on terms acceptable to the Company, if at all. We anticipate that if we are able to obtain the financing required to retire or restructure outstanding debt, pay past due payables and maintain our current operating activities that the terms thereof will be materially dilutive to existing shareholders.  If the Company is unable to obtain additional financing to meet its working capital requirements, it will have to substantially reduce its operations and product development efforts, and may not be able to continue as a going concern.

As of September 30, 2015 and December 31, 2014 there was an insufficient number of authorized shares of the Company’s common stock available for issuance upon exercise or conversion of outstanding options, warrants and convertible debts. As a result, the Company recorded a liability in the amount of $659,281 and $253,106, offset by $659,281 and $253,106 of equity for the period ended September 30, 2015 and December 31, 2014, respectively.  There are ongoing discussions with some of the Company’s lenders regarding alternatives to address the deficiency, and the Company currently anticipates seeking shareholder approval to increase the number of authorized shares of common stock necessary to provide for conversions and exercises of derivative securities, and to provide to future issuances, although no assurances can be given.

Critical Accounting Policies and Estimates

                The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  During the period ended September 30, 2015, we believe there have been no significant changes to the items disclosed as significant accounting policies in management's notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2014, filed on April 15, 2015.

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

Changes in Internal Control Over Financial Reporting

                There have been no changes in the Company’s internal control over financial reporting that occurred during quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 23, 2015	By:	/s/ James C. Katzaroff
James C. Katzaroff
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2015	By:	/s/ L. Bruce Jolliff
L. Bruce Jolliff
Chief Financial Officer
(Principal Financial and Accounting Officer)