Form 10-Q/A
period 2015-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2015-11-25
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, first filed with the Securities and Exchange Commission on November 24, 2015 (the “Original Report”). This Amendment No. 1 is being filed primarily to furnish the XBRL (eXtensible Business Reporting Language) information in Exhibit 101 that was excluded from the Original Report.

With the exception of a revision to footnote 1 to the table that appears within Note 9 to the Condensed Financial Statements included herein, this Amendment No. 1 makes no other changes to the Original Report. This Amendment No. 1 speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report, nor does it modify or update in any way disclosures made in the Original Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

PART II

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Item 1A in our Form 10-K report for the year ended December 31, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 24, 2015	By:	/s/ James C. Katzaroff
James C. Katzaroff
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 24, 2015	By:	/s/ L. Bruce Jolliff
L. Bruce Jolliff
Chief Financial Officer
(Principal Financial and Accounting Officer)