Form 10-K
period 2015-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2016-05-25
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 0-53497

ADVANCED MEDICAL ISOTOPE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1021 N. Kellogg Street ● Kennewick, WA 99336
(Address of principal executive offices) (Zip Code)

(509) 736-4000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,769,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of May 13, 2016, there were 1,999,998,519 shares of the registrant’s Common Stock and 2,407,545 shares of the registrant’s Series A Preferred Stock outstanding.

Advanced Medical Isotope Corporation

Report on Form 10-K

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

ITEM 1. BUSINESS.

General Statement of Business

Advanced Medical Isotope Corporation (the “Company,” “AMI” or “we”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation. AMI has authorized capital of 2,000,000,000 shares of Common Stock, $0.001 par value per share and 20,000,000 shares of Preferred Stock, $0.001 par value per share (ADMD: OTCQB).

AMI is a late stage radiation oncology focused medical device company engaged in the development of yttrium-90 based brachytherapy devices for the treatment of non-resectable tumors. Brachytherapy uses radiation to destroy cancerous tumors by placing a radioactive isotope inside or next to the treatment area. A prominent team of radiochemists, scientists and engineers, collaborating with strategic partners, including national laboratories, universities and private corporations, lead the Company’s development efforts. AMI has been recognized as a leader in the development of new isotope technologies by local, state and federal agencies. The Company’s overall vision is to globally empower physicians, medical researchers and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

Since late 2013, AMI has focused its resources on developing a proposed line of yttrium-90 based brachytherapy products for the treatment of non-resectable tumors and on endeavoring to secure FDA clearance with respect to the initial proposed brachytherapy product. AMI’s proposed brachytherapy products incorporate patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted AMI an exclusive license to patents covering these developments for manufacturing, processing and applications for medical isotopes (the “Battelle License”).

The Company’s lead product is the Y-90 RadioGel™ device. The Company is currently conducting additional bench and animal tests requested by the FDA to support a new de novo filing with the FDA that would request marketing clearance for the device as a Class II medical device in the United States. The Company is also exploring the pathway to regulatory clearance in other international markets.

In March of 2016, the Company established a wholly-owned subsidiary, IsoPet Solutions Corporation, to focus on the vibrant and expanding veterinary oncology market. IsoPet Solutions will focus on bringing AMI's yttrium-90 brachytherapy products to veterinary oncologists to treat animals such as dogs and cats suffering from tumor cancers. IsoPet Solutions is currently establishing the infrastructure necessary to provide product to veterinary clinics including regulatory clearances and compliance.

Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities as well as a series of grants. On October 28, 2010, the Company received $1,215,000 net proceeds from a Department of Energy grant for the Proposed Congressionally Directed Project entitled “Research to Develop and Test an Advanced Resorbable Brachytherapy Seed Research for Controlled Delivery of Yttrium-90 Microspheres in Cancer Treatment.” On October 29, 2010, the Company received notification it had been awarded $244,479 grant funds from the Qualified Therapeutic Discovery Project Program for this same Brachytherapy Project. Additionally, on September 1, 2015, the Company received notification it had been awarded from Washington State University, $42,019 grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”.

The Company requires funding of approximately $1.5 million annually to maintain current operating activities. Over the next 12-24 months, the Company believes it will cost approximately $5 million to $10 million to fund: (1) the FDA approval process and initial deployment of the brachytherapy products and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel.  The principal variables in the timing and amount of spending for the brachytherapy products in the next 12-24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

Following receipt of required regulatory approvals and financing, in the United States, the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing.  Outside of the United States, the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

In the longer-term, subject to the Company receiving adequate funding, regulatory approval for brachytherapy products and thereafter being successful in commercializing brachytherapy products, the Company intends to consider resuming research efforts with respect to other products and technologies. The Company’s core goal is to develop and commercialize isotopes, businesses and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses.  Among those longer-term projects being considered by the Company are potential solutions for the impending severe shortages of Molybendum-99 and its derivative product Technetium-99m, the most widely used isotopes for diagnostic purposes.

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

In April 2015 the Company announced the beginning of its capital restructuring plan. This included reaching an agreement with its primary lender, Carlton Cadwell, and his affiliated entities to convert $5 million of long term debt into a newly designated series of equity based convertible preferred stock as well as having, several other lenders agree to these debt conversion terms. The Company also successfully eliminated approximately $500,000 of seasoned trade payables.

The Company also provided an update on additional matters to significantly simplify the Company's capital structure and improve its balance sheet. The Company reported that in November and December of 2014, in connection with the conversion of certain convertible debt and exercise of warrants, there was an error in the calculation of common shares that should have properly been issued, resulting in significant excess issuances of common stock. The miscalculations were the result of conversions and exercises being executed below the Company's stated par value of $0.001. The transfer agent erroneously issued excess freely tradable common shares based on defective legal opinions provided by the respective note and warrant holders. In order to remedy the situation, the Company notified all applicable convertible note and warrant holders of the excess issuance and has proposed specific solutions to facilitate compliance with the State of Delaware and federal securities laws. Specifically, the investors may either deliver to the transfer agent the excess shares they were issued, or they may offset any remaining convertible debt or warrants to satisfy proper consideration for the excess common shares issued. The Company reported it believed that these actions will have a positive impact on the Company’s balance sheet, potentially eliminating up to $800,000 of convertible debt, potentially eliminating a substantial portion of the warrants outstanding and potentially eliminating a substantial amount of the nearly $11 million of derivative liabilities then outstanding. The obligations that were resolved as of December 31, 2015 are reflected in the year-end financial statements. The obligations resolved subsequent to the end of 2015 are detailed in the subsequent events section of the year-end financial statement.

On June 24, 2015 the Company provided an update on financial matters and stated that it intends to pursue an uplisting transaction as part of its financial recapitalization plan to raise the capital necessary to complete the direct de novo FDA filing for the Y-90 RadioGel™ device and to pursue commercialization and partnering efforts.

On June 30, 2015, the Company filed the Certificate of Designations, Preferences, and Rights of the Series A Convertible Preferred Stock (“Certificate of Designations”) with the Delaware Secretary of State, designating 2.5 million shares of the Company’s preferred stock, par value $0.001 per share, as Series A Convertible Preferred Stock (“Series A Preferred”). A Certificate of Amendment was filed on March 31, 2016 authorizing 5 million shares.

On August 28, 2015 the Company announced a collaboration with IsoTherapeutics Group, LLC of Angleton, TX on the preclinical development of Y-90 based brachytherapy products including AMICs Y-90 RadioGel™ device.

In the third quarter, the Company reported it completed a variety of initiatives that significantly reduced the Company’s debt.  Dr. Carlton Cadwell and his related entities exchanged an aggregate of $5,338,940 of debt into 355,929 shares of Series A Convertible Preferred. The 305,929 shares of Series A Convertible Preferred converts into 355,929,000 Common shares, at an effective conversion price of $0.015 per share. In addition to the debt conversion, Dr. Cadwell exchanged $1,055,532 of short term debt for a new long term 8% non-convertible note payable upon demand on March 31, 2017. Such note was converted into 73,546 Series A preferred shares on May 19, 2016. Substantially all of the holders of the short term bridge loans have converted their debt into Series A preferred shares. Separately, substantially all of the toxic debt has either been satisfied and removed from the company’s balance sheet or is in the process of finalizing settlement documentation. The Company noted it commenced studies with IsoTherapeutics Group pursuant to the FDA request for further studies and specific manufacturing plans for the Y-90 RadioGel™ device.

In the fourth quarter, the Company announced its progress in seeking FDA clearance for marketing of its lead product, the Y-90 RadioGel™ device. CEO Jim Katzaroff and the lead scientific and medical advisory team from the Company met at the FDA offices to discuss next steps, expectations and required testing to progress towards obtaining marketing clearance for the Y-90 RadioGel™ device. The Company reported it is working closely with the FDA in order to obtain all appropriate data and benchmarks the FDA requires in order to proceed with providing final clearance for marketing the device in the United States. The Company reported it intends to seek classification and clearance as a class II medical device through a de novo application. The Company also announced that its product development partner IsoTherapeutics had completed the first stage of the project, comprised of tech transfer, manufacturing and in vitro testing.

2016 Significant Events

In the first quarter of 2016 the Company’s Founder, Chairman and CEO co-authored an article published in the January, 2016 issue of the World Council on Isotopes (WCI) Newsletter. The WCI was founded in 2008 and has a global membership from over 50 countries consisting of 103 member organizations and 40 individual members. WCI provides a strong voice, as an internationally recognized non-governmental organization, at important regional and international forums.

In the first quarter of 2016, the Company added two members to its Medical Advisory board, Dr. Ludwig E. Feinendegen, M.D. and Dr. Albert S. DeNittis, MD, MS, FCPP. Dr. Ludwig E. Feinendegen is a medical doctor known for his pioneering work and leadership in the fields of both diagnostic and therapeutic applications of radionuclides through various roles and research in nuclear medicine, internal medicine, cell biology and radiobiology. Dr. Feinendegen has numerous honors from national and international institutions and has authored over 700 publications in molecular nuclear medicine, cell biology and low-dose radiobiology. Dr. Albert S. DeNittis is currently is the Chief of Radiation Oncology at Lankenau Medical Center and Clinical Professor at Lankenau Insitute for Medical Research in Wynnewood, Pennsylvania and the Director of Radiation Oncology at Brodesseur Cancer Center in New Jersey. Dr. DeNittis has served on numerous regional, national and government committees related to key issues in the field of oncology including the NRG Oncology group which focuses on protocol development for cancer patients on the national level. He has received regional and national awards for his research and his clinical work and authored over 100 publications and presentations as well as 6 book chapters.

In the first quarter of 2016, the Company announced the formation of a new, wholly-owned subsidiary, IsoPet Solutions Corporation, to focus on the vibrant and expanding veterinary oncology market. The IsoPet Solutions division will focus on bringing the Company’s yttrium-90 brachytherapy products to veterinary oncologists to treat dogs and cats suffering from tumor cancers. The division will also provide product awareness and education to veterinary oncologists. Dr. Alice Villalobos, DVM, FNAP, a specialist and advocate on the topic of cancer in pets, was appointed Chair of the Company's Veterinary Medicine Advisory Board.

Subsequent to the reporting period, in support of the Company’s efforts to focus resources on the development and commercialization of its yttrium-90 brachytherapy products, the Company permanently closed its Production Facility located in Kennewick Washington. The key piece of equipment, the Company’s linear accelerator is currently being marketed for sale.

Collaborations

The Company is engaged in collaborative efforts with U.S. national laboratories and universities and with international teaming partners.   The Company has active research collaborations for its brachytherapy products with Washington State University and the University of Utah as well as the Pacific Northwest National Laboratory, operated by Battelle.

On August 28, 2015 the Company announced a collaboration with IsoTherapeutics Group, LLC of Angleton, TX on the preclinical development of Y-90 based brachytherapy products including AMICs Y-90 RadioGel™ device.

Products

Brachytherapy

Pursuant to the Battelle License, the Company has licensed certain exclusive rights to yttrium-90 (Y-90) polymer composite technology developed at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers.  The license agreement grants the Company the exclusive right to manufacture and market products using the yttrium-90 isotope carried by an injectable water-based biodegradable polymer.  The use of yttrium 90 (Y-90) for the treatment of cancers is well established.

Subject to receipt of all required regulatory approvals from the FDA in the United States and analogous regulators outside of the United States, the Company plans to introduce a new Y-90-based brachytherapy product line for a range of applications for the delivery of a prescribed dose of radiation to a target site. If the Company receives FDA clearance for the Y-90 RadioGel™ device, subject to receipt of adequate financing, the Company will commence production, sales, and distribution of that product. Also, subject to receipt of adequate financing, the Company intends then to seek FDA clearance for the two additional products described below, each of which also incorporates the patented technologies licensed from Battelle. Even if the FDA grants clearance for the Y-90 RadioGel™ device there can be no assurance the FDA would also grant clearance for either or both of the foregoing products.

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

Based upon its studies and analyses, or general application of experience with current brachytherapy devices and yttrium-90, the Company believes that if it is able to obtain regulatory approval and adequate financing to commercialize our products, our brachytherapy products are likely to offer the following benefits, among others, for patients and medical professionals:

●	Maximizing Therapeutic Index: The short-range beta particles emitted by Y-90 deliver radiation energy within a tight range. This enables radiation to be selectively delivered to target tissues while minimizing radiation dose to nearby normal tissues. High therapeutic indices imply that more radiation energy may be imparted to cancer tissues, with less radiation reaching adjacent normal tissues.

●	Half Life: The industry-standard products have a half-life of 17 days, meaning the patient is radioactive for over two months. The Company’s brachytherapy products use the yttrium-90 isotope, which has a half-life of just 2.7 days. A patient treated with Y-90 would be close to radiation free in 10 days.

●	Optimized Delivery Method: Current brachytherapy devices place permanent metal particles seeds in the prostate by using up to 30 large gauge needles. By contrast, the Company’s biodegradable polymer carrying Y-90 particles may be administered with small-gauge needles.

●	No Permanent Seeds Remaining: Other brachytherapy devices place permanent metal seeds in the tumor. The Company’s Y-90 RadioGel™ device utilizes a biodegradable, non-toxic polymer that is ultimately absorbed by the body. This eliminates the possibility of a long-term seed migration or other problems that may sometimes arise when seeds remain in the body.

●	Good Safety Profile: Many current brachytherapy devices utilize isotopes that emit x-rays (akin to gamma radiation). X-rays or gamma radiation travels within and outside of the body and the isotopes used in current brachytherapy products can remain radioactive for more than two months. The Company’s brachytherapy products use the yttrium-90 isotope, which is a beta-emitter. The yttrium-90 beta-emissions travel only a short distance and have a short half life of 2.7 days.

In June 2015, the FDA notified the Company that the de novo submitted on December 23, 2014 for its Y-90 RadioGel™ device pursuant to Section 513(f)(2) of the U.S. Food, Drug and Cosmetic Act (the “Act”)was not accepted. The Company had several formal and informal interactions with the FDA during the second half of 2015 to clarify the agency’s expectations for data and testing to be provided in a future filing. The Company has incorporated the feedback from the FDA into its continued and active product development and commercialization efforts, utilizing its partnership with IsoTherapeutics Group.

Competitors and Markets

There are established competitors in all of the markets in which the Company has products or currently plans to have products.

Brachytherapy

Brachytherapy is the use of radiation to destroy cancerous tumors by placing a radiation source inside or next to the treatment area.  According to the 2014 MEDraysintell report, the global market for brachytherapy reached US$ 680 million in 2013 and is projected to reach $2.4 billion by 2030.  It is estimated that the U.S. market represents approximately half of the global market.  The Company believes there are significant opportunities in prostate, breast, liver, pancreatic, head and neck cancers.  The 2014 U.S. estimated new cases of cancer according to the American Cancer Society are 233,000 prostate, 235,030 breast, 31,190 liver, and 46,420 pancreas.

There are a wide variety of cancer treatments approved and marketed in the U.S. and globally. General categories of treatment include surgery, chemotherapy, radiation therapy and immunotherapy. These products have a diverse set of success rates and side effects. The Company’s products fall into a particular type of radiation therapy called brachytherapy. There are a number of brachytherapy devices currently marketed in the U.S. and globally.  The traditional iodine-125 (I-125) and palladium-103 (Pd-103) technologies for brachytherapy are well entrenched with powerful market players controlling the market. The industry-standard I-125-based therapy was developed by Oncura, which is a unit of General Electric Company (NYSE:GE) Additionally, C.R. Bard, a major industry player competes in the I-125 brachytherapy marketplace. These market competitors are also involved in the distribution of Pd-103 based products.  Cs-131 brachytherapy products are sold by IsoRay (AMEX:ISR).  Several Y-90 therapies have been FDA approved including SIR-Spheres by Sirtex (OTC:SXMDF), TheraSphere by Biocompatibles UK (OTC:BCTBF) and Zevalin by Spectrum Pharmaceuticals (NASDAQ:SPPI).

Veterinary Brachytherapy

There are about 150 million pet dogs and cats in the United States. Nearly half of dogs and one third of cats are diagnosed with cancer at some point in their lifetime. The Veterinary Oncology & Hermatology Center in Norwalk, CT reports that cancer is the number one natural cause of death in older cats and dogs, accounting for nearly 50 percent of pet deaths each year. The American Veterinary Medical Association reports that half of the dogs ten years or older will die because of cancer. The National Cancer Institute reports that about six million dogs are diagnosed with cancer each year, translating to more than 16,000 a day. The average cost of treating tumors in dogs using radiation is $5,000-7,000 according to petcarerx.com.

There are oncology treatments available currently in the U.S. and globally for the veterinary market represent a similar, but smaller set of products than is available for the human market.

Employees

As of December 31, 2015, the Company had six employees, including three full-time employees.  The Company utilizes eight to ten independent contractors to assist with its operations.  The Company does not have a collective bargaining agreement with any of its employees, and believes its relations with its employees are good. The Company is not current on payroll and requires additional funding to make past and current payroll payments.

Raw Materials

The Company manufactures research quantities of brachytherapy products or components of these products.  The Company obtains supplies, hardware, handling equipment and packaging from several different U.S. and foreign suppliers.  Some of the products the Company manufactures or intend to manufacture require purchasing raw materials from a limited number of suppliers, many of which are international suppliers.

Customers

The Company’s sale for 2015 consisted of only Consulting Income.

The Company anticipates that potential customers for our potential brachytherapy products likely would include those institutions and individuals that currently purchase brachytherapy products or other oncology treatment products.

Patents, Trademarks, Licenses

License Agreement:

The Company has made the following investments in patent licenses and intellectual property during 2015:

No patent filing costs were capitalized during the twelve months ended December 31, 2015 and 2014. During the year ended December 31, 2013 the Company impaired $332,709 worth of patent and intellectual property. This left a total $35,482 of capitalized patents and intellectual property costs at December 31, 2015 and 2014. The patents are pending and are being developed, and as such, the patents and filing costs associated with them are not being amortized.

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

Research and Development

The costs incurred in the twelve months ended December 31, 2014 were $414,906 towards the Brachytherapy Project and $19,113 towards the Molybdenum Project, for a total cost of $434,019.  The costs incurred in the twelve months ended December 31, 2015 were $431,564 towards the Brachytherapy Project and $0 towards the Molybdenum Project, for a total cost of $431,564.

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

Medical Device Regulation

In the United States, radioactive medical devices are regulated by the U.S. Food and Drug Administration (FDA) Center for Devices and Radiological Health (CDRH) under the Food and Drugs Act (CFR Title 21). Three categories of medical devices, Class I, Class II and Class III each of specific regulations that apply to the testing, approvals and marketing of such devices. In other countries there are also regulatory bodies that oversee the testing, approval and marketing of radiological devices.

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

The Company’s independent registered public accounting firm’s report on the Company’s financial statements for the years ended December 31, 2015 and 2014 expresses doubt about the Company’s ability to continue as a going concern.  The report includes an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and, based on its current operating levels, require additional capital or significant restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business.  It is extremely remote that the Company could obtain any financing on any basis that did not result in considerable dilution for shareholders.  Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on its ability to obtain debt or equity financing and may adversely impact its stock price.

A combination of our current financial condition and the FDA’s determinations to date regarding our brachytherapy products raise material concerns about ability to continue as a going concern.

The Company will not be able to continue as a going concern unless the Company obtains financing. Depending upon the amount of financing, if any, that the Company is able to obtain, the Company may not receive adequate funds to continue the approval process with the FDA.

The Company has generated operating losses since inception, which are expected to continue, and has increasing cash requirements, which it may be unable to satisfy.

The Company has generated material operating losses since inception.  The Company has had recurring net losses since inception which has resulted in a total Retained Earnings Accumulated Deficit of $54,247,231, including a net loss of $18,108,706 for the year ended December 31, 2014 and a net gain of $6,232,686 for the year ended December 31, 2015.  Historically, the Company has relied upon investor funds to maintain its operations and develop its business.  The Company needs to raise additional capital within the next quarter from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all.  If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

The Company requires funding of at least $1.5 million per year to maintain current operating activities. Over the next 12-24 months, the Company believes it will cost approximately $5 million to $10 million to fund: (1) the FDA approval process and initial deployment of the brachytherapy products and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel.  The principal variables in the timing and amount of spending for the brachytherapy products in the next 12-24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

Recent economic events, including the inherent instability in global capital markets, as well as the lack of liquidity in the capital markets, could adversely impact the Company’s ability to obtain financing and its ability to execute its business plan.

The Company has a limited operating history, which may make it difficult to evaluate its business and prospects.

The Company has a limited operating history upon which one can base an evaluation of its business and prospects.  As a company in the development stage, there are substantial risks, uncertainties, expenses and difficulties to which its business is subject.  To address these risks and uncertainties, the Company must do the following:

●	Successfully develop and execute the business strategy;

●	Respond to competitive developments; and

●	Attract, integrate, retain and motivate qualified personnel.

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

The Company has been working with the FDA to obtain clearance for its brachytherapy Y-90 RadioGel™ device, but no promises or assurances have been received.   It is important to note that the FDA has determined that the Y-90 RadioGel™ device is a medical device.  On December 23, 2014 the Company announced that it submitted a de novo to the FDA for marketing clearance for its patented Y-90 RadioGel™ device pursuant to Section 513(f)(2) of the U.S. Food, Drug and Cosmetic Act (the “Act”). In June 2015 the FDA notified the Company the de novo was not granted. The Company intends to generated additional data and file a new de novo. In February 2014, the FDA found the same device under Section 510(k) of the Act not substantially equivalent, and concluded that the device is classified by statute as a Class III medical device, unless the device is reclassified. By filing the de novo, the Company is seeking reclassification of the product to Class II. If the de novo is granted, as a regulatory matter, the device could be immediately marketed in the United States, though, as a practical matter, the Company would have to secure funding and commercial arrangements before marketing could commence. If the de novo is declined and if the Company obtains funding to permit it to continue operations, the Company will explore steps toward seeking approval for the device as a Class III medical device. Generally, the time period and cost of seeking approval as a Class III medical device is materially greater than the time period and cost of seeking approval as a Class II medical device.  If the Company seeks approval as a Class III device, human clinical trials will be necessary.  Generally, human trials for Class III products are larger, of longer duration and more costly than those for Class II devices.  If human clinical trials are necessary, there will be additional cost and time to reach marketing clearance or approval.  Unless the Company obtains sufficient funding it will be unable to do the foregoing activities.  There can be no assurance that the product will be approved as either a Class II or Class III device by the FDA even if additional data is provided. There can be no assurance that the Company will receive FDA approval, or the timing thereof.

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

During 2014, the Company ceased all previous manufacturing and sales activities. Our sales for the year ended December 31, 2015 and 2014 consisted of only Consulting Income. The Company’s consulting revenues for the years ended December 31, 2014 and 2015 were made to one customer, and those sales constituted 100.0% and 100.0%, respectively, of total revenues for those years. There is no assurance that the Company will be successful in achieving an expansion of the customers purchasing its products and services.

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

The Company’s future revenues depend upon receipt of financing, regulatory approval and the successful production, marketing, and sales of the various isotopes the Company might market in the future.  The rate and level of market acceptance of each of these products, if any, may vary depending on the perception by physicians and other members of the healthcare community of its safety and efficacy as compared to that of any competing products; the clinical outcomes of any patients treated; the effectiveness of its sales and marketing efforts in the United States, Europe, Far East, Middle East, and Russia; any unfavorable publicity concerning its products or similar products; the price of the Company’s products relative to other products or competing treatments; any decrease in current reimbursement rates from the Centers for Medicare and Medicaid Services or third-party payers; regulatory developments related to the manufacture or continued use of its products; availability of sufficient supplies to either purchase or manufacture its products; its ability to produce sufficient quantities of its products; and the ability of physicians to properly utilize its products and avoid excessive levels of radiation to patients.  Any material adverse developments with respect to the commercialization of any such products may adversely affect revenues and may cause the Company to continue to incur losses in the future.

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

If the Company markets products, the Company likely will rely on third parties, such as commercial air courier companies, to deliver the products, and on other third parties to package the products in certain specialized packaging forms requested by customers.  The Company thus would be subject to the risk that these third parties may mishandle its product, which could result in material adverse effects, particularly given the radioactive nature of some of the products.

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

The Company’s future growth is largely dependent upon its ability to develop new technologies that achieve market acceptance with appropriate margins.

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

The Company’s future success may depend, in part, on its ability to enter into and maintain collaborative relationships with one or more third parties, the collaborator’s strategic interest in the Company’s products and the Company’s products under development, and the collaborator’s ability to successfully market and sell any such products.  The Company intends to pursue collaborative arrangements regarding the marketing and sales of its products; however, it may not be able to establish or maintain such collaborative arrangements, or if it is able to do so, the Company’s collaborators may not be effective in marketing and selling its products.  To the extent that the Company decides not to, or is unable to, enter into collaborative arrangements with respect to the sales and marketing of its products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise.  To the extent that the Company depends on third parties for marketing and distribution, any revenues received by the Company will depend upon the efforts and results of such third parties, which may or may not be successful.

The Company may pursue strategic acquisitions that may have an adverse impact on its business.

Executing the Company’s business strategy may involve pursuing and consummating strategic transactions to acquire complementary businesses or technologies.  In pursuing these strategic transactions, even if the Company does not consummate them, or in consummating such transactions and integrating the acquired business or technology, the Company may expend significant financial and management resources and incur other significant costs and expenses.  There is no assurance that any strategic transactions will result in additional revenues or other strategic benefits for the Company’s business.  The Company may issue the Company’s stock as consideration for acquisitions, joint ventures or other strategic transactions, and the use of stock as purchase consideration could dilute the interests of its current stockholders.  In addition, the Company may obtain debt financing in connection with an acquisition.  Any such debt financing may involve restrictive covenants relating to capital-raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and pursue business opportunities, including potential acquisitions.  In addition, such debt financing may impair the Company’s ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from the Company’s operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to the Company for other purposes.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002.  The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2014 and 2015, the Company’s internal control over financial reporting was ineffective. This material weakness was first identified in the Company’s Form 10-K/A amended annual report for the year ended December 31, 2008. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports.  Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2014 and 2015.  See Item 9A of this Form 10-K report.  The Company needs to hire additional qualified accounting personnel in order to resolve this material weakness.  The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

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

The Company’s common stock is listed on the OTC Bulletin Board. Failure to develop or maintain a more active trading market may negatively affect the value of the Company’s common stock, may deter some potential investors from purchasing the Company’s common stock or other equity securities, and may make it difficult or impossible for stockholders to sell their shares of common stock.

The Company’s average daily volume of shares traded for the years ended December 31, 2015 and 2014 was 40,392,679 and 20,161,465, respectively.  Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

RISKS RELATED TO THE COMPANY’S COMMON STOCK

The Company’s outstanding securities, the stock or securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 1,999,998,519 shares of common stock outstanding on May 13, 2016.  The Company also had outstanding on that date derivative securities consisting of options, warrants, and convertible notes that if they had been exercised and converted in full on May 13, 2016, would have resulted in the issuance of up to 1,470,077,392 additional shares of common stock.  However the Company has been in negotiations with some of the holders of convertible notes and has successfully reached agreements, subsequent to December 31, 2015, with some of the note holders that would reduce the 1,470,077,392 additional shares of common stock by 680,233,376 shares of common stock. The issuance of shares upon the exercise of options or the conversion of convertible notes may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding common stock.  See Item 13 of this Form 10-K report regarding its convertible notes.  Additionally, the Company has outstanding notes that if not prepaid by specific dates entitle the holder to convert the principal and accrued interest into common stock at 61% of an average trading price of the Company’s common stock prior to conversion as provided in the notes. See Note 11 of the Notes to its Financial Statements included in this Form 10-K report. The issuance of some or all of those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders. That agreement also provides for stock compensation for consulting services. The existence and terms of these derivative securities and other obligations may make it more difficult for the Company to raise additional capital through the sale of stock or other equity securities.

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

The Company’s authorized common stock is insufficient to meet its obligations

As of December 31, 2015 there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding options, warrants and convertible debt into common stock. As a result, the Company recorded a liability in the amount of $852,091, offset by $852,091 of equity. There are ongoing discussions with some of the Company’s lenders regarding alternatives to rectify the situation. There can be no assurance that a reasonable outcome will be reached.

The Company’s outstanding securities, the stock or securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 1,999,998,519 shares of common stock outstanding on May 13, 2016.  The Company also had outstanding on that date derivative securities consisting of options, warrants, and convertible notes that if they had been exercised and converted in full on May 13, 2016, would have resulted in the issuance of up to 1,1470,077,392 additional shares of common stock without factoring in the par value limitation as required under Delaware law.  The issuance of shares upon the exercise of options or the conversion of convertible notes may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding common stock.   See Item 13 of this Form 10-K report regarding its convertible notes.  Additionally, the Company has outstanding notes that if not prepaid by specific dates entitle the holder to convert the principal and accrued interest into common stock at 61% of an average trading price of the Company’s common stock prior to conversion as provided in the notes. See Note 11 of the Notes to its Financial Statements included in this Form 10-K report. The existence and terms of these derivative securities and other obligations may make it more difficult for the Company to raise additional capital through the sale of stock or other equity securities.

The Company, as a Delaware Corporation, is subject to the laws of that state.  Under Delaware law, the Company may not issue shares for a value less than par value.  Certain issuances that occurred in the fourth quarter of 2014 were issued in error below par value in violation of Delaware Law.  The Company intends to enforce the Delaware par value limitation, and to remedy any transactions that occurred below par in 2014. Under this limitation, the conversion and exercise floor would then consist of 1,313,292,440 shares and the Company anticipates that the convertible note holders will either deliver to the Company the excess shares, or deliver cash, or have any remaining principal and interest lowered by the equivalent dollar amount that is owed to the Company as a result of the excess shares issued to these holders.  The outcome and timing related to Company’s enforcement of the par value limitation on its convertible securities cannot be determined at this time.

The Company’s stock price is likely to be volatile.

For the year ended December 31, 2015, the reported low closing price for the Company’s common stock was $0.00014 per share, and the reported high closing price was $0.049 per share.  For the year ended December 31, 2014, the reported low closing price for the Company’s common stock was $0.0009 per share, and the reported high closing price was $0.12 per share.  There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early stage companies, particularly early stage medical product companies.  Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner.  These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions.  If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

The Company’s common stock is subject to the “Penny Stock” rules of the SEC and the trading market in its securities is limited, which makes transactions in its common stock cumbersome and may reduce the value of an investment in the Company’s stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker or dealer approve a person’s account for transactions in penny stocks and that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and must make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

The Company’s directors, executive officers and principal stockholders beneficially own approximately 3.3% of the Company’s common stock and 41.5% of the Company’s preferred shares, effectively owning 20.5% should all of the preferred be converted into common.

As a result of the Company issuing preferred stock, the rights of holders of the Company’s common stock and the value of the Company’s common stock may be adversely affected.

The Company’s board of directors is authorized to issue classes or series of preferred stock, without any action on the part of the stockholders.  The Company’s board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of its business, and other terms.  The Company has issued preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, and with respect to voting rights.  In accordance with that and with the issuance of preferred stock the voting rights the common stockholders voting rights have been diluted and it is possible that the rights of holders of the common stock or the value of the common stock has been adversely affected.

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

In January 2014, the Company entered into a 12-month lease for its corporate offices for a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a Director of the Company. The lease expired in December of 2014 however the Company continues to rent the space on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

There has been an ongoing dispute with the landlord, Rob and Maribeth Myers, regarding the Production Center rent.  During 2016 the Company reached a Settlement Agreement with regards to this dispute resulting in a payment of $438,830 for rent, interest, and costs.

There is an ongoing dispute with BancLease and Washington Trust Bank regarding application of lease payments to the principal loan amount for the linear accelerator, and the Company believes it has overpaid by approximately $300,000. At this time, the Company believes it will prevail in this matter however there can be no assurance as to the outcome of this event.

As of December 31, 2015 there was an insufficient amount of the Company’s authorized common stock to satisfy the number of shares that would have been required for the outstanding options, warrants and conversion of debts. As a result, the Company recorded a liability in the amount of $852,091, offset by $11,593 and $840,499 to Common Stock and Paid in Capital, respectively. There are ongoing discussions with some of the Company’s lenders regarding alternatives to rectify the situation.  There can be no assurance that a reasonable outcome can be reached.

In addition there are disputes related to approximately $180,000 principle worth of toxic notes. The Company believes it has affirmative defenses and is actively working to address these disputes.

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

	High	Low
2015
Quarter ended December 31	$0.0048	$0.0011
Quarter ended September 30	$0.0049	$0.0005
Quarter ended June 30	$0.0019	$0.0003
Quarter ended March 31	$0.0027	$0.0003

2014
Quarter ended December 31	$0.0034	$0.0002
Quarter ended September 30	$0.0300	$0.0026
Quarter ended June 30	$0.0500	$0.0200
Quarter ended March 31	$0.1200	$0.0500

Holders

As of May 13, 2016 there were 1,999,998,519 shares of common stock outstanding and approximately 200 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently does not have any compensation plan under which equity securities are authorized for issuance.  The Company has however granted and issued options and warrants to purchase and acquire shares of its common stock.  The following table sets forth information as of December 31, 2015 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders	5,135,000	$0.15	-
Total	5,135,000(1)	$0.15(1)	-

(1)	While there are no equity compensation plans in general, the Company does have individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

Recent Sales of Unregistered Securities

During the months of October, November, and December 2015, the Company issued 10,000 Series A preferred shares for $10,000.

During the months of October, November, and December 2015, the Company issued 207,833 Series A preferred shares in exchange for $47,700 of convertible debt, $9,812 of accrued interest, and loan fees on $1,360,413 of convertible debt.

During the months of October, November, and December 2015, the Company issued 521,797 Series A preferred shares in exchange for $262,500 of accrued payroll to the Company's CEO and CFO, $370,197 of accounts payable, and $334,880 of consulting services.

Subsequent to the Period Covered by this Report

In the months of January through May 2016 the Company settled $1,742,082 in convertible notes plus $110,880 of accrued interest in exchange for a combination of $120,000 cash, 504,852 Series A Preferred shares, and $500,000 common stock warrants.

In the months of January through May 2016 the Company received $528,000 cash in exchange for 8% convertible notes due June 30, 20116.

In the months of January through May 2016 the Company received $159,695 cash in exchange for 10%, one year, promissory notes.

In the months of January through May 2016 the Company issued 53,840 Series A Preferred shares as loan fees on $673,000 of convertible notes.

In the months of January through May 2016 the Company issued 3,064,397 shares of unrestricted common stock in exchange for warrants related to debt raised in 2015.

In the months of January through May 2016 the Company received $221,853 in exchange for 221,853 Series A Preferred shares.

ITEM 6. SELECTED FINANCIAL DATA.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with the Company’s financial statements and the notes presented herein.  In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of the risk factors set forth above in Item 1A and other factors discussed in this Form 10-K report.

Results of Operations

Comparison for the Year Ended December 31, 2015 and December 31, 2014

The following table sets forth information from the Company’s statements of operations for the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues	$24,108	$24,108

Operating expenses	2,601,718	1,979,129

Operating loss	(2,557,610)	(1,955,021)

Non-operating income (expenses)	8,810,296	(16,153,685)

Net income (loss)	$6,232,686	$(18,108,706)

Revenue

Consulting revenue was $24,108 for the year ended December 31, 2015 and 2014.  Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2015 and 2014 were $2,601,718 and $1,979,129, respectively. The increase in operating expenses from 2014 to 2015 can be attributed largely to professional fees ($741,375 for the twelve months ended December 31, 2015 versus $530,797 for the twelve months ended December 31, 2014), research and development ($149,650 for the twelve months ended December 31, 2015 versus $44,268 for the twelve months ended December 31, 2014), and general and administrative expenses ($944,653 for the twelve months ended December 31, 2015 versus $401,295 for the twelve months ended December 31, 2014). These increases were partially offset by decreases to stock options and warrants granted ($80,635 for the twelve months ended December 31, 2015 versus $232,748 for the twelve months ended December 31, 2014), depreciation and amortization expense ($5,672 for the twelve months ended December 31, 2015 versus $11,992 for the twelve months ended December 31, 2014), sales and marketing expenses ($0 for the twelve months ended December 31, 2015 versus $1,300 for the twelve months ended December 31, 2014), and in payroll expenses ($679,259 for the twelve months ended December 31, 2015 versus $755,625 for the twelve months ended December 31, 2014).

Operating expenses for the twelve months ended December 31, 2015 and 2014 consists of the following:

	Twelve months ended December 31, 2015	Twelve months ended December 31, 2014
Cost of materials	$474	$1,104
Depreciation and amortization expense	5,672	11,992
Professional fees	741,375	530,797
Stock options and warrants granted	80,635	232,748
Payroll expenses	679,259	755,625
Research and development	149,650	44,268
General and administrative expenses	944,653	401,295
Sales and marketing expense	-	1,300
	$2,601,718	$1,979,129

Non-Operating Income (Expense)

Non-operating income (expense) for the twelve months ended December 31, 2015 varied from the twelve months ended December 31, 2014 primarily due to an decrease in loss on settlement of debt from $(638,491) in 2014 versus $3,562,067 gain on settlement of debt in 2015, a $(10,566,120) loss on derivative liability in 2014 versus a $7,887,025 gain on derivative liability in 2015, and an increase in income from grants from $0 in 2014 versus $21,010 in 2015. These were partially offset by an increase of interest expense from $2,458,322 in 2014 versus $2,659,806 in 2015.

Non-Operating income (expense) for the twelve months ended December 31, 2015 and 2014 consists of the following:

	Twelve months ended December 31, 2015	Twelve months ended December 31, 2014
Interest expense	$(2,659,806)	$(2,458,322)
Net gain (loss) on settlement of debt	3,562,067	(638,491)
Recognized income from grants	21,010	-
Loss on derivative liability	7,887,025	(10,566,120)
	$8,8810,296	$(16,153,685)

Income from Grants

On September 1, 2015, the Company received notification it had been awarded from Washington State University, $42,019 grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”. The Company received $21,010 of the total grand award in December 2015.

Net Loss

The Company’s net income (loss) for the twelve months ended December 31, 2015 and 2014 was $6,232,686 and $(18,108,706), respectively, as a result of the items described above.

Liquidity and Capital Resources

At December 31, 2015, the Company had negative working capital of $9,755,129, as compared to $20,222,303 at December 31, 2014.  During the twelve months ended December 31, 2015 the Company experienced negative cash flow from operations of $1,193,105 and it expended $0 for investing activities while adding $1,371,934 of cash flows from financing activities.  As of December 31, 2015, the Company had $0 commitments for capital expenditures.

Cash used in operating activities increased from $1,135,926 for the twelve month period ending December 31, 2014 to $1,193,105 for the twelve month period ending December 31, 2015.  Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss on preferred and common stock and stock options and warrants issued for services and other expenses and the penalties resulting from short term debt, offset by the net gain and the gain realized from derivative liabilities and settlement of debt. Cash provided from financing activities increased from $1,136,129 for the twelve month period ending December 31, 2014 to $1,371,934 for the twelve month period ending December 31, 2015. The increase in cash provided from financing activities was primarily a result of increase in proceeds from convertible debt along with payments on convertible debt, and a decrease in proceeds from the exercise of options and warrants.

The Company has generated material operating losses since inception.  The Company has incurred a net gain of $6,232,686 for the twelve months ended December 31, 2015, and a net loss of $18,108,706 for the twelve months ended December 31, 2014.  The Company expects to continue to experience net operating losses.  Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.  The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company.  If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

The Company requires funding of at least $1.5 million per year to maintain current operating activities. Over the next 12-24 months, the Company believes it will cost approximately $5 million to $10 million to fund: (1) the FDA approval process and initial deployment of the brachytherapy products and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel.  The principal variables in the timing and amount of spending for the brachytherapy products in the next 12-24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

Although the Company is seeking the foregoing funding and have engaged in numerous discussions with potential finders, investment bankers and investors with respect to the initial portion thereof, the Company has not received firm commitments for the required funding. Based upon its discussions, the Company anticipates that if the Company is able to obtain the funding required to retire outstanding debt, pay past due payables and maintain its current operating activities that the terms thereof will be materially dilutive to existing shareholders.

The recent economic events, including the inherent instability and volatility in global capital markets, as well as the lack of liquidity in the capital markets, could impact its ability to obtain financing and its ability to execute its business plan. The Company believes healthcare institutions will continue to purchase the medical solutions that it distributes.

Contractual Obligations (payments due by period as of December 31, 2015)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
License Agreement with Battelle Memorial Institute	$75,000	$22,500	$25,000	$25,000	$25,000 per year
Corporate Office Lease – begins January 1, 2014	$18,000	$18,000	$-	$-	$-

According to the debt service coverage ratio computation, at December 31, 2014 the Company was not in compliance with the minimum debt service coverage ratio stipulated in the loan covenants of a capital lease, accordingly the Company recorded the entire value of the leases as a current value at December 31, 2014.  This obligation was paid in full as of December 31, 2015.

In January 2014, the Company entered into a new 12-month lease for its corporate offices for a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a Director of the Company. During the year ended December 31, 2014 the Company incurred rent expenses for this facility totaling $18,000. The Company continued to rent this facility in 2015 on a month-to-month basis. The Company incurred $18,000 rent expenses for this facility for the twelve months ended December 31, 2015.

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

License Fees

License fees are stated at cost, less accumulated amortization. Amortization of license fees is computed using the straight-line method over the estimated economic useful life of the asset.

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Patents and Intellectual Property

The Company has a total $35,482 and $35,482 of capitalized patents and intellectual property costs at December 31, 2015 and 2014, respectively.

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

Revenue for the fiscal years ended December 31, 2015 and 2014 consisted of Consulting Revenue. The Company recognizes revenue as Consulting services have been performed. Prepayments, if any, received from customers prior to the services being performed are recorded as deferred revenue. In these cases, when the services are performed, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2015 and 2014, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 19, 2016 (the “Resignation Date”) HJ & Associates, LLC (“HJ”) resigned as the independent registered public accounting firm for Advanced Medical Isotope (the “Company”). January 19, 2016, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from HJ to Haynie & Company was approved unanimously by our Board of Directors.

The reports of HJ on the Company’s financial statements for the two most recent fiscal years did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through the Resignation Date, there were (i) no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of HJ, would have caused HJ to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2015, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2015, the Company’s internal control over financial reporting was ineffective.  In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow.  To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of directors and executive officers

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
James C. Katzaroff	59	CEO and Chairman
L. Bruce Jolliff	66	Chief Financial Officer
Carlton M. Cadwell	71	Director
Thomas J. Clement	59	Director

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

Identification of Significant Employees and Consultants

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

Alan E. Waltar, Ph.D., Chairman of Scientific Advisory Board.  Dr. Waltar served as director of Nuclear Energy for the Pacific Northwest National Laboratory (PNNL) in Richland, Wash. Since 2004, he has continued his affiliation with PNNL as a Senior Advisor. Waltar’s other professional appointments include director of International Programs at Advanced Nuclear Medical Systems; manager of various Fast Reactor Safety and Fuels Organizations of Westinghouse Hanford Company; and as professor and department head of Nuclear Engineering at Texas A&M University.

His other teaching experience includes stints at the Joint Center for Graduate Study in Richland Wash., the University of Virginia, and Los Alamos National Laboratory. Formerly the president of the American Nuclear Society, Waltar has served on a number of international nuclear science and radiation panels, societies, and committees. He is the author of three books: Fast Breeder Reactors, America the Powerless: Facing Our Nuclear Energy Dilemma, and Radiation and Modern Life: Fulfilling Marie Curie’s Dream, and has penned over 70 open literature papers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s common stock to file with the SEC initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4, and an annual statement of beneficial ownership on Form 5.  Such executive officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2015, all the executive officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

The Company’s board of directors has not adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because of the Company’s limited number of executive officers and employees that would be covered by such a code and the Company’s limited financial resources.  The Company anticipates that it will adopt a code of ethics after it increases the number of executive officers and employees and obtain additional financial resources.

Audit Committee and Audit Committee Financial Expert

As of the date of this report, the Company has not established an audit committee, and therefore, the Company’s board of directors performs the functions that customarily would be undertaken by an audit committee.  The Company’s board of directors during 2015 was comprised of three directors, two of whom the Company has determined satisfied the general independence standards of the Nasdaq listing requirements.  See Item 13 of this Form 10-K report.  However, under Nasdaq listing and SEC requirements, a member of an audit committee of a listed issuer, in addition to satisfying those independence standards, cannot be an “affiliated person” of the issuer, which depends in part upon the amount of beneficial ownership such member has of the issuer’s stock. The Company has determined that the Company’s independent directors during 2015 did not satisfy this additional requirement.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2015 and 2014 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Total ($)

James C. Katzaroff	2015	$250,000	(1)	$-		$-	$-		$250,000
CEO and Chairman	2014	$250,000	(2)	$-		$-	$-		$250,000

L. Bruce Jolliff	2015	$180,000	(3)	$11,357	(5)	$-	$-		$190,357
CFO	2014	$180,000	(4)	$20,400	(5)	$-	$-	(a)	$200,400

(1) Of this amount $150,000 was exchanged for 100,000 Series A Preferred Shares and $75,144 was not paid in 2015, but was accrued as of December 31, 2015.

(2) Of this amount $138,502 was not paid in 2014, but was accrued as of December 31, 2014.

(3) Of this amount $112,500 was exchanged for 75,000 Series A Preferred shares.

(4) Of this amount, $62,896 was not paid in 2014, but was accrued as of December 31, 2014.

(5) Mr. Jolliff received the additional $11,357 2015 and $20,400 2014 to compensate for additional duties performed that were not originally contemplated.

Narrative Disclosure to Summary Compensation Table

The Company has an employment agreement with the Company’s CFO, L. Bruce Jolliff that determines the compensation paid to him.  The Company’s Chief Executive Officer, James C. Katzaroff, does not have a written employment agreement and therefore no structured amount or schedule of pay, however his projected rate of pay is $250,000 and so accruals were made for his compensation in 2015 and 2014 to bring his recorded salary to $250,000.  In 2015 Mr. Katzaroff received $24,856, exchanged $150,000 for 100,000 Series A Preferred shares, and an additional $75,144 was accrued as of December 31, 2015. In 2014 Mr. Katzaroff received $111,498 and an additional $138,502 was accrued as of December 31, 2014.

The Company paid bonuses to certain employees based on their performance, the Company’s need to retain such employees, and funds available.  All bonus payments were approved by the Company’s board of directors.

Employment Agreement with L. Bruce Jolliff

Mr. Jolliff has a May 2007 employment agreement with the Company which provides for a salary of $100,000 per year which was increased January 1, 2012 to $156,000, and was again adjusted beginning January 1, 2013 to $180,000. In 2015 Mr. Jolliff received $67,500, and exchanged $112,500 for 75,000 Series A Preferred shares. In 2014 Mr. Jolliff received $117,104 and an additional $62,896 was accrued as of December 31, 2014. The Company may terminate the agreement without cause at any time upon 30 days’ written notice.  Upon termination, the Company will pay Mr. Jolliff a severance allowance of two month’s salary.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth all outstanding equity awards held by the Company’s Named Executive Officers as of the end of last fiscal year.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James C. Katzaroff	250,000	-	$0.15	2/11/2016
James C. Katzaroff	3,250,000	-	$0.15	2/11/23

L. Bruce Jolliff	200,000	-	$0.15	2/11/2016

Additional Narrative Disclosure

During February 2013, the Company granted James C. Katzaroff and L. Bruce Jolliff, each, an option to purchase 250,000 shares of the Company’s common stock and 200,000 shares of the Company’s common stock, respectively. All options issued in February 2013 had an exercise price of $0.20 per share and were fully vested and expire on February 11, 2016.  The quoted market price of the common stock at the time of issuance of the options was $0.19 per share. During November 2013, due to the decrease in market price for the Company stock, and in order to provide proper incentive to retain Executive Officers, the Company reduced the exercise price for these options to $0.15, with all other terms of the options remaining the same.

During February 2013, the Company granted James C. Katzaroff an option to purchase 3,250,000 shares of the Company’s common stock. All options issued in February 2013 had an exercise price of $0.20 per share and 800,000 of the options were fully vested and expired on February 11, 2023.  The remaining 2,450,000 of the options are to vest ratably over the next twenty-four months and expire on February 11, 2023. The quoted market price of the common stock at the time of issuance of the options was $0.19 per share. During November 2013, due to the decrease in market price for the Company stock, and in order to provide proper incentive to retain Executive Officers, the Company reduced the exercise price for these options to $0.15, with all other terms of the options remaining the same. These options are to be reset.

Retirement, Pension, Profit Sharing or Insurance Plans

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Employment Agreement with Significant Employee

Employment Agreement with Dr. Fu Min-Su

In January 2008, the Company entered into a five-year employment agreement with Dr. Fu Min-Su pursuant to which the Company agreed to pay Dr. Fu Min-Su an annual salary equal to $90,000, which was increased to $95,000 on January 1, 2010, to$110,000 on January 1, 2011, and to $125,000 effective June 1, 2016.

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

Compensation of Directors

The following table sets forth information regarding compensation earned by the Company’s non-employee directors for the year ended December 31, 2015.  Mr. Clement became a director effective September 6, 2012. Mr. Katzaroff is not included in this table because his compensation is included in the Summary Executive Compensation table and he received no compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Carlton M. Cadwell	$-	$-	$-	$-
Thomas J. Clement	$-	$-	$-	$-

The following table sets forth, for each of the Company’s non-employee directors who served during 2015, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2015:

	Outstanding	Outstanding
	Stock	Stock
Name	Awards (#)	Options (#)
Carlton M. Cadwell	-	250,000
Thomas J. Clement	-	125,000

During November 2013, the Company granted Mr. Cadwell and Mr. Clement options to purchase 250,000 shares of common stock and 125,000 shares of common stock, respectively, at an exercise price of $0.15 per share. The options are fully vested and expire February 11, 2016.

In 2015 the shareholders approved the Company’s 2015 OMNIBUS SECURITIES AND INCENTIVE PLAN, a copy of which is included in the Exhibits. This plan has been adopted in order to provide an incentive to attract and retain officers, directors, key employees, consultants, and independent contractors, and to further align the interests of the Eligible Recipients with the interests of the Company and its shareholders.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of The Company’s Common Stock

The following table sets forth, as of May 13, 2016, the number of shares of Common Stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s Common Stock, (ii) the Company’s directors, (iii) the Company’s executive officers, both of whom are named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group.  As of May 13, 2016, there were 1,999,997,740 shares outstanding and up to 10,510,314 shares issuable upon exercise of outstanding options and conversion of outstanding convertible securities, assuming exercise and conversion occurred as of that date, for a total of 2,010,508,054 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	21,529,907	1.1%

Carlton M. Cadwell(3)	54,783,093	2.7%

James C. Katzaroff(4)	6,915,834	0.3%

Thomas J. Clement	-	-%

L. Bruce Jolliff	4,233,333	0.2%

All Current Directors and Executive Officers as a group (5 individuals)	65,932,260	3.3%

(1)	The address of each of the beneficial owners above is c/o Advanced Medical Isotope Corporation, 1021 N. Kellogg Street, Kennewick, WA 99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on May 13, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on May 13, 2016, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and upon exercise of the options. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Mr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	The beneficial ownership of Carlton M. Cadwell includes the shares beneficially owned by the Cadwell Trust, as such shares may also be deemed to be beneficially owned by Mr. Cadwell. The beneficial ownership of Mr. Cadwell also includes 7,260,314 shares deemed un-issuable due to the lack of available shares but will be issued once sufficient shares are available.

(4)	Includes 3,500,000 shares issuable under options held by Mr. Katzaroff.

Beneficial Ownership of The Company’s Preferred Stock

The following table sets forth, as of May 13, 2016, the number of shares of Preferred Stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s Common Stock, (ii) the Company’s directors, (iii) the Company’s executive officers, both of whom are named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group.  As of May 13, 2016, there were 2,397,840 shares outstanding and up to 326,728 shares issuable upon exercise of outstanding options and conversion of outstanding convertible securities, assuming exercise and conversion occurred as of that date, for a total of 2,724,568 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	148,309	9.1%

Carlton M. Cadwell(3)	899,634	55.3%

James C. Katzaroff	126,740	7.9%

Thomas J. Clement	-	-%

L. Bruce Jolliff	104,700	6.4%

All Current Directors and Executive Officers as a group (5 individuals)	1,131,074	69.5%

(1)	The address of each of the beneficial owners above is c/o Advanced Medical Isotope Corporation, 1021 N. Kellogg Street, Kennewick, WA 99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on May 13, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on May 13, 2016, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and upon exercise of the options. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Mr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	The beneficial ownership of Carlton M. Cadwell includes the shares beneficially owned by the Cadwell Trust, as such shares may also be deemed to be beneficially owned by Mr. Cadwell.

Changes in Control

The Company does not know of any arrangements, including any pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from related parties

Beginning in December, 2008, the Company has obtained financing from Carlton M. Cadwell, one of our directors and a beneficial owner of more than 10% of the Company’s common stock, in transactions which involved the Company’s issuance of convertible notes and common stock. On September 4, 2015 the Company exchanged $1,414,100 of convertible notes plus $810,538 of accrued interest into 148,311 of Series A Preferred shares and another $2,224,466 of convertible notes plus $889,838 of accrued interest into 207,620 of Series A Preferred shares. Additionally the Company exchanged the remaining $906,572 of convertible notes plus $148,960 accrued interest into a $1,055,532 demand note, 8% interest rate, due on demand at any time after March 31, 2017. Such note was converted into 73,546 Series A Preferred shares on May 19, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014 were $156,000 ($71,000 was to HJ & Associates, LLC and $85,000 was to Haynie & Company) and $132,000 (all was to HJ & Associates, LLC), respectively.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2015 and 2014 were $3,000 and $2,000, respectively, all of which was paid to HJ & Associates, LLC. These fees related to the preparation of federal income tax returns.

All Other Fees

There were no other fees billed for products or services provided by the Company’s principal accountant during the fiscal years ended December 31, 2015 and 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1. Financial Statements.  The Advanced Medical Isotope Corporation Balance Sheets as of December 31, 2015 and 2014, the Statements of Operations for the years ended December 31, 2015 and 2014, the Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and December 31, 2014, and the Statements of Cash Flows for the years ended December 31, 2015 and 2014, together with the notes thereto and the report of HJ & Associates, LLC as required by Item 8 are included in this 2015 Annual Report on Form 10-K as set forth in Item 8 above.

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

Exhibit
Number	Description
3.1	Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3	Articles and Certificate of Merger of HHH Entertainment Inc. and Savage Mountain Sports Corporation, dated April 3, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.4	Articles and Certificate of Merger of Earth Sports Products Inc. and Savage Mountain Sports Corporation, dated May 11, 2000 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.5	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.6	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.7	Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).
3.8	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series A Convertible Preferred Stock”, consisting of 2,500,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed June 30, 2015 (incorporated by reference to Exhibit 3.4).
3.9	Certificate of Amendment to the Certificate of Incorporation increasing the authorized series of “Series A Convertible Preferred Stock” to 5,000,000 shares, filed June 31, 2016 (incorporated by reference to Exhibit 3.5).
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.3	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.4	Employment Agreement dated May 16, 2007 with Leonard Bruce Jolliff (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.5	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.6	Employment Agreement dated January 15, 2008 with Dr. Fu-Min Su (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.7	Master Lease Agreement dated September 20, 2007 between BancLeasing, Inc. and Advanced Medical Isotope Corporation, and related documents (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A filed on December 2, 2011).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. - continued

10.8		Lease Agreement dated July 17, 2007 between Robert L. and Maribeth F. Myers and Advanced Medical Isotope Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A filed on December 2, 2011).
10.9		Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.10		Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.11		Memorandum of Agreement for Strategic Relationship dated August 19, 2011 between Advanced Medical Isotope Corporation and Spivak Management Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.12	*	2015 Omnibus Securities and Incentive Plan
31.1	*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350 (4)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: May 25, 2016	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 25, 2016	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chief Executive Officer, Director and Chairman (Principal Executive Officer)

Date: May 25, 2016	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 25, 2016	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Director

Advanced Medical Isotope Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Advanced Medical Isotope Corporation

We have audited the accompanying balance sheet of Advanced Medical Isotope Corporation as of December 31, 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Isotope Corporation as of December 31, 2015 , and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, used significant cash in support of its operating activities, and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operations for the foreseeable future. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company

Salt Lake City, Utah

May 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Advanced Medical Isotope Corporation

We have audited the accompanying balance sheet of Advanced Medical Isotope Corporation as of December 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Isotope Corporation as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC

Salt Lake City, Utah

April 15, 2015

Advanced Medical Isotope Corporation

Balance Sheets

	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$179,032	$203
Prepaid expenses	26,211	21,710
Inventory	8,475	8,475
Total current assets	213,718	30,388

Fixed assets, net of accumulated depreciation	4,420	8,753

Other assets:
License fees, net of amortization	-	1,339
Patents and intellectual property	35,482	35,482
Debt issuance costs	-	13,917
Deposits	644	644
Total other assets	36,126	51,382

Total assets	$254,264	$90,523

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,284,759	$1,461,028
Accrued interest payable	229,246	1,656,763
Payroll liabilities payable	298,900	309,160
Convertible notes payable, net	1,788,384	600,569
Derivative liability	4,235,016	11,502,380
Related party convertible notes payable, net	-	4,430,204
Related party promissory note	1,280,450	-
Current portion of capital lease obligations	-	39,481
Liability for lack of authorized shares	852,091	253,106
Total current liabilities	9,968,847	20,252,691

Total liabilities	9,968,846	20,252,691

Commitments and contingencies

MEZZANINE EQUITY

Preferred stock, $.001 par value, 20,000,000 shares authorized Series A preferred stock, $.001 par value, 2,500,000 shares authorized; 1,627,000 and - shares issued and outstanding, respectively	4,617,052	-
Total mezzanine equity	4,617,052	-

Stockholders’ equity (deficit):
Common stock, $.001 par value; 2,000,000,000 shares authorized; 1,996,934,122 and 1,705,382,554 shares issued and outstanding, respectively	1,996,934	1,705,382
Paid in capital	31,685,977	32,379,681
Accumulated deficit	(48,014,545)	(54,247,231)
Total stockholders’ equity (deficit)	(14,331,634)	(20,162,168)

Total liabilities and stockholders’ equity (deficit)	$254,264	$90,523

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation

Statements of Operations

	Year ended
	December 31,
	2015	2014
Consulting Revenues	$24,108	$24,108

Operating expenses
Cost of materials	474	1,104
Sales and marketing expenses	-	1,300
Depreciation and amortization expense	5,672	11,992
Professional fees	741,375	530,797
Stock options granted and warrant expense	80,635	232,748
Payroll expenses	679,259	755,625
Research and development	149,650	44,268
General and administrative expenses	944,653	401,295
Total operating expenses	2,601,718	1,979,129

Operating loss	(2,577,610)	(1,955,021)

Non-operating income (expense):
Interest expense	(2,659,806)	(2,458,322)
Gain/(loss) on settlement of debt	3,562,067	(638,491)
Grant income	21,010	-
Gain (loss) on derivative liability	7,887,025	(10,566,120)
Loss on warrant modification	-	(2,490,752
Non-operating income (expense), net	8,810,296	(16,153,685

Income (loss) before Income Taxes	6,232,686	(18,108,706)

Income tax provision	-	-

Net income (loss)	$6,232,686	$(18,108,706)

Earnings (loss) per common share	$0.003	$(0.057)

Weighted average number of common shares outstanding	1,850,546,690	319,269,230

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation

Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2013	120,807,808	$120,807	$27,052,282	$(36,138,525)	$(8,965,436)

Common stock issued for:
Cash and exercise of options and warrants	362,170,813	362,171	(356,171)	-	6,000
Loan fees on convertible debt	4,136,769	4,137	540,760	-	544,897
Services	471,250	471	23,329	-	23,800
Debt conversion	1,219,736,775	1,219,737	2,381,183	-	3,600,920
Shares issued for services	989,899	987	31,976	-	32,963
Loss on warrant modification	-	-	2,490,752	-	2,490,752
Classified to liability due to lack of authorized shares	(2,927,760)	(2,928)	(250,178)	-	(253,106)
Stock based compensation	-	-	232,748	-	232,748
Beneficial conversion feature	-	-	233,000	-	233,000
Net loss	-	-	-	(18,108,706)	(18,108,706)

Balances at December 31, 2014	1,705,382,554	1,705,382	32,379,681	(54,247,231)	(20,162,168)

Common stock issued for:
Cash and exercise of options and warrants	199,500,000	199,500	(199,500)	-	-
Loan fees on convertible debt	4,332,554	4,333	2,054	-	6,387
Debt conversion	92,051,568	92,052	17,760	-	109,812
Classified to liability due to lack of authorized shares	(4,332,554)	(4,333)	(594,653)	-	(598,986)
Stock based compensation	-	-	80,635	-	80,635
Net income	-	-	-	6,232,686	6,232,686

Balances at December 31, 2015	1,996,934,122	$1,996,934	$31,685,977	$(48,014,545)	$(14,331,634)

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation

Statements of Cash Flow

	Year ended December 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$6,232,686	$(18,108,706)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of fixed assets	4,333	6,160
Amortization of licenses and intangible assets	1,339	5,832
Amortization of convertible debt discount	1,080,771	1,859,461
Amortization of prepaid expenses paid with stock	-	87,963
Amortization of debt issuance costs	13,917	62,419
(Gain) Loss on derivative liability	(7,887,025)	10,566,120
(Gain) Loss on settlement of debt	(3,562,067)	638,491
Preferred and common stock issued for services	334,880	23,800
Preferred and Common stock issued for loan fees	527,325	-
Loss on warrant modification	-	2,490,752
Stock based compensation	80,635	232,748
Penalties on notes payable	1,148,997	-
Changes in operating assets and liabilities:
Prepaid expenses	(4,501)	6,133
Accounts payable	151,607	239,964
Payroll liabilities	252,240	227,646
Accrued interest	431,758	524,991

Net cash used by operating activities	(1,193,105)	(1,135,926)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	(39,481)	(269,664)
Proceeds from convertible note	1,666,415	1,466,343
Debt issuance costs	-	(56,550)
Payments on convertible debt	-	(10,000)
Payments on short term debt	(255,000)	-
Proceeds from exercise of options and warrants	-	6,000

Net cash provided by financing activities	1,371,934	1,136,129

Net increase in cash	178,829	203
Cash, beginning of period	203	-

CASH, END OF PERIOD	$179,032	$203

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,920	$614
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Advanced Medical Isotope Corporation

Notes to Financial Statements

For the years ended December 31, 2015 and 2014

NOTE 1: BASIS OF PRESENTATION

Nature of Organization

Advanced Medical Isotope Corporation (the “Company,” “AMI” or “we”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation. AMI has authorized capital of 2,000,000,000 shares of Common Stock, $0.001 par value per share and 20,000,000 shares of Preferred Stock, $0.001 par value per share (ADMD: OTCQB).

AMI is a late stage radiation oncology focused medical device company engaged in the development of yttrium-90 based brachytherapy devices for the treatment of non-resectable tumors. Brachytherapy uses radiation to destroy cancerous tumors by placing a radioactive isotope inside or next to the treatment area. A prominent team of radiochemists, scientists and engineers, collaborating with strategic partners, including national laboratories, universities and private corporations, lead the Company’s development efforts. AMI has been recognized as a leader in the development of new isotope technologies by local, state and federal agencies. The Company’s overall vision is to globally empower physicians, medical researchers and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

Since late 2013, AMI has focused its resources on developing a proposed line of yttrium-90 based brachytherapy products for the treatment of non-resectable tumors and on endeavoring to secure FDA clearance with respect to the initial proposed brachytherapy product. AMI’s proposed brachytherapy products incorporate patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted AMI an exclusive license to patents covering these developments for manufacturing, processing and applications for medical isotopes (the “Battelle License”).

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

The Company anticipates a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. The Company may also require up to approximately $1.5 million to retire outstanding debt and past due payables, including certain convertible promissory notes totaling approximately $500,000 that are currently due and payable (“Outstanding Notes”), in the event these amounts are not converted or otherwise exchanged for equity securities.   Although no assurances can be given, management is currently negotiating with the holders of certain of the Outstanding Notes to restructure the principal and accrued interest currently due thereon.  In addition certain of the principal amount due under the Outstanding Notes may be reduced do to the offset of certain amounts resulting from the previous issuance of shares of common stock upon conversions of the Outstanding Notes, which issuances are voidable under the laws of the Company’s state of incorporation.

During the next 12-24 months the Company would like to spend approximately $5 million to $10 million of capital, if it can be raised, to fund: (1) the FDA approval process and initial deployment of the brachytherapy products and (2) initiate regulatory approval processes outside of the United States. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12-24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. In addition to selling equity or debt securities to fund product development, the Company may pursue potential licensing or strategic partnership arrangements for certain rights to its products or technologies.

As of December 31, 2015 the Company has $179,032 cash on hand. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and the Company’s current lease commitments that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

Assuming the Company is successful in the Company’s sales/development effort it believes that it will be able to raise additional funds through strategic agreements or the sale of the Company’s stock to either current or new stockholders. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2015 and December 31, 2014, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities:
Liability for lack of authorized shares	852,091	-	-	852,091
Derivative Liability	4,235,016	-	-	4,235,016
Total Liabilities Measured at Fair Value	$5,087,107	$-	$-	$5,087,107

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	11,502,380	-	-	11,502,380
Total Liabilities Measured at Fair Value	$11,502,380	$-	$-	$11,502,380

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

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000	(1)
2014	$7,500	(2)
2015	$10,000	(3)
2016 and each calendar year thereafter	$25,000

(1) Paid February, 2014
(2) Paid February, 2015
(3) Paid February, 2016

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

Calendar Year	Minimum Royalties per Calendar Year
2012	$-
2013	$5,000	(1)
2014	$7,500	(2)
2015	$10,000	(3)
2016 and each calendar year thereafter	$25,000

(1) Paid February, 2014
(2) Paid February, 2015
(3) Paid February, 2016

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $1,339, and $5,832 for the years ended December 31, 2015, and 2014, respectively.

Patents and Intellectual Property

No patent filing costs and intellectual property costs were capitalized during the twelve months ended December 31, 2015, and 2014. The Company evaluates the recoverability of intangible assets, including patents and intellectual property, on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

While patents are being developed or pending they are not being amortized.  Management has determined that the economic life of the patents to be 10 years and amortization, over such 10-year period and on a straight-line basis will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues. As of December 31, 2015, no amortization has begun.

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal year ended December 31, 2015 and December 31, 2014 consisted of Consulting Revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

On September 1, 2015, the Company received notification it had been awarded from Washington State University, $42,019 grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”. The Company received $21,010 of the total grand award in December 2015. For the twelve months ended December 31, 2014 no other grant money was received or recognized as revenues.

Earnings (Loss) Per Share

The Company accounts for its earnings (loss) per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Convertible debt	784,842,090	11,490,531,385
Preferred stock	1,627,000,000	-
Common stock options	5,135,000	8,785,000
Common stock warrants	679,100,306	2,310,770,115
Total potential dilutive securities	3,096,077,396	13,870,086,500

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

The Company incurred $149,650 and $44,268 research and development costs for the years ended December 31, 2015, and 2014, respectively, all of which were recorded in the Company’s operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. Tradeshow expenses incurred and not expensed as of the years ended December 31, 2015 and 2014 were $14,800 and $14,800, respectively. During the twelve months ended December 31, 2015 and 2014, the Company incurred $0 and $600 respectively, in advertising costs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of materials.

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

There had been an ongoing dispute with the landlord, Rob and Maribeth Myers, regarding the Production Center rent.  During 2016 the Company reached a Settlement Agreement with regards to this dispute resulting in a payment of $438,830 for rent, interest, and costs.

There is an ongoing dispute with BancLease and Washington Trust Bank regarding application of lease payments to the principal loan amount for the linear accelerator, and the Company believes it has overpaid by approximately $300,000. At this time, the Company believes it will prevail in this matter however there can be no assurance as to the outcome of this event.

In addition there are disputes related to approximately $180,000 principle worth of toxic notes. The Company believes it has affirmative defenses and is actively working to address these disputes.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2015 and 2014.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2015 and 2014.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2015 and 2014, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Production equipment	$1,938,532	$2,131,377
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,421,308	2,614,153
Less accumulated depreciation	(2,416,888)	(2,605,400)
	$4,420	$8,753

Depreciation expense for the above fixed assets for the years ended December 31, 2015 and 2014, respectively, was $4,332 and $6,160.

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
License Fee	$112,500	$112,500
Less accumulated amortization	(112,500)	(111,161)
	-	1,339
Patents and intellectual property	35,482	35,482
	$35,482	$36,821

Amortization expense for the above intangible assets for the years ended December 31, 2015 and 2014, respectively, was $1,339 and $5,832.

NOTE 5: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

The Company issued various shares of common stock and convertible promissory notes during the twelve months ended December 31, 2015 and 2014 to a director and major stockholder. The details of these transactions are outlined in Note 11: Stockholders’ Equity - Common Stock Issued for Convertible Debt.

Preferred Shares Issued to Officers

The Company received $43,000 combined from the CEO and CFO during the year 2015 in exchange for 8% Convertible Promissory Notes that were converted to 43,000 shares of Series A Preferred stock. Additionally the Company issued a total of 3,440 shares of Series A Preferred stock as loan fees.

The Company issued the CEO and CFO a combined total of 175,000 shares of Series A Preferred stock in exchange for a combined total of $262,500 of accrued and unpaid wages.

Rent Expenses

On July 17, 2007, the Company entered into a five year lease for its production center from a less than 5 percent shareholder. Subsequent to July 31, 2012 the Company was renting this space on a month to month basis at $11,904 per month. Effective January 1, 2015 the Company’s lease was terminated. There has been an ongoing dispute with the landlord, Rob and Maribeth Myers, regarding the Production Center rent.  During 2016 the Company reached a Settlement Agreement with regards to this dispute resulting in a payment of $438,830 for rent, interest, and costs.

The Company rents office space from a significant shareholder and director of the Company on a month to month basis with a monthly payment of $1,500.

Rental expense for the years ended December 31, 2015 and 2014 consisted of the following:

	Year ended December 31, 2015	Year ended December 31, 2014
Office and warehouse space	$155,306	$147,613
Corporate office	18,000	18,000
Total Rental Expense	$173,306	$165,613

NOTE 6: CAPITAL LEASE OBLIGATIONS

During September 2007, the Company obtained two master lease agreements for $1,875,000 and $631,000, with interest on both leases accruing at 8.6% annually, secured by equipment and personal guarantee of two of the major stockholders. These long-term agreements shall be deemed capital lease obligations for purposes of financial statement reporting. The purpose of the lease is to acquire a Pulsar 10.5 PET Isotope Production System plus ancillary equipment and facility.

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

The Company fully paid this capital lease obligations during the twelve months ending December 31, 2015 however there is an ongoing dispute with the lessor as the Company believes it has overpaid on its lease obligations.

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

Beginning in December, 2008, the Company has obtained financing from Carlton M. Cadwell, one of our directors and a beneficial owner of more than 10% of the Company’s common stock, in transactions which involved the Company’s issuance of convertible notes and common stock. On September 4, 2015 the Company exchanged $1,414,100 of convertible notes plus $810,538 of accrued interest into 148,311 of Series A Preferred shares and another $2,224,466 of convertible notes plus $889,838 of accrued interest into 207,620 of Series A Preferred shares. Additionally the Company exchanged the remaining $906,572 of convertible notes plus $148,960 accrued interest into a $1,055,532 demand note, 8% interest rate, due on demand at any time after March 31, 2017.

NOTE 8: CONVERTIBLE NOTES PAYABLE

As of December 31, 2015 and 2014 the Company had the following convertible notes outstanding:

	December 31, 2015		December 31, 2014
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $165,000 and $170,000 outstanding, net of debt discount of $0 and $0, respectively	$165,000	$69,712	$170,000	49,313(1)
October 2013 $97,700 Convertible Note, 8% interest, due April 2014, with a 12% original issue discount, $0 and $2,700 outstanding, net of debt discount of $0 and $0, respectively	-	-	2,700	6,713(2)
January 2014 $50,000 Convertible Note, 8% interest, due January 2015, $50,000 and $50,000 outstanding, net of debt discount of $0 and $0, respectively	50,000	7,682	46,291	3,693(3)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $10,990 and $10,990 outstanding, net of debt discount of $0 and $0, respectively	10,990	5,457	10,990	4,361(4)
February 2014 $46,080 Convertible Note, 10% interest, due February 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	2,358	-	2,358(5)
February 2014 $27,800 Convertible Note, 10% one-time interest, due February 2015, with a 10% original issue discount, $0 and $51,159 outstanding, net of debt discount of $0 and $49,626, respectively, settled remaining balance on September 30, 2015 for 5,000 shares of preferred and $20,000 cash payment due upon obtaining new financing	20,000	-	1,533	294(6)
March 2014 $50,000 Convertible Note, 10% interest, due March 2015, $36,961 and $36,961 outstanding, net of debt discount of $0 and $5,504, respectively	36,961	6,572	31,457	2,886(7)
March 2014 $165,000 Convertible Note, 10% interest, due April 2015, with a $16,450 original issue discount, $61,301 and $84,512 outstanding, net of debt discount of $0 and $15,236, respectively	61,301	24,109	77,521	14,328(8)
April 2014 $32,000 Convertible Note, 10% interest, due April 2015, $22,042 and $22,042 outstanding, net of debt discount of $0 and $7,710, respectively	22,042	3,034	14,332	835(9)
April 2014 $46,080 Convertible Note, 10% interest due April 2015, $5,419 and $5,419 outstanding, net of debt discount of $0 and $0, respectively	5,419	4,608	5,419	4,608(10)
May 2014 $42,500 Convertible Note, 8% interest, due February 2015, $0 and $21,215 outstanding, net of debt discount of $0 and $15,116, respectively	-	-	6,099	1,051(11)
May 2014 $55,000 Convertible Note, 12% interest, due May 2015, with a $5,000 original issue discount, $0 and $46,090 outstanding, net of debt discount of $0 and $24,315, respectively, settled May 1, 2015 for $100,000, $75,000 paid in cash and the remaining $25,000 as a 10% convertible debenture due May 31, 2016	25,000	1,836	21,775	3,385(12)
June 2014 $37,500 Convertible Note, 8% interest, due March 2015, $0 and $37,500 outstanding, net of debt discount of $0 and $13,340, respectively	-	-	27,211	1,652(13)
June 2014 $28,800 Convertible Note, 10% interest due June 2015, $28,800 and $28,800 outstanding, net of debt discount of $0 and $13,730, respectively	28,800	2,880	15,070	2,880(14)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $40,000 outstanding, net of debt discount of $0 and $19,398, respectively	40,000	6,049	20,602	2,060(15)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $38,689 and $38,689 outstanding, net of debt discount of $0 and $18,554, respectively	38,689	5,851	20,135	1,993(16)
June 2014 $56,092 Convertible Note, 16% interest, due July 2015, with a $5,000 original issue discount, $56,092 and $56,092 outstanding, net of debt discount of $0 and $27,815, respectively	56,092	13,462	28,277	4,512(17)
July 2014 $37,500 Convertible Note, 12% interest, due July 2015, $37,015 and $37,015 outstanding, net of debt discount of $0 and $20,737, respectively	37,015	6,377	16,278	1,947(18)
July 2014 $37,500 Convertible Note, 8% interest, due April 2015, $0 and $37,500 outstanding, net of debt discount of $0 and $13,587, respectively	-	-	23,913	1,447(19)
August 2014 $22,500 Convertible Note, 8% interest, due May 2015, $0 and $22,500 outstanding, net of debt discount of $0 and $9,488, respectively, on August 27, 2015 the Company settled all of its outstanding debt with this lender for the sum of $80,000 to be paid $20,000 at each of September 1, 2015, October 1, 2015, November 1, 2015, and December 1, 2015	-	-	13,012	725(20)
August 2014 $36,750 Convertible Note, 10% interest, due April 2015, $36,750 and $36,750 outstanding, net of debt discount of $0 and $20,588, respectively	36,750	5,538	13,995	1,873(21)
August 2014 $33,500 Convertible Note, 4% interest, due February 2015, with a $8,500 original issue discount, $33,500 and $33,500 outstanding, net of debt discount of $0 and $10,367, respectively	33,500	-	23,133	-(22)
September 2014 $37,500 Convertible Note, 12% interest, due September 2015, with a $5,000 original issue discount, $36,263 and $36,263 outstanding, net of debt discount of $0 and $25,927, respectively	36,263	5,576	10,336	1,236(23)
January 2015 $19,000 Convertible Note, 8% interest, due September 30, 2015, $19,000 and $0 outstanding, net of debt discount of $19,000 and $0, respectively	-	1,099	-	-(24)
January 2015 $12,500 Convertible Note, 8% interest, due September 30, 2015, $12,500 and $0 outstanding, net of debt discount of $12,500 and $0, respectively	-	723	-	-(25)
February 2015 $100,000 Convertible Note, 8% interest, due September 30, 2015, $100,000 and $0 outstanding, net of debt discount of $100,000 and $0, respectively	-	5,085	-	-(26)
February 2015 $25,000 Convertible Note, 8% interest, due September 30, 2015, $25,000 and $0 outstanding, net of debt discount of $25,000 and $0, respectively	-	1,619	-	-(27)
March 2015 $50,000 Convertible Note, 10% interest, due October 6, 2015, $0 and $0 outstanding, net of debt discount of $50,000 and $0, respectively	-	-	-	-(28)
March 2015 $20,000 Convertible Note, 8% interest, due September 30, 2015, $20,000 and $0 outstanding, net of debt discount of $20,000 and $0, respectively	-	820	-	-(29)
April 2015 $10,000 Convertible Note, 8% interest, due September 30, 2015, $10,000 and $0 outstanding, net of debt discount of $10,000 and $0 respectively	-	364	-	-(30)
April 2015 $25,000 Convertible Note, 8% interest, due September 30, 2015, $25,000 and $0 outstanding, net of debt discount of $25,000 and $0, respectively	-	910	-	-(31)
April 2015 $55,000 Convertible Note, 10% interest, due September 30, 2015, $55,000 and $0 outstanding, net of debt discount of $55,000 and $0, respectively	-	-	-	-(32)
July 2015 $15,000 Convertible Note, 8% interest, due September 30, 2015, $15,000 and $0 outstanding, net of debt discount of $15,000 and $0, respectively	-	291	-	-(33)
July 2015 $75,000 Convertible Note, 8% interest, due September 30, 2015, $75,000 and $0 outstanding, net of debt discount of $75,000 and $0, respectively	-	1,282	-	-(34)
August 2015 $7,500 Convertible Note, 8% interest, due September 30, 2015, $7,500 and $0 outstanding, net of debt discount of $7,500 and $0, respectively	-	49	-	-(35)
September 2015 $10,000 Convertible Note, 10% interest, due October 6, 2015, $10,000 and $0 outstanding, net of debt discount of $10,000 and $0, respectively	-	-	-	-(36)
September 2015 $25,000 Convertible Note, 10% interest, due September 30, 2015, $25,000 and $0 outstanding, net of debt discount of $25,000 and $0, respectively	-	178	-	-(37)
September 2015 $25,000 Convertible Note, 10% interest, due September 30, 2015, $25,000 and $0 outstanding, net of debt discount of $25,000 and $0, respectively	-	178	-	-(38)
September 2015 $25,000 Convertible Note, 8% interest, due September 30, 2015, $25,000 and $0 outstanding, net of debt discount of $25,000 and $0, respectively	-	33	-	-(39)
May through October 2015 $221,000 Convertible Notes, 8% interest, due September 30, 2015, $221,000 and $0 outstanding, net of debt discount of $221,000 and $0, respectively	-	5,633	-	-(40)
October through December 2015 $613,000 Convertible Notes, 8% interest, due June 30, 2016, $613,000 and $0 outstanding, net of debt discount of $560,913 and $0, respectively	52,087	2,519	-	-(41)
Penalties on notes in default	1,032,475	-	-	-
Total Convertible Notes Payable, Net	$1,788,384	$191,884	$600,079	$114,150

(1) Convertible Debt instruments accrue interest at an annual rate of 12% and a conversion price of $0.06.  The Convertible Debt instruments also include Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal.

During the twelve months ending December 31, 2014 the holders of the Convertible Debt instruments exercised their conversion rights and converted $10,000 and $2,160 of the outstanding principal and accrued interest balances.

During the twelve months ending December 31, 2015 the holders of the Convertible Debt instruments received a repayment of $5,000 and $0 of the outstanding principal and accrued interest balances.

NOTE 8: CONVERTIBLE NOTES PAYABLE - continued

During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $8,576 and principal of $10,000 and accrued interest of 2,160 was converted into shares of common stock (see Note 11: Stockholders’ Equity.  After conversions and amortization, principal totaled $170,000 and debt discount totaled $0 at December 31, 2014.  During the twelve months ending December 31, 2014 interest expense of $20,864 was recorded for the Convertible Debt Instruments. The $170,000 balance of the notes reached maturity during the year ended December 31, 2014 and are currently in default. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $0 and principal of $5,000 and accrued interest of $0 was repaid to the note holder. After repayments, conversions and amortization, principal totaled $165,000 and debt discount totaled $0 at December 31, 2015.  During the twelve months ending December 31, 2015 interest expense of $20,398 was recorded for the Convertible Debt Instruments. The $165,000 balance of the notes reached maturity during the year ended December 31, 2014 and are currently in default.

(2) During the twelve months ending December 31, 2014, total principal of $95,000 was converted into shares of common stock resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $2,700, debt discount totaled $0, and accumulated interest totaled $6,713.12 at December 31, 2014. The balance of the note reached maturity during the year ended December 31, 2014. During the twelve months ending December 31, 2015, interest expense of $215 was recorded for the note and the Company settled the $2,700 balance of the note and the $6,929 of accrued interest in exchange for 10,000 shares of Series A Preferred Stock.

(3) The Company borrowed $50,000 January 2014, due January 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $46,291. After amortization, principal totaled $50,000, debt discount totaled $3,709, and accumulated interest totaled $3,693 at December 31, 2014. During the twelve months ended December 31, 2015, total amortization was recorded in the amount of $0. After amortization, principal totaled $50,000, debt discount totaled $0. The Company accrued an additional $3,989 interest for the twelve months ended December 31, 2015. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(4) The Company borrowed $55,500 January 2014, due October 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (July 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $5,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability).  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $52,065. Also during the twelve months ending December 31, 2014, total principal of $44,510 was converted into shares of common stock (see Note 11: Stockholders’ Equity), resulting in a decrease to the debt discount of $7,565. After conversions and amortization, principal totaled $10,990, debt discount totaled $0, and accumulated interest totaled $4,361 at December 31, 2014. The Company accrued an additional $1,096 interest for the twelve months ended December 31, 2015. The balance of the note reached maturity during the year ended December 31, 2014 and is currently in default.

(5) The Company borrowed $50,000 February 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.07 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $26,503. Also during the twelve months ending December 31, 2015, total principal of $46,080 and accrued interest of $3,358 was converted into shares of common stock (see Note 11: Stockholders’ Equity), resulting in a decrease to the debt discount of $19,577. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $0 at December 31, 2015.

(6) The Company borrowed $27,800 February 2014, due February 2015, with a one-time interest charge of 10%.  The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $2,800 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.   Additionally, the holder of the note added a market price adjustment of $53,192 on the note due to delay in issuance of conversion shares. The Company increased the amount of the note by $53,192 and recorded a debt discount of $53,192.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $22,056.  Also during the twelve months ending December 31, 2014, total principal of $29,833 and accrued interest of $2,780 was converted into shares of common stock (see Note 11: Stockholders’ Equity), resulting in a decrease to the debt discount of $506. After conversions and amortization, principal totaled $51,159, debt discount totaled $49,626, and accumulated interest totaled $294 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $25,877 and an additional $0 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and was settled September 30, 2015 for 5,000 shares of Series A Preferred Stock having a stated value of $5.00 per share and $20,000 cash payment due upon the consummation of a debt or equity financing resulting in gross proceeds to the Company of at least $500,000.

(7) The Company borrowed $50,000 March 2014, due March 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (September 18, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $39,042. Also during the twelve months ending December 31, 2014, total principal of $13,039 and accrued interest of $727 was converted into shares of common stock (see Note 11: Stockholders’ Equity), resulting in a decrease to the debt discount of $5,454. After conversions and amortization, principal totaled $36,961, debt discount totaled $5,504, and accumulated interest totaled $2,886 at December 31, 2014.  During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $0 and an additional $3,686 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(8) The Company borrowed $165,000 March 2014, due April 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $15,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $165,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $120,417. Also during the twelve months ending December 31, 2014, total principal of $80,488 was converted into shares of common stock (see Note 11: Stockholders’ Equity), resulting in a decrease to the debt discount of $37,592. After conversions and amortization, principal totaled $84,512, debt discount totaled $6,991, and accumulated interest totaled $14,328 at December 31, 2014. During the twelve months ending December 31, 2015, total principal of $23,211 was converted into shares of common stock, resulting in a decrease to the debt discount of $6,991. After conversions and amortization, principal totaled $61,301, debt discount totaled $0, and accumulated interest totaled $24,109 at December 31, 2015. The balance of the note reached maturity during the year ended December 31, 2014 and is currently in default.

(9) The Company borrowed $32,000 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 1, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company recorded a debt discount of $32,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $21,216. Also during the twelve months ending December 31, 2014, total principal of $9,958 and accrued interest of $681 was converted into shares of common stock (see Note 11: Stockholders’ Equity), resulting in a decrease to the debt discount of $3,074. After conversions and amortization, principal totaled $22,042, debt discount totaled $7,710, and accumulated interest totaled $835 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $0 and an additional $2,198 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(10) The Company borrowed $46,080 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 11, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $30,094. Also during the twelve months ending December 31, 2014, total principal of $40,661 was converted into shares of common stock (see Note 11: Stockholders’ Equity), resulting in a decrease to the debt discount of $15,986. After conversions and amortization, principal totaled $5,419, debt discount totaled $0, and accumulated interest totaled $4,608 at December 31, 2015 and December 31, 2014. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(11) The Company borrowed $42,500 May 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (November 16, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $42,500 related to the conversion feature of the note, along with a derivative liability at inception.  Additionally, the note holder assed a $14,890 penalty due to the inability of the Company to provide conversion shares timely. The Company increased the amount of the note by $14,890 and recorded a debt discount of $14,890.  Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note.  During the twelve months ending December 31, 2014, total amortization was recorded in the amount of $32,535. Also during the twelve months ending December 31, 2014, total principal of $36,175 was converted into shares of common stock resulting in a decrease to the debt discount of $9,739. After conversions and amortization, principal totaled $21,215, debt discount totaled $15,116, and accumulated interest totaled $1,051 at December 31, 2014.  During the twelve months ending December 31, 2015, total principal of $8,510 was converted into shares of common stock resulting in a decrease to the debt discount of $15,116. This note, along with notes numbered 13, 19, and 20, was settled August 27, 2015 for $80,000 to be paid at $20,000 each September 1, 2015, October 1, 2015, November 1, 2015 and December 1, 2015. This settlement for these notes resulted in a reduction of notes payable of $110,205 and accrued interest payable of $10,319 offset by a new $80,000 note payable and a gain on debt restructuring of $40,523. All payments on the $80,000 remaining note were paid in full as of December 31, 2015.

(12) The Company borrowed $55,000 May 2014, due May 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 or 55% of the lowest trade price in the 25 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $30,685. Also during the twelve months ending December 31, 2014, total principal of $8,910 was converted into shares of common stock (see Note 11: Stockholders’ Equity), resulting in a decrease to the debt discount of $0. After conversions and amortization, principal totaled $46,090, debt discount totaled $24,315, and accumulated interest totaled $3,385 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $24,315 and an additional $2,131 of interest was accrued. This note was settled May 1, 2015 for $100,000, $75,000 paid in cash and the remaining $25,000 as a 10% convertible debenture due May 31, 2016. The $25,000 convertible debenture is convertible at 55% of the lowest close for the last 270 days prior to the conversion notice or $0.03, but not less than $0.001. This settlement resulted in a reduction to notes payable of $46,090 and accrued interest payable of $5,516, an increase to note payable of $100,000 and a resulting $48,394 loss on settlement of debt.

(13) The Company borrowed $37,500 June 2014, due March 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (December 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $27,211. After amortization, principal totaled $37,500, debt discount totaled $10,289, and accumulated interest totaled $1,652 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $10,289 and an additional $1,959 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015. This note, along with notes numbered 11, 19, and 20, was settled August 27, 2015 for $80,000 to be paid at $20,000 each September 1, 2015, October 1, 2015, November 1, 2015 and December 1, 2015. This settlement for these notes resulted in a reduction of notes payable of $110,205 and accrued interest payable of $10,319 offset by a new $80,000 note payable and a gain on debt restructuring of $40,524. All payments on the $80,000 remaining note were paid in full as of December 31, 2015.

 (14) The Company borrowed $28,800 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 20, 2014), to convert the note and accrued interest into common stock at a price per share equal to  the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $28,800 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $15,070. After amortization, principal totaled $28,800, debt discount totaled $13,730, and accumulated interest totaled $2,880 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $13,730 and an additional $0 of interest was accrued.

(15) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of the prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $20,602. After amortization, principal totaled $40,000, debt discount totaled $19,398, and accumulated interest totaled $2,060 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $19,398 and an additional $3,989 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(16) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any repayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $20,814. Also during the twelve months ending December 31, 2014, total principal of $1,311 was converted into shares of common stock (see Note 11: Stockholders’ Equity), resulting in a decrease to the debt discount of $632. After conversions and amortization, principal totaled $38,689, debt discount totaled $18,554, and accumulated interest totaled $1,993 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $18,554 and an additional $3,858 of interest was accrued.  The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(17) The Company borrowed $56,092 July 2014, due July 2015, with interest at 16%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $51,092 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $28,276. After amortization, principal totaled $56,092, debt discount totaled $27,815, and accumulated interest totaled $4,512 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $27,816 and an additional $8,950 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently in default.

(18) The Company borrowed $37,500 July 2014, due July 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 50% of the lowest of the lowest trading price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $16,483. Also during the twelve months ending December 31, 2014, total principal of $485 was converted into shares of common stock (see Note 11: Stockholders’ Equity), resulting in a decrease to the debt discount of $280. After conversions and amortization, principal totaled $37,015, debt discount totaled $20,737, and accumulated interest totaled $1,947 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $20,737 and an additional $4,430 of interest was accrued. The balance of the note reached full maturity during the quarter ended September 30, 2015 and is currently in default.

(19) The Company borrowed $37,500 July 2014, due April 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (January 5, 2015), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $37,500 related to the conversion feature, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $23,913. After amortization, principal totaled $37,500, debt discount totaled $13,587, and accumulated interest totaled $1,447 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $13,587 and an additional $1,959 of interest was accrued. This note, along with notes numbered 11, 13, and 20, was settled August 27, 2015 for $80,000 to be paid at $20,000 each September 1, 2015, October 1, 2015, November 1, 2015 and December 1, 2015. This settlement for these notes resulted in a reduction of notes payable of $110,205 and accrued interest payable of $10,319 offset by a new $80,000 note payable and a gain on debt restructuring of $40,524. All payments on the $80,000 remaining note are current as of November 20, 2015. All payments on the $80,000 remaining note were paid in full as of December 31, 2015.

(20) The Company borrowed $22,500 August 2014, due August 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (February 2, 2014), to convert the note and accrued interest into common stock at a price per share equal to 61% (representing a discount rate of 39%) of the average of the lowest five trading prices for the Common Stock during the ten trading day period ending one trading day prior to the date of Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment during the first sixty days is 130% of the outstanding amounts owed while the amount of the prepayment increases every subsequent thirty days to 135%, 140%, 145%, and 150% of the outstanding amounts owed.  The Company recorded a debt discount of $20,384 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $10,896. After amortization, principal totaled $22,500, debt discount totaled $9,488, and accumulated interest totaled $725 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $9,488 and an additional $890 of interest was accrued. This note, along with notes numbered 11, 13, and 19, was settled August 27, 2015 for $80,000 to be paid at $20,000 each September 1, 2015, October 1, 2015, November 1, 2015 and December 1, 2015. This settlement for these notes resulted in a reduction of notes payable of $110,205 and accrued interest payable of $10,319 offset by a new $80,000 note payable and a gain on debt restructuring of $40,524. All payments on the $80,000 remaining note were paid in full as of December 31, 2015.

(21) The Company borrowed $36,750 August 2014, due August 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (February 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the twenty five trading day period including the date of the Conversion Notice.  The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment is 145% of the outstanding amounts owed.  The Company recorded a debt discount of $36,750 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $13,995. After amortization, principal totaled $36,750, debt discount totaled $22,755, and accumulated interest totaled $1,873 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $22,755 and an additional $3,665 of interest was accrued. The balance of the note reached full maturity during the quarter ended September 30, 2015 and is currently in default.

(22) The Company borrowed $33,500 August 2014, due February 2015, with interest at 4%. The Company may prepay the note for a net payment of $33,500 at any time prior to November 27, 2014. After November 27, 2014, the holder has the right to refuse any further payments and to convert this note when it matures, February 27, 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% (represents a 40% discount) of the average three lowest trade prices in the 20 trading days previous to the conversion.  The note has an original issue discount of $6,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $32,807 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $22,520. After amortization, principal totaled $33,500, debt discount totaled $10,367, and accumulated interest totaled $0 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $10,367. The balance of the note reached full maturity during the quarter ended March 31, 2015 and is currently in default.

(23) The Company borrowed $37,500 September 2014, due September 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 55% (represents a 45% discount) of the lowest trade prices in the 15 trading days previous to the conversion.  The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note.  The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.  During the twelve months ended December 31, 2014, total amortization was recorded in the amount of $10,685. Also during the twelve months ending December 31, 2014, total principal of $1,238 was converted into shares of common stock resulting in a decrease to the debt discount of $888. After conversions and amortization, principal totaled $36,262, debt discount totaled $25,927, and accumulated interest totaled $1,236 at December 31, 2014. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $25,927 and an additional $4,341 of interest was accrued. The balance of the note reached full maturity during the quarter ended September 30, 2015 and is past due.

(24) The Company borrowed $19,000 January 2015, due September 2015, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at the end of September at a price per share of $1.  The Company issued the note holder 1,520 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $19,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $19,000 and accrued interest in the amount of $1,099 was recorded towards this note. As of December 31, 2015 this note was extinguished for 19,000 Series A Convertible Preferred Shares.

(25) The Company borrowed $12,500 January 2015, due September 2015, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at the end of September at a price per share of $1.  The Company issued the note holder 1,000 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $12,500 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $12,500 and accrued interest in the amount of $723 was recorded towards this note. As of December 31, 2015 this note was extinguished for 12,500 Series A Convertible Preferred Shares.

(26) The Company borrowed $100,000 February 2015, due September 2015, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at the end of September at a price per share of $1.  The Company issued the note holder 8,000 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $100,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $100,000 and accrued interest on the amount of $5,085 was accrued towards this note. As of December 31, 2015 this note was extinguished for 100,000 Series A Convertible Preferred Shares.

(27) The Company borrowed $25,000 February 2015, due September 2015, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at the end of September at a price per share of $1. The Company issued the note holder 2,000 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $25,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $25,000 and accrued interest in the amount of $1,619 was recorded towards this note. As of December 31, 2015 this note was extinguished for 25,000 Series A Convertible Preferred Shares.

(28) The Company borrowed $50,000 March 2015, due September 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into preferred stock at the end of the six months (September 19, 2015) at a price per share of $1.  The Company issued the note holder 10,000,000, $0.0015, one year warrants as a loan origination fee. The Company recorded a debt discount of $13,213 related to the warrants issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $13,213 and accrued interest in the amount of $3,060 was recorded towards this note. The balance of the note reached full maturity during the quarter ended September 30, 2015 however the note holder and the Company reached a settlement agreement November 13, 2015 and this note was paid in full as of December 31, 2015.

(29) The Company borrowed $20,000 March 2015, due September 2015, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at the end of September at a price per share of $1.  The Company issued the note holder 1,600 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $20,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $20,000 and accrued interest in the amount of $820 was recorded towards this note. As of December 31, 2015 this note was extinguished for 20,000 Series A Convertible Preferred Shares.

(30) The Company borrowed $10,000 April 2015, due September 2015, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at the end of September at a price per share of $1.  The Company issued the note holder 800 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $10,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $10,000 and accrued interest in the amount of $364 was recorded towards this note. As of December 31, 2015 this note was converted into 10,000 Series A Convertible Preferred Shares.

(31) The Company borrowed $25,000 September 2015, due October 2015, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at the end of September at a price per share of $1.  The Company issued the note holder 2,000 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $25,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $25,000 and accrued interest in the amount of $910 was recorded towards this note. As of December 31, 2015 this note was converted into 25,000 Series A Convertible Preferred Shares.

(32) The Company borrowed $55,000 April 2015, due October 2015, with interest at 10%. The Company may prepay the note for a net payment of $55,000 at any time. The holder of the note has the right at the end of the note (October 20, 2015), to convert the note and accrued interest into common stock at a price per share equal to the lesser of (i) forty percent (40%) (represents a 60% discount) of the lowest closing bid price of the Common Stock during the thirty (30) Trading Days prior to a conversion date, or (ii) the number of shares equal to the Conversion Price described in (i) above multiplied by a numerator equal to the highest closing price during the thirty (30) Trading Days prior to a conversion date and a denominator equal to the lowest closing bid price during the thirty (30) Trading Days prior to a conversion date.  However according to the Company’s Certificate of Incorporation and Delaware statute, the floor is at par value $0.001. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the six month life of the note.  During the twelve months ended December 31, 2015, total amortization was recorded in the amount of $55,000. The Company accrued an additional $3,484 interest for the twelve months ended December 31, 2015. The balance was paid in full as of December 31, 2015.

(33) The Company borrowed $15,000 July 2015, due September 2016, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at the end of September at a price per share of $1. The Company issued the note holder 1,200 Series A preferred shares as a loan origination fee.  The Company recorded a debt discount of $15,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $15,000 and accrued interest in the amount of $291 was recorded towards this note. As of December 31, 2015 this note was converted into 15,000 Series A Convertible Preferred Shares.

(34) The Company borrowed $75,000 July 2015, due January 2016, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1.  The Company issued the note holder 6,000 Series A preferred shares as a loan origination fee.  The Company recorded a debt discount of $75,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $75,000 and accrued interest in the amount of $1,282 was recorded towards this note. As of December 31, 2015 this note was converted into 75,000 Series A Convertible Preferred Shares.

(35) The Company borrowed $7,500 September 2015, due March 2016, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1.  The Company issued the note holder 600 Series A preferred shares as a loan origination fee.  The Company recorded a debt discount of $7,500 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $7,500 and accrued interest in the amount of $49 was recorded towards this note. As of December 31, 2015 this note was converted into 7,500 Series A Convertible Preferred Shares.

(36) The Company borrowed $10,000 September 2015, due September 2016, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1.  This note was paid in full as of December 31, 2015.

(37) The Company borrowed $25,000 September 2015, due September 2016, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1.  The Company issued the note holder 2,000 Series A preferred shares as a loan origination fee.  The Company recorded a debt discount of $25,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $25,000 and accrued interest in the amount of $178 was recorded towards this note. As of December 31, 2015 this note was converted into 25,000 Series A Convertible Preferred Shares.

(38) The Company borrowed $25,000 September 2015, due September 2016, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1.  The Company issued the note holder 2,000 Series A preferred shares as a loan origination fee.  The Company recorded a debt discount of $25,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note.  During the twelve months ending December 31, 2015 total amortization in the amount of $25,000 and accrued interest in the amount of $178 was recorded towards this note. As of December 31, 2015 this note was converted into 25,000 Series A Convertible Preferred Shares.

(39) The Company borrowed $25,000 September 2015, due September 2016, with interest at 8%. The holder of the note has the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1.  The Company issued the note holder 2,000 Series A preferred shares as a loan origination fee.  The Company recorded a debt discount of $25,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note. During the twelve months ending December 31, 2015 total amortization in the amount of $25,000 and accrued interest in the amount of $33 was recorded towards this note. As of December 31, 2015 this note was converted into 25,000 Series A Convertible Preferred Shares.

(40) The Company borrowed $221,000 May through October 2015, due June 2016, with interest at 8%. The holders of the notes have the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1.  The Company issued the note holder 17,680 Series A preferred shares as a loan origination fee.  The Company recorded a debt discount of $221,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note. During the twelve months ending December 31, 2015 total amortization in the amount of $221,000 and accrued interest in the amount of $5,802 was recorded towards these notes. As of December 31, 2015 these notes were converted into 221,000 Series A Convertible Preferred Shares.

(41) The Company borrowed $613,000 October through December 2015, due June 2016, with interest at 8%. The holders of the notes have the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1.  The Company issued the note holder 49,040 Series A preferred shares as a loan origination fee.  The Company recorded a debt discount of $613,000 related to the conversion feature, along with a derivative liability at inception.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the notes.  During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $52,087 and an additional $2,350 of interest was accrued.

As of December 31, 2015, certain convertible promissory notes described in this Note 10 not otherwise converted into common stock of the Company, totaling approximately $540,000, were due and payable (“Outstanding Notes”).   Although no assurances can be given, management is currently negotiating with the holders of certain of the Outstanding Notes to restructure the principal and accrued interest currently due and payable.  The principal amount due under certain of the Outstanding Notes may be reduced do to the offset of certain amounts resulting from the previous issuance of shares of common stock by the Company upon conversions of the Outstanding Notes, which were issued based on a conversion price below $0.001 per share.  The issuances are voidable under the laws of the State of Delaware, the Company’s state of incorporation.   The Company has issued a demand letter requiring the return to the Company of that number of shares of common stock issued upon conversion of Outstanding Notes equal to the value of the shares issued upon such conversion at a value below $0.001 per share (the “Excess Amount”).  In the event the holder of such shares fails to return the shares, the Company intends to unilaterally and without further action by the parties reduce the principal amount of the Outstanding Notes by the Excess Amount. However the Company recorded an additional $1,032,476 in penalties and interest accrued on these notes to reflect the potential that the Company would be unable to prevail in reducing the amount of the notes for the shares of common stock delivered below $0.001 per share and the Company was unable to negotiate a settlement with these note holders.

 NOTE 9: DERIVATIVE LIABILITY

During the years ending December 31, 2015 and 2014 the Company had the following activity in their derivative liability account:

	Warrants	Conversion Feature	Total
Derivative Liability at December 31, 2013	803,823	672,792	1.476.615
Derivative Liability Recorded on New Instruments	-	1,178,595	1,178,595
Elimination of Liability on Conversion	-	(1,718,950)	(1,718.950)
Change in Fair Value at Year End	460,106	10,106,014	10,566,120
Derivative Liability at December 31, 2014	1,263,929	10,238,451	11,502,380
Derivative Liability Recorded on New Instruments	-	698,705	698,705
Elimination of Liability on Conversion	-	(79,044)	(79,044)
Change in Fair Value at Year End	(549,528)	(7,337,497)	(7,887,025)
Derivative Liability at December 31, 2015	714,401	3,520,615	4,235,016

The Company uses the Black-Scholes pricing model to estimate fair value at inception and at each reporting date.  As of December 31, 2015 and 2014 the Company used the following assumptions in their Black-Scholes model:

	December 31, 2015		December 31, 2014
	Warrants	Conversion Feature	Warrants	Conversion Feature
Risk-free interest rate	0.65% - 1.31%	0.02% - 0.25%	0.67% - 1.65%	0.02% - 0.25%
Expected life in years	0.70 - 4.00	0.07 - 0.94	1.70 - 5.00	0.07 - 0.94
Dividend yield	0%	0%	0%	0%
Expected volatility	197.83% - 263.33%	279.01% - 555.60%	151.87% - 207.37%	279.01% - 555.60%

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

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryover	$8,007,900	$6,843,700
Depreciation	247,900	289,500
Related party accrual	113,400	627600
Capital Loss Carryover	5,500	5,500
Deferred tax liabilities	-	-
Valuation allowance	(8,374,700)	(7,768,300)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	December 31, 2015	December 31, 2014
Book income (loss)	$2,119,100	$(6,010,700)
Grant income	(7,100)	-
Depreciation	(41,500)	(54,300
Intangible asset impairment	-	-
Related party accrual	(516,100)	249,800
Meals and entertainment	1,600	1,200
Stock for services	113,900	8,100
Options expense	9,700	926,000
Non-cash interest expense	581,500	21,600
Other non-deductable expenses	(3,112,100)	4,400,400)
Valuation allowance	851,000	457,900
Income tax expense	$-	$-

At December 31, 2015, the Company had net operating loss carryforwards of approximately $23,553,000 that may be offset against future taxable income from the year 2016 through 2035.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Washington. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE 11: STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash and the Exercise of Options and Warrants

As of December 31, 2015 and 2014 there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding options, warrants and convertible debt into common stock. As a result the Company recorded a liability in the amount of $852,091, offset by $852,091 of equity for the period ending December 31, 2015 and $253,106, offset by $253,106 of equity for the period ending December 31, 2014. There are ongoing discussions with some of the Company’s lenders regarding alternatives to rectify the situation. There can be no assurance that a reasonable outcome will be reached.

In April 2014, the Company issued 130,435 restricted shares of its common stock shares in exchange for the cancellation of the warrants attached to the convertible notes received in July 2012.

During 2014, the Company issued 362,040,378 shares of common stock for cashless warrants exercise.

During 2015, the Company issued 199,500,000 shares of common stock for cashless warrants exercise.

Common Stock Issued for Services and Prepaid Services

During 2014 the Company issued 471,250 restricted shares of its common stock, representing $23,800, to a consultant for services.

Common Stock Issued for Loan Fees on Convertible Debt

During the year ending December 31, 2015 the Company exchanged a $375,000 convertible note issued to a major shareholder and $251,918 of accrued interest for 41,795 Series A Preferred Shares. The Company recognized interest expense of $25,274 and $37,500 in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in March 2009 to the Company’s major stockholder, who is also a Director. The Note matured in March of 2010, was extended by the note holder for another year until March, 2011, and another year until March, 2012, and another year until March, 2013, and another year until March, 2014, and another year until March, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share.  The value of the $100,000 debt plus the $0.31 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $74,603 toward the debt and $11,032 to the shares and $14,365 to the beneficial conversion feature.  The $11,032 value of the shares and the $14,365 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $25,397 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2010. During the year ending December 31, 2015 the Company exchanged this note and $64,712 of accrued interest for 10,981 Series A Preferred Shares. Additionally, $6,740 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

 The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in April 2009 to the Company’s major stockholder, who is also a Director. The Note matured in April of 2010, was extended by the note holder for another year until April, 2011, and extended again until April, 2012, and extended again until April, 2013, and extended again until April, 2014, and another year until April, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share.  The value of the $50,000 debt plus the $0.31 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $31,268 toward the debt and $6,140 to the shares and $12,592 to the beneficial conversion feature.  The $6,140 value of the shares and the $12,592 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt.  Interest expense of $18,732 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2010. During the year ending December 31, 2015 the Company exchanged this note and $31,973 of accrued interest for 5,465 Series A Preferred Shares. Additionally, $3,369 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 90,560 shares of its common stock and a convertible promissory note in the amount of $226,400 with interest payable at 10% per annum in September 2009 to the Company’s major stockholder, who is also a Director. The Note matured in September of 2010, was extended by the note holder for another year until September, 2011, and extended again until September 2012, and extended again until September 2013, and extended again until September 2014, and extended again until September 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.31 per share. The value of the $226,400 debt plus the $0.39 fair market value of the 90,560 shares at the date of the agreement was prorated to arrive at the allocation of the original $226,400 debt and the value of the 90,560 shares and the beneficial conversion feature.  The computation resulted in an allocation of $106,870 toward the debt and $30,552 to the shares and $88,978 to the beneficial conversion feature.  The $30,552 value of the shares and the $88,978 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $119,530 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $226,400 as of December 31, 2010. During the year ending December 31, 2015 the Company exchanged this note and $135,902 of accrued interest for 24,153 Series A Preferred Shares. Additionally, $15,260 and $22,640 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 66,000 shares of its common stock and a convertible promissory note in the amount of $155,000 with interest payable at 10% per annum in October 2009 to the Company’s major stockholder, who is also a Director. The Note matured in October of 2010, was extended by the note holder for another year until October, 2011, and extended another year to October 2012, and extended another year to October 2013, and extended another year to October 2014, and extended another year to October 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.51 per share. The value of the $155,000 debt plus the $0.51 fair market value of the 66,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $155,000 debt and the value of the 66,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $99,690 toward the debt and $27,655 to the shares and $27,655 to the beneficial conversion feature.  The $27,655 value of the shares and the $27,655 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $55,310 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $155,000 as of December 31, 2010. During the year ending December 31, 2015 the Company exchanged this note and $91,089 of accrued interest for 16,406 Series A Preferred Shares. Additionally, $10,447 and $15,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 80,000 shares of its common stock and a convertible promissory note in the amount of $200,000 with interest payable at 10% per annum in November 2009 to the Company’s major stockholder, who is also a Director. The Note matured in November of 2010, was extended by the note holder for another year until November, 2011, and extended another year until November 2012, and extended another year until November 2013, and extended another year until November 2014, and extended another year until November 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $200,000 debt plus the $0.59 fair market value of the 80,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $200,000 debt and the value of the 80,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $123,624 toward the debt and $38,188 to the shares and $38,188 to the beneficial conversion feature.  The $38,188 value of the shares and the $38,188 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $76,376 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $200,000 as of December 31, 2010, respectively. During the year ending December 31, 2015 the Company exchanged this note and $116,219 of accrued interest for 21,081 Series A Preferred Shares. Additionally, $13,479 and $20,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

 The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in December 2009 to the Company’s major stockholder, who is also a Director. The Note matured in December of 2010, was extended by the note holder for another year until December, 2011, and another year to December, 2012, and another year to December, 2013, and another year to December, 2014, and another year to December, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date.  At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.59 per share. The value of the $100,000 debt plus the $0.59 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature.  The computation resulted in an allocation of $61,812 toward the debt and $19,094 to the shares and $19,094 to the beneficial conversion feature.  The $19,094 value of the shares and the $19,094 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $38,188 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2010. During the year ending December 31, 2015 the Company exchanged this note and $57,370 of accrued interest for 10,491 Series A Preferred Shares. Additionally, $6,740 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in January 2010 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2011, was extended by the note holder for another year until January, 2012, and extended another year to January, 2013, , and another year to December, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.45 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $79,492 toward the debt and $15,254 to the shares and $5,254 to the beneficial conversion feature. The $15,254 value of the shares and the $5,254 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $20,508 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2011. During the year ending December 31, 2015 the Company exchanged this note and $56,219 of accrued interest for 10,415 Series A Preferred Shares. Additionally, $6,740 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in February 2010 to the Company’s major stockholder, who is also a Director. The Note matures in February of 2011, was extended by the note holder for another year until February, 2012, and extended another year to February, 2013, and extended another year to February, 2014 and extended another year to February, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.50 per share. The value of the $100,000 debt plus the $0.49 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $69,224 toward the debt and $16,388 to the shares and $14,388 to the beneficial conversion feature. The $16,388 value of the shares and the $14,388 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $30,776 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2011. During the year ending December 31, 2015 the Company exchanged this note and $55,479 of accrued interest for 10,365 Series A Preferred Shares. Additionally, $6,740 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 90,000 shares of its common stock and a convertible promissory note in the amount of $225,000 with interest payable at 10% per annum in March 2010 to the Company’s major shareholder, who is also a Director. The Note matures in March of 2011, was extended by the note holder for another year until March, 2012, and was extended by the note holder for another year until March, 2013, and was extended by the note holder for another year until March, 2014, and was extended by the note holder for another year until March, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity Date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $225,000 debt plus the $0.40 fair market value of the 90,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $225,000 debt and the value of the 90,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $162,932 toward the debt and $31,034 to the shares and $31,034 to the beneficial conversion feature. The $31,034 value of the shares and the $31,034 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $62,068 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $225,000 as of December 31, 2011. During the year ending December 31, 2015 the Company exchanged this note and $123,041 of accrued interest for 23,203 Series A Preferred Shares. Additionally, $15,164 and $22,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in April 2010 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2011, was extended by the note holder for another year until April, 2012, and was extended by the note holder for another year until April, 2013, and was extended by the note holder for another year until April, 2014, and was extended by the note holder for another year until April, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.40 per share. The value of the $50,500 debt plus the $0.40 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $36,568 toward the debt and $6,966 to the shares and $6,966 to the beneficial conversion feature. The $6,966 value of the shares and the $6,966 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $13,932 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,500 December 31, 2011. During the year ending December 31, 2015 the Company exchanged this note and $27,049 of accrued interest for 5,170 Series A Preferred Shares. Additionally, $3,404 and $5,050 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 22,880 shares of its common stock and a convertible promissory note in the amount of $57,200 with interest payable at 10% per annum in May 2010 to the Company’s major stockholder, who is also a Director. The Note matures in May of 2011, was extended by the note holder for another year until May, 2012, and extended by the note holder for another year until May, 2013, and extended by the note holder for another year until May, 2014, and extended by the note holder for another year until May, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.30 per share. The value of the $57,200 debt plus the $0.30 fair market value of the 22,880 shares at the date of the agreement was prorated to arrive at the allocation of the original $57,200 debt and the value of the 22,880 shares and the beneficial conversion feature. The computation resulted in an allocation of $44,942 toward the debt and $6,129 to the shares and $6,129 to the beneficial conversion feature. The $6,129 value of the shares and the $6,129 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $12,258 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $57,200 as of December 31, 2011. During the year ending December 31, 2015 the Company exchanged this note and $30,292 of accrued interest for 5,833 Series A Preferred Shares. Additionally, $3,855 and $5,720 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in June 2011 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2012 and was extended by the note holder for another year until June, 2013, and was extended by the note holder for another year until June, 2014, and was extended by the note holder for another year until June, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $50,000 debt plus the $0.22 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $41,912 toward the debt and $4,044 to the shares and $4,044 to the beneficial conversion feature. The $4,044 value of the shares and the $4,044 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $8,088 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2012. During the year ending December 31, 2015 the Company exchanged this note and $21,192 of accrued interest for 4,746 Series A Preferred Shares. Additionally, $3,370 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 10,000 shares of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in September 2011 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2012, and was extended by the note holder for another year until September 2013, and was extended by the note holder for another year until September 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $25,000 debt plus the $0.28 fair market value of the 10,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 10,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $19,964 toward the debt and $2,518 to the shares and $2,518 to the beneficial conversion feature. The $2,518 value of the shares and the $2,518 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,036 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,000 as of December 31, 2012. During the year ending December 31, 2015 the Company exchanged this note and $9,877 of accrued interest for 2,325 Series A Preferred Shares. Additionally, $1,685 and $2,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 40,346 shares of its common stock and a convertible promissory note in the amount of $100,866 with interest payable at 10% per annum in June 2011 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2012, and was extended by the note holder for another year until June, 2013, and was extended by the note holder for another year until June, 2014, and was extended by the note holder for another year until June, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $100,866 debt plus the $0.20 fair market value of the 40,346 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,866 debt and the value of the 40,346 shares and the beneficial conversion feature. The computation resulted in an allocation of $85,922 toward the debt and $7,472 to the shares and $7,472 to the beneficial conversion feature. The $7,472 value of the shares and the $7,472 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $14,944 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,866 as of December 31, 2012. During the year ending December 31, 2015 the Company exchanged this note and $42,170 of accrued interest for 9,536 Series A Preferred Shares. Additionally, $6,798 and $10,087 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

 The Company issued 40,280 shares of its common stock and a convertible promissory note in the amount of $100,700 with interest payable at 10% per annum in August 2011 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2012, and was extended by the note holder for another year until August 2013, and was extended by the note holder for another year until August 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.25 per share. The value of the $100,700 debt plus the $0.25 fair market value of the 40,280 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,700 debt and the value of the 40,280 shares and the beneficial conversion feature. The computation resulted in an allocation of $82,390 toward the debt and $9,155 to the shares and $9,155 to the beneficial conversion feature. The $9,155 value of the shares and the $9,155 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $18,310 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,700 as of December 31, 2012. During the year ending December 31, 2015 the Company exchanged this note and $40,390 of accrued interest for 9,406 Series A Preferred Shares. Additionally, $6,787 and $10,072 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 10,000 shares of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in September 2011 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2012, and was extended by the note holder for another year until September 2013, , and was extended by the note holder for another year until September 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $25,000 debt plus the $0.28 fair market value of the 10,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 10,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $19,964 toward the debt and $2,518 to the shares and $2,518 to the beneficial conversion feature. The $2,518 value of the shares and the $2,518 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,036 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $25,000 as of December 31, 2012. During the year ending December 31, 2015 the Company exchanged this note and $9,877 of accrued interest for 2,325 Series A Preferred Shares. Additionally, $1,685 and $2,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in September 2011 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2012, and was extended by the note holder for another year until September 2013, and was extended by the note holder for another year until September 2014, and was extended by the note holder for another year until September 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.28 per share. The value of the $50,000 debt plus the $0.28 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $39,928 toward the debt and $5,036 to the shares and $5,036 to the beneficial conversion feature. The $5,036 value of the shares and the $5,036 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $10,072 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2012. During the year ending December 31, 2015 the Company exchanged this note and $19,644 of accrued interest for 4,643 Series A Preferred Shares. Additionally, $3,370 and $5,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 6,000 shares of its common stock and a convertible promissory note in the amount of $15,000 with interest payable at 10% per annum in October 2011 to the Company’s major stockholder, who is also a Director. The Note matures in October of 2012, and was extended by the note holder for another year until October 2013, and was extended by the note holder for another year until October 2014, and was extended by the note holder for another year until October 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.22 per share. The value of the $15,000 debt plus the $0.22 fair market value of the 6,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $15,000 debt and the value of the 6,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $12,574 toward the debt and $1,213 to the shares and $1,213 to the beneficial conversion feature. The $1,213 value of the shares and the $1,213 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,426 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $15,000 as of December 31, 2012. During the year ending December 31, 2015 the Company exchanged this note and $5,807 of accrued interest for 1,387 Series A Preferred Shares. Additionally, $1,011 and $1,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in October 2011 to the Company’s major stockholder, who is also a Director. The Note matures in October of 2012, and was extended by the note holder for another year until October 2013, and was extended by the note holder for another year until October 2014, and was extended by the note holder for another year until October 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.24 per share. The value of the $100,000 debt plus the $0.24 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $82,482 toward the debt and $8,759 to the shares and $8,759 to the beneficial conversion feature. The $8,759 value of the shares and the $8,759 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $17,518 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2012. During the year ending December 31, 2015 the Company exchanged this note and $38,438 of accrued interest for 9,229 Series A Preferred Shares. Additionally, $6,740 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 42,200 shares of its common stock and a convertible promissory note in the amount of $105,500 with interest payable at 10% per annum in November 2011 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2012, and was extended by the note holder for another year until November 2013, was extended by the note holder for another year until November 2014, was extended by the note holder for another year until November 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.23 per share. The value of the $105,500 debt plus the $0.23 fair market value of the 42,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $105,500 debt and the value of the 42,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $87,724 toward the debt and $8,888 to the shares and $8,888 to the beneficial conversion feature. The $8,888 value of the shares and the $8,888 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $17,777 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $105,500 as of December 31, 2012. During the year ending December 31, 2015 the Company exchanged this note and $39,830 of accrued interest for 9,689 Series A Preferred Shares. Additionally, $7,110 and $10,552 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 45,440 shares of its common stock and a convertible promissory note in the amount of $113,600 with interest payable at 10% per annum in December 2011 to the Company’s major stockholder, who is also a Director. The Note matures in December of 2012, and was extended by the note holder for another year until December 2013, and was extended by the note holder for another year until December 2014, and was extended by the note holder for another year until December 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $113,600 debt plus the $0.10 fair market value of the 45,440 shares at the date of the agreement was prorated to arrive at the allocation of the original $113,600 debt and the value of the 45,440 shares and the beneficial conversion feature. The computation resulted in an allocation of $104,862 toward the debt and $4,369 to the shares and $4,369 to the beneficial conversion feature. The $4,369 value of the shares and the $4,369 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $8,738 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $113,600 as of December 31, 2012. During the year ending December 31, 2015 the Company exchanged this note and $41,799 of accrued interest for 10,360 Series A Preferred Shares. Additionally, $7,656 and $11,360 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

The Company issued 51,400 shares of its common stock and a convertible promissory note in the amount of $128,500 with interest payable at 10% per annum in January 2012 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2013, and was extended by the note holder for another year until December 2014, and was extended by the note holder for another year until December 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.15 per share. The value of the $128,500 debt plus the $0.15 fair market value of the 51,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $128,500 debt and the value of the 51,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $113,952 toward the debt and $7,274 to the shares and $7,274 to the beneficial conversion feature. The $7,274 value of the shares and the $7,274 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,212 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $128,500 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $46,154 of accrued interest for 11,644 Series A Preferred Shares. Additionally, $8,661 and $12,850 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015, and 2014, respectively.

The Company issued 48,600 shares of its common stock and a convertible promissory note in the amount of $121,500 with interest payable at 10% per annum in February 2012 to the Company’s major stockholder, who is also a Director. The Note matures in February of 2013, and was extended by the note holder for another year until February 2014, and was extended by the note holder for another year until February 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.16 per share. The value of the $121,500 debt plus the $0.16 fair market value of the 48,600 shares at the date of the agreement was prorated to arrive at the allocation of the original $121,500 debt and the value of the 48,600 shares and the beneficial conversion feature. The computation resulted in an allocation of $106,884 toward the debt and $7,308 to the shares and $7,308 to the beneficial conversion feature. The $7,308 value of the shares and the $7,308 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,133 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $121,500 December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $42,941 of accrued interest for 10,963 Series A Preferred Shares. Additionally, $8,189 and $12,150 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 46,000 shares of its common stock and a convertible promissory note in the amount of $115,000 with interest payable at 10% per annum in March 2012 to the Company’s major stockholder, who is also a Director. The Note matures in March of 2013, and was extended by the note holder for another year until March 2014, and was extended by the note holder for another year until March 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.14 per share. The value of the $115,000 debt plus the $0.14 fair market value of the 46,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $115,000 debt and the value of the 46,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $102,804 toward the debt and $6,098 to the shares and $6,098 to the beneficial conversion feature. The $6,098 value of the shares and the $6,098 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,796 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $115,000 December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $39,699 of accrued interest for 10,313 Series A Preferred Shares. Additionally, $7,751 and $11,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 53,120 shares of its common stock and a convertible promissory note in the amount of $132,800 with interest payable at 10% per annum in April 2012 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2013, and was extended by the note holder for another year until April 2014, and was extended by the note holder for another year until April 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $132,800 debt plus the $0.09 fair market value of the 53,120 shares at the date of the agreement was prorated to arrive at the allocation of the original $132,800 debt and the value of the 53,120 shares and the beneficial conversion feature. The computation resulted in an allocation of $123,570 toward the debt and $4,615 to the shares and $4,615 to the beneficial conversion feature. The $4,615 value of the shares and the $4,615 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,715 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $132,800 December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $45,079 of accrued interest for 11,859 Series A Preferred Shares. Additionally, $8,950 and $13,280 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 40,000 shares of its common stock and a convertible promissory note in the amount of $100,000 with interest payable at 10% per annum in April 2012 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2013, and was extended by the note holder for another year until April 2014, and was extended by the note holder for another year until April 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $100,000 debt plus the $0.10 fair market value of the 40,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,000 debt and the value of the 40,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $92,308 toward the debt and $3,846 to the shares and $3,846 to the beneficial conversion feature. The $3,846 value of the shares and the $3,846 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,566 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,000 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $33,452 of accrued interest for 8,897 Series A Preferred Shares. Additionally, $6,740 and $10,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 22,000 shares of its common stock and a convertible promissory note in the amount of $55,000 with interest payable at 10% per annum in May 2012 to the Company’s major stockholder, who is also a Director. The Note matures in May of 2013, and was extended by the note holder for another year until May 2014, and was extended by the note holder for another year until May 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.09 per share. The value of the $55,000 debt plus the $0.09 fair market value of the 22,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $55,000 debt and the value of the 22,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $51,178 toward the debt and $1,911 to the shares and $1,911 to the beneficial conversion feature. The $1,911 value of the shares and the $1,911 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,432 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $55,000 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $18,142 of accrued interest for 4,876 Series A Preferred Shares. Additionally, $3,707 and $5,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 28,000 shares of its common stock and a convertible promissory note in the amount of $70,000 with interest payable at 10% per annum in May 2012 to the Company’s major stockholder, who is also a Director. The Note matures in May of 2013, and was extended by the note holder for another year until May 2014, and was extended by the note holder for another year until May 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $70,000 debt plus the $0.10 fair market value of the 28,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $70,000 debt and the value of the 28,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $64,616 toward the debt and $2,692 to the shares and $2,692 to the beneficial conversion feature. The $2,692 value of the shares and the $2,692 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2,243 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $70,000 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $22,822 of accrued interest for 6,188 Series A Preferred Shares. Additionally, $4,718 and $7,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 24,000 shares of its common stock and a convertible promissory note in the amount of $60,000 with interest payable at 10% per annum in August 2012 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2013, and was extended by the note holder for another year until August 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.245 per share. The value of the $60,000 debt plus the $0.245 fair market value of the 24,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $60,000 debt and the value of the 24,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,290 toward the debt and $5,355 to the shares and $5,355 to the beneficial conversion feature. The $5,355 value of the shares and the $5,355 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $7,172 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $60,000 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $18,066 of accrued interest for 5,204 Series A Preferred Shares. Additionally, $4,044 and $6,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 58,000 shares of its common stock and a convertible promissory note in the amount of $145,000 with interest payable at 10% per annum in October 2012 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2013, and was extended by the note holder for another year until August 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.15 per share. The value of the $145,000 debt plus the $0.15 fair market value of the 58,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $145,000 debt and the value of the 58,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $128,585 toward the debt and $8,208 to the shares and $8,208 to the beneficial conversion feature. The $8,208 value of the shares and the $8,208 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $12,995 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $145,000 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $41,832 of accrued interest for 12,455 Series A Preferred Shares. Additionally, $9,773 and $14,500 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 44,000 shares of its common stock and a convertible promissory note in the amount of $110,000 with interest payable at 10% per annum in October 2012 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2013, and was extended by the note holder for another year until August 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.14 per share. The value of the $110,000 debt plus the $0.14 fair market value of the 44,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $110,000 debt and the value of the 44,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $98,334 toward the debt and $5,833 to the shares and $5,833 to the beneficial conversion feature. The $5,833 value of the shares and the $5,833 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $9,717 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $110,000 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $31,312 of accrued interest for 9,421 Series A Preferred Shares. Additionally, $7,414 and $11,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 5,000 shares of its common stock and a convertible promissory note in the amount of $12,500 with interest payable at 10% per annum in November 2012 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2013, and was extended by the note holder for another year until November 2014, and was extended by the note holder for another year until November 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.16 per share. The value of the $12,500 debt plus the $0.16 fair market value of the 5,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $12,500 debt and the value of the 5,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $10,996 toward the debt and $752 to the shares and $752 to the beneficial conversion feature. The $752 value of the shares and the $752 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,254 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $12,500 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $3,548 of accrued interest for 1,070 Series A Preferred Shares. Additionally, $842 and $1,250 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 60,000 shares of its common stock and a convertible promissory note in the amount of $150,000 with interest payable at 10% per annum in December 2012 to the Company’s major stockholder, who is also a Director. The Note matures in December of 2013, and was extended by the note holder for another year until December 2014, and was extended by the note holder for another year until December 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.18 per share. The value of the $150,000 debt plus the $0.18 fair market value of the 60,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $150,000 debt and the value of the 60,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $129,850 toward the debt and $10,075 to the shares and $10,075 to the beneficial conversion feature. The $10,075 value of the shares and the $10,075 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $18,470 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $150,000 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $40,685 of accrued interest for 12,712 Series A Preferred Shares. Additionally, $10,110 and $15,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 40,509 shares of its common stock and a convertible promissory note in the amount of $101,272 with interest payable at 10% per annum in January 2013 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2014, and was extended by the note holder for another year until January 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $101,272 debt plus the $0.17 fair market value of the 40,509 shares at the date of the agreement was prorated to arrive at the allocation of the original $101,272 debt and the value of the 40,509 shares and the beneficial conversion feature. The computation resulted in an allocation of $88,376 toward the debt and $6,448 to the shares and $6,448 to the beneficial conversion feature. The $6,448 value of the shares and the $6,448 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $534 and $12,362 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $101,272 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $26,580 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $6,825 and $10,129 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 16,400 shares of its common stock and a convertible promissory note in the amount of $41,000 with interest payable at 10% per annum in January 2013 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2014, and was extended by the note holder for another year until January 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.17 per share. The value of the $41,000 debt plus the $0.17 fair market value of the 16,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $41,000 debt and the value of the 16,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $35,780 toward the debt and $2,610 to the shares and $2,610 to the beneficial conversion feature. The $2,610 value of the shares and the $2,610 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $215 and $5,006 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $41,000 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $10,716 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $2,763 and $4,100 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in June 2013 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2014, and was extended by the note holder for another year until June 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.069 per share. The value of the $50,500 debt plus the $0.069 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $47,788 toward the debt and $1,356 to the shares and $1,356 to the beneficial conversion feature. The $1,356 value of the shares and the $1,356 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,243 and $1,469 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $50,500 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $11,179 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $3,404 and $5,052 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in July 2013 to the Company’s major stockholder, who is also a Director. The Note matures in July of 2014, and was extended by the note holder for another year until July 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.068 per share. The value of the $50,500 debt plus the $0.068 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $47,826 toward the debt and $1,337 to the shares and $1,337 to the beneficial conversion feature. The $1,337 value of the shares and the $1,337 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,447 and $1,227 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $50,500 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $10,861 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $3,404 and $5,053 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 20,000 shares of its common stock and a convertible promissory note in the amount of $50,000 with interest payable at 10% per annum in August 2013 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $50,000 debt plus the $0.10 fair market value of the 20,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,000 debt and the value of the 20,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,020 toward the debt and $980 to the shares and $0 to the beneficial conversion feature. The $980 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $575 and $405 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $50,000 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $10,452 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $3,370 and $5,001 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 20,200 shares of its common stock and a convertible promissory note in the amount of $50,500 with interest payable at 10% per annum in August 2013 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2014, and was extended by the note holder for another year until August 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $50,500 debt plus the $0.10 fair market value of the 20,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $50,500 debt and the value of the 20,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $49,510 toward the debt and $990 to the shares and $0 to the beneficial conversion feature. The $990 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $617 and $373 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $50,500 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $10,363 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $3,404 and $5,052 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 40,200 shares of its common stock and a convertible promissory note in the amount of $100,500 with interest payable at 10% per annum in September 2013 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2014, and was extended by the note holder for another year until September 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $100,500 debt plus the $0.10 fair market value of the 40,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $100,500 debt and the value of the 40,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $98,529 toward the debt and $1,971 to the shares and $0 to the beneficial conversion feature. The $1,971 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,353 and $618 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $100,500 as of December 31, 2013. During the year ending December 31, 2015 the Company exchanged this note and $19,852 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $6,773 and $10,052 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 12,000 shares of its common stock and a convertible promissory note in the amount of $30,000 with interest payable at 10% per annum in October 2013 to the Company’s major stockholder, who is also a Director. The Note matures in October of 2014, and was extended by the note holder for another year until October 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $30,000 debt plus the $0.10 fair market value of the 12,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $30,000 debt and the value of the 12,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $29,551 toward the debt and $449 to the shares and $0 to the beneficial conversion feature. The $449 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $90 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $29,641 as of December 31, 2013. Interest expense of $359 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $30,000 as of December 31, 2014. During the year ending December 31, 2015 the Company exchanged this note and $5,654 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $2,022 and $3,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 12,000 shares of its common stock and a convertible promissory note in the amount of $30,000 with interest payable at 10% per annum in November 2013 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2014, and was extended by the note holder for another year until November 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.12 per share. The value of the $30,000 debt plus the $0.12 fair market value of the 12,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $30,000 debt and the value of the 12,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $27,252 toward the debt and $1,374 to the shares and $1,374 to the beneficial conversion feature. The $1,374 value of the shares and the $1,374 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $340 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $27,592 as of December 31, 2013. Interest expense of $2,408 has been accrued and added to the note payable bringing the total debt balance related to this convertible promissory note to $30,000 as of December 31, 2014. During the year ending December 31, 2015 the Company exchanged this note and $5,408 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $2,022 and $3,000 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in December 2013 to the Company’s major stockholder, who is also a Director. The Note matures in December of 2014, and was extended by the note holder for another year until December 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.065 per share. The value of the $26,000 debt plus the $0.065 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $24,682 toward the debt and $659 to the shares and $659 to the beneficial conversion feature. The $659 value of the shares and the $659 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,268 and $50 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $26,000 as of December 31, 2014. During the year ending December 31, 2015 the Company exchanged this note and $4,459 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $1,752 and $2,600 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014 and 2013, respectively.

The Company issued 4,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in October 2013 from a stockholder holding less than 5% of the total shares outstanding. The Note matures in October of 2014, and was extended by the note holder for another year until October 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.10 per share. The value of the $10,000 debt plus the $0.10 fair market value of the 4,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $10,004 toward the debt and $196 to the shares and $0 to the beneficial conversion feature. The $196 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $180 and $16 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $10,000 as of December 31, 2014. Additionally, $614 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014. This note was paid in full in April 2014.

The Company issued 200,000 shares of its common stock and a convertible promissory note in the amount of $51,700 with interest payable at 12% per annum in December 2013 from a stockholder holding less than 5% of the total shares outstanding. The Note matures in December of 2014, and was extended by the note holder for another year until December 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. The value of the $51,700 debt plus the fair market value of the 200,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $51,700 debt and the value of the 200,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $0 toward the debt and $10,388 to the shares and $41,312 to the beneficial conversion feature. The $10,388 value of the shares and the $41,312 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. The Company settled this obligation, along with another obligation for an additional $51,700, with the note holder in July 2015 for a lump sum payment of $75,000 plus a balance of $25,000 which shall remain as a Convertible Debenture with a May 31, 2016 maturity date convertible at the lessor of 55% of the lowest previous 270 day bid price, or $0.03, but in no event less than the $0.001 par value.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in January 2014 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.095 per share. The value of the $26,000 debt plus the $0.095 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,048 toward the debt and $952 to the shares and $952 to the beneficial conversion feature. The $952 value of the shares and the $952 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,828 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $25,924 as of December 31, 2014. Interest expense of $76 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $26,000 as of September 3, 2015 at which time the Company exchanged this note and $4,238 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $1,752 and $2,490 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 200,000 shares of its common stock and a convertible promissory note in the amount of $51,700 with interest payable at 12% per annum in February 2014 from an unrelated party.  The Note matures in February of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. The value of the $51,700 debt plus the fair market value of the 200,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $51,700 debt and the value of the 200,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $0 toward the debt and $13,018 to the shares and $37,682 to the beneficial conversion feature. The $13,018 value of the shares and the $37,682 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. The Company settled this obligation, along with another obligation for an additional $51,700, with the note holder in July 2015 for a lump sum payment of $75,000 plus a balance of $25,000 which shall remain as a Convertible Debenture with a May 31, 2016 maturity date convertible at the lessor of 55% of the lowest previous 270 bid price, or $0.03, but in no event less than the $0.001 par value.

The Company issued 5,200 shares of its common stock and a convertible promissory note in the amount of $13,000 with interest payable at 10% per annum in April 2014 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.095 per share. The value of the $13,000 debt plus the $0.0372 fair market value of the 5,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $13,000 debt and the value of the 5,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $12,809 toward the debt and $191 to the shares and $0 to the beneficial conversion feature. The $191 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $135 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $12,945 as of December 31, 2014. Interest expense of $55 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $26,000 as of September 3, 2015 at which time the Company exchanged this note and $1,795 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $876 and $920 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

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

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in May 2014 to the Company’s major stockholder, who is also a Director. The Note matures in May of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.06 per share. The value of the $26,000 debt plus the $0.032 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,671 toward the debt and $329 to the shares and $0 to the beneficial conversion feature. The $329 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $204 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $25,875 as of December 31, 2014. Interest expense of $125 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $26,000 as of September 3, 2015 at which time the Company exchanged this note and $3,384 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $1,752 and $1,625 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in June 2014 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $26,000 debt plus the $0.02 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,794 toward the debt and $206 to the shares and $0 to the beneficial conversion feature. The $206 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $114 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $25,908 as of December 31, 2014. Interest expense of $92 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $26,000 as of September 3, 2015 at which time the Company exchanged this note and $3,163 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $1,752 and $1,410 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 8,000 shares of its common stock and a convertible promissory note in the amount of $20,000 with interest payable at 10% per annum in July 2014 to the Company’s major stockholder, who is also a Director. The Note matures in July of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $20,000 debt plus the $0.027 fair market value of the 8,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $20,000 debt and the value of the 8,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $19,786 toward the debt and $214 to the shares and $0 to the beneficial conversion feature. The $214 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $100 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $19,886 as of December 31, 2014. Interest expense of $14 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $20,000 as of September 3, 2015 at which time the Company exchanged this note and $2,274 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $1,348 and $900 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2014.5 and 2014, respectively

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in August 2014 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $26,000 debt plus the $0.014 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,855 toward the debt and $145 to the shares and $0 to the beneficial conversion feature. The $145 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $36 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $25,891 as of December 31, 2014. Interest expense of $109 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $26,000 as of September 3, 2015 at which time the Company exchanged this note and $2,735 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $1,752 and $975 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 9,200 shares of its common stock and a convertible promissory note in the amount of $23,000 with interest payable at 10% per annum in September 2014 to the Company’s major stockholder, who is also a Director. The Note matures in September of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $23,000 debt plus the $0.0046 fair market value of the 9,200 shares at the date of the agreement was prorated to arrive at the allocation of the original $23,000 debt and the value of the 9,200 shares and the beneficial conversion feature. The computation resulted in an allocation of $22,954 toward the debt and $46 to the shares and $0 to the beneficial conversion feature. The $46 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $4 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $22,958 as of December 31, 2014. Interest expense of $42 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $23,000 as of September 3, 2015 at which time the Company exchanged this note and $2,274 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $1,550 and $671 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 12,400 shares of its common stock and a convertible promissory note in the amount of $31,000 with interest payable at 10% per annum in October 2014 to the Company’s major stockholder, who is also a Director. The Note matures in October of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $31,000 debt plus the $0.0018 fair market value of the 12,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $31,000 debt and the value of the 12,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $30,978 toward the debt and $22 to the shares and $0 to the beneficial conversion feature. The $22 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $30,980 as of December 31, 2014. Interest expense of $20 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $31,000 as of September 3, 2015 at which time the Company exchanged this note and $2,752 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $2,089 and $96 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 10,400 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in November 2014 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $26,000 debt plus the $0.0007 fair market value of the 10,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 10,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,993 toward the debt and $7 to the shares and $0 to the beneficial conversion feature. The $7 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $25,994 as of December 31, 2014. Interest expense of $6 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $26,000 as of September 3, 2015 at which time the Company exchanged this note and $2,087 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $1,752 and $325 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014 respectively.

The Company issued 4,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in November 2014 to the Company’s major stockholder, who is also a Director. The Note matures in November of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.046 per share. The value of the $10,000 debt plus the $0.0004 fair market value of the 4,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $10,000 debt and the value of the 4,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $9,998 toward the debt and $2 to the shares and $0 to the beneficial conversion feature. The $2 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $2 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $10,000 as of December 31, 2014. During the year ending December 31, 2015 the Company exchanged this note and $775 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $674 and $167 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014, respectively.

The Company issued 2,813,360 shares of its common stock and a convertible promissory note in the amount of $35,800 with interest payable at 10% per annum in December 2014 to the Company’s major stockholder, who is also a Director. The Note matures in December of 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.0005 per share. The value of the $35,800 debt plus the $0.0003 fair market value of the 2,813,360 shares at the date of the agreement was prorated to arrive at the allocation of the original $35,800 debt and the value of the 2,813,360 shares and the beneficial conversion feature. The computation resulted in an allocation of $34,975 toward the debt and $825 to the shares and $0 to the beneficial conversion feature. The $825 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $30 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $35,005 as of December 31, 2014. Interest expense of $795 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $35,800 as of September 3, 2015 at which time the Company exchanged this note and $2,550 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017. Additionally, $2,413 and $149 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014 respectively.

The Company issued 1,539,221 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in January 2015 to the Company’s major stockholder, who is also a Director. The Note matures in January of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $26,000 debt plus the $0.0004 fair market value of the 1,539,221 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 1,539,221 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,399 toward the debt and $601 to the shares and $0 to the beneficial conversion feature. The $601 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $601 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $26,000 as of September 3, 2015 at which time the Company exchanged this note and $1,645 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017.

The Company issued 1,000,000 shares of its common stock and a convertible promissory note in the amount of $25,000 with interest payable at 10% per annum in February 2015 to the Company’s major stockholder, who is also a Director. The Note matures in February of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $25,000 debt plus the $0.0007 fair market value of the 1,000,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $25,000 debt and the value of the 1,000,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $24,319 toward the debt and $681 to the shares and $0 to the beneficial conversion feature. The $681 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $681 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $25,000 as of September 3, 2015 at which time the Company exchanged this note and $1,342 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017.

The Company issued 1,040,000 shares of its common stock and a convertible promissory note in the amount of $26,000 with interest payable at 10% per annum in February 2015 to the Company’s major stockholder, who is also a Director. The Note matures in February of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $26,000 debt plus the $0.0008 fair market value of the 1,040,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,000 debt and the value of the 1,040,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,194 toward the debt and $806 to the shares and $0 to the beneficial conversion feature. The $806 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $806 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $26,000 as of September 3, 2015 at which time the Company exchanged this note and $1,353 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017.

The Company issued 353,333 shares of its common stock and a convertible promissory note in the amount of $26,500 with interest payable at 10% per annum in April 2015 to the Company’s major stockholder, who is also a Director. The Note matures in April of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.003 per share. The value of the $26,500 debt plus the $0.003 fair market value of the 353,333 shares at the date of the agreement was prorated to arrive at the allocation of the original $26,500 debt and the value of the 353,333 shares and the beneficial conversion feature. The computation resulted in an allocation of $25,481 toward the debt and $1,019 to the shares and $0 to the beneficial conversion feature. The $1,019 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $1,019 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $26,500 as of September 3, 2015 at which time the Company exchanged this note and $1,060 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017.

The Company issued 400,000 shares of its common stock and a convertible promissory note in the amount of $10,000 with interest payable at 10% per annum in August 2015 to the Company’s major stockholder, who is also a Director. The Note matures in August of 2016. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.001 per share. The value of the $10,000 debt plus the $0.001 fair market value of the 400,000 shares at the date of the agreement was prorated to arrive at the allocation of the original $10,000 debt and the value of the 400,000 shares and the beneficial conversion feature. The computation resulted in an allocation of $9,615 toward the debt and $385 to the shares and $0 to the beneficial conversion feature. The $385 value of the shares and the $0 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $385 has been accrued and added to the total note balance bringing the total debt balance related to this convertible promissory note to $10,000 as of September 3, 2015 at which time the Company exchanged this note and $55 of accrued interest for a new promissory note that was rolled in together with multiple other notes and accrued interest for a total new note of $1,055,532, with interest of 8%, due on demand at any time after March 31, 2017.

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

 During 2015 the Company issued 92,051,568 shares of unrestricted common stock in exchange for convertible debt raised in 2014 resulting in a reduction in debt of $31,721, a reduction in derivative liability of $79,044 with an offset of $3,035 to debt discount and a $2,083 gain on extinguishment of debt.

Common Stock Options

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2013	10,350,000	$0.08-0.28	3.78 years	$-	$0.14

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(1,565,000)	$0.08-0.28	-		$0.13

Balance at December 31, 2014	8,785,000	$0.09-0.15	3.42 years	$-	$0.14

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(3,650,000)	$0.09-0.21	-		$0.12

Balance at December 31, 2015	5,135,000	$0.12-0.15	7.12 years	-	$0.15

Exercisable at December 31, 2015	5,135,000	$0.12-0.15	7.12 years	$-	$0.15

Common Stock Warrants

During the year ended December 31, 2014, the company granted 50,000,000 warrants to a convertible note holder due to the note holders’ inability to exercise its conversion option on an outstanding note due to the lack of authorized shares. The warrants have an exercise price of $0.001. 10,000,000 of the warrants expire September 11, 2016 and 40,000,000 of the warrants expire December 29, 2019.

During the year end December 31, 2014, the Company issued 375,000 warrants to purchase the Company’s common stock in conjunction with convertible debt (see Note 10: convertible Notes Payable), which resulted in a debt discount derivative liability (see Note 11: Derivative Liability) and loss on derivative being recorded upon issuance. The warrants have an exercise price of $0.046 and expire July 24, 2019. In February 2016 the Company reached a Settlement Agreement with the debtor to release the balance of the debt and all outstanding warrants in exchange for 71,000 restricted Series A preferred shares.

During the year ended December 31, 2014, the Company granted warrants to purchase the Company’s common stock in conjunction with a $350,000 convertible note. In addition to the warrants 532,009 shares of common stock were also issued with this convertible note. The number of exercise shares that the holder may purchase by exercising this warrant is equal to the quotient obtained by dividing the related convertible debenture original principal of $350,000 by the warrant exercise price. The exercise price is the lesser of the market value of these shares, which is defined as the mean market closing price over 10 trading days immediately prior to the notice date of exercise and $0.046. The value of the $350,000 debt plus the fair value of the warrants and the fair value of the common stock at the date of agreement was prorated to arrive at the allocation of the original $350,000 debt and the value of the warrants plus common stock. The computation resulted in allocation of $127,925 to the warrants and $10,619 to the common stock shares of the total value of the warrants and common stock of $128,543 was recorded as a debt discount and amortized to interest over the life of the note at December 31, 2014. The note was converted in full into shares of common stock and there was no exercise of the warrants. Following the terms of the agreement for exercise number of shares, the Company calculated 318,181,518 warrants outstanding. This number will fluctuate at each reporting period due to the fluctuating exercise of shares. These warrants expire May 15, 2017.

During the year ended December 31, 2014, the Company granted warrants to purchase the Company’s common stock in conjunction with two convertible notes with the same note holder. With the first convertible note, the number of warrant shares is equal to $85,000 divided by the market price, which is defined as the higher of the closing price of the common stock on the issuance date and the VWAP (volume weighted average price) of common stock for the two trading days prior to the exercise. Following these terms a total of 68,000,000 warrants were outstanding at December 31, 2014. These warrants expire March 31, 2019 and have an exercise price of $0.011. For the second note, the number of shares is calculated the same as the first except for the number of warrant shares is found by dividing $27,500 by the previously defined market price. Following the terms, a total of 22,000,000 warrants were outstanding at December 31, 2014. These warrants expire June 30, 2019 and have an exercise price of $0.011. In January 2016 the Company reached a Settlement Agreement with the debtor to release the balance of the debt and all outstanding warrants for $100,000 cash.

During April 2014, in accordance with  the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013, the courts ordered that 4,000,000 warrants and 1,183,333 warrants to purchase the Company’s common stock that were originally issued with an exercise price of $0.06 be modified to be 18,260,469  warrants with an exercise price of $0.046   The Company reports this change as a cancellation of the original warrants and an issuance of the new warrants.  Additionally, the April 2014 court order required the exercise of a total of 426,019 warrants to purchase common related to prior year warrant exercises.

During August, 2014 1,401,570 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 11,111,111 warrants with an exercise price of $0.0058.  The Company reports this change as a cancellation of the original warrants and an issuance of the new warrants.

During August, 2014 1,011,522 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 18,000,000 warrants with an exercise price of $0.00475.  The Company reports this change as a cancellation of the original warrants and an issuance of the new warrants.

During September, 2014 1,576,087 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 25,000,000 warrants with an exercise price of $0.0035.  The Company reports this change as a cancellation of the original warrants and an issuance of the new warrants.

During October, 2014 920,652 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 35,000,000 warrants with an exercise price of $0.00121.  The Company reports this change as a cancellation of the original warrants and an issuance of the new warrants.

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

During April 2014, in accordance with the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013, the court ordered that a separate warrant holder’s 550,000 warrants to purchase the Company’s common stock that were originally issued with an exercise price of $0.06 be modified to be 1,793,478  warrants with an exercise price of $0.046   The Company reports this change as a cancellation of the original warrants and an issuance of the new warrants.

During August, 2014, 1,793,478 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 14,218,007 warrants with an exercise price of $0.0058.  The Company reports this change as a cancellation of the original warrants and an issuance of the new warrants.

During April 2014, in accordance with the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013, a third warrant holder’s 1,500,000 warrants and 600,000 warrants to purchase the Company’s common stock that were originally issued with an exercise price of $0.15 be modified to be 3,750,000 warrants and 1,500,000 respectively, both with an exercise price of $0.06.  The Company reports this change as a cancellation of the original warrants and an issuance of the new warrants.

During August, 2014, 742,500 warrants to purchase the Company’s common stock with an exercise price of $0.06 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 18,000,000 warrants with an exercise price of $0.002475.  The Company reports this change as a cancellation of the original warrants and an issuance of the new warrants.

During September, 2014, 12,000,000 warrants to purchase the Company’s common stock with an exercise price of $0.002475 which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013 were exercised in a cashless exercise.  In accordance with the agreement, those warrants were modified to be 18,000,000 warrants with an exercise price of $0.00165.  The Company reports this change as a cancellation of the original warrants and an issuance of the new warrants.

During November and December of 2014, warrants, which were issued as part the December 31, 2012 convertible debt instrument, which included Additional Investment Rights that were exercised May 15, 2013, were exercised in a cashless exercise at prices below par.  Additionally, those warrants were further modified with an exercise price further below par.  The Company reported this change as a cancellation of the original warrants and an issuance of the new warrants. However based on Delaware law and the terms set forth in the applicable Warrant Agreement, any adjustments to the warrants were limited to a floor price of $0.001. During 2015 the Company adjusted the number of outstanding warrants to this warrant holder to reflect the value using the floor price of $0.001. The Company reached a Settlement Agreement in 2016 with this warrant holder to cancel all of its remaining warrants in exchange for Series A preferred stock. See the following schedule of the Company’s stock warrants.

The following schedule summarizes the changes in the Company’s stock warrants:

				Weighted		Weighted
	Warrants Outstanding			Average		Average
	Number		Exercise	Remaining	Aggregate	Exercise
	Of		Price	Contractual	Intrinsic	Price
	Shares		Per Share	Life	Value	Per Share

Balance at December 31, 2013	40,103,548		$0.06-0.25	3.19 years	50,796	$0.11

Warrants granted	2,870,494		$0.0001-0.046	2.5 years	$	$0.01
Warrants exercised	(566,902,103)		$0.00011-0.46	-		$-
Warrants expired/cancelled	(32,925,546)		$0.0033-0.10	-		$-

Balance at December 31, 2014	2,310,770,115		$0.0001-0.25	2.86 years	$-	$0.01

Warrants granted	30,000,000		$0.001-.0015	2.94 years		$0.00133
Warrants exercised	(285,604,091)		$0.003	-		$0.003
Warrants adjusted	(1,360,195,089)	(1)	0.0001-0.001	-		$0.0001
Warrants expired/cancelled	(15,870,633)		$0.06-0.25	-		$0.0876

Balance at December 31, 2015	679,100,302		$0.001-0.10	1.90 years	$2,052,699	$0.0081

Exercisable at December 31, 2014	1,978,455,471		$0.0001-0.25	2.86 years	$-	$0.01

Exercisable at December 31, 2015	679,100,302		$0.001-0.10	1.90 years	$2,052,699	$0.0081

(1)	Based upon Delaware law and on the terms and conditions set forth in the applicable Warrant Agreement, any adjustments to the warrants were limited to a floor price of $.001. Pursuant to the defective warrant exercise notice using an exercise price below $0.001, the Company issued at total of 147,377,777 shares of common stock to the warrant holders, which the Company believes are voidable, and also recorded 1,600,945,089 warrants outstanding to the holder on the Company’s financial statements for the year ended December 31, 2014, and for the periods ending March 31 and June 30, 2015. Management believes that the warrants were recorded in error during the periods presented, and has recorded the revised number of warrants outstanding at September 30, 2015 at 240,750,000, which reflects the number of shares of common stock purchase warrants outstanding and exercisable under the terms of the warrants at an exercise price of $0.001 per share. This net adjustment of 1,360,195,089 warrants has been reflected in the schedule for the twelve months ending December 31, 2015. The Company reached a Settlement Agreement in 2016 with this warrant holder to cancel all the remaining 240,750,000 warrants in exchange for 50,000 shares of Series A preferred stock.

The following summarizes the exercise price per share and expiration date of the Company’s outstanding and exercisable warrants to purchase common stock at December 31, 2015:

Number	Exercise Price	Expiration Date
10,000,000	$0.015	March 20, 2016
10,000,000	$0.001	September 11, 2016
318,181,818	$0.046	May 15, 2017
150,750,000	$0.001	July 13, 2017
3,190,297	$0.06	July 13, 2017
1,000,000	$0.06	July 30, 2017
2,200,000	$0.06	August 1, 2017
1,750,000	$0.06	August 2, 2017
833,334	$0.06	September 26, 2017
125,000	$0.06	October 5, 2017
40,000	$0.06	April 1, 2018
90,000,000	$0.001	May 15, 2018
1,608,187	$0.011	March 31, 2019
22,000,000	$0.011	June 30, 2019
375,000	$0.0466	July 24, 2019
40,000,000	$0.001	December 29, 2019
20,000,000	$.001	April 20, 2020
7,046,666	$0.10	December 31, 2020
679,100,302

Preferred Stock Issued for Services and Prepaid Services

During 2015 the Company issued 100,000 restricted shares of its Series A preferred stock representing $334,880, to a consultant for services.

Preferred Stock Issued for Loan Fees on Convertible Debt

During 2015 the Company issued 133,833 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $527,325.

Preferred Stock Issued for Debt Converted

In September 2015 the Company issued 148,310 Series A preferred stock in exchange for $1,414,100 of convertible debt plus $810,537.67,of accrued interest and 207,620 Series A preferred stock in exchange for $2,224,466 of convertible debt plus $889,838 of accrued interest, to the major shareholder and Director of the Company.

In September 2015 the Company issued 595,000 Series A Preferred stock in exchange for $595,000 of convertible debt raised during 2015.

In October 2015 the Company issued 10,000 Series A Preferred stock in exchange for $10,000 of convertible debt raised during 2015.

Preferred Stock Issued for Debt Settled

In November and December 2015 the Company issued 99,000 Series A preferred stock in exchange for $22,700 of convertible debt, $9,812 of accrued interest, and extension of a due date for a payment on a debt settled.

Preferred Stock Issued for Services

In December 2015 the Company issued 100,000 and 75,000 shares of Series A preferred stock to the CEO and CFO, in exchange for $150,000 and $112,500, respectively, of accrued payroll.

In December 2015 the Company issued 246,797 shares of Series A preferred stock in exchange for $370,197 of accounts payable.

Preferred Stock Warrants

During October 2015, 250,000 warrants to purchase the Company’s Series A preferred stock with an exercise price of $0.001 were issued as part of a consulting services agreement.

NOTE 12: CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company had one customer that represented 100% and 100% of the Company’s total revenues for the years ended December 31, 2015 and 2014, respectively. The customer that represented 100% of the Company’s total revenues for the years ended December 31, 2015 and 2014 accounted for 100% of the Consulting revenues for that year. The Company had no net accounts receivable balance at December 31, 2015 and 2014.

The loss of a significant customer representing the percentage of total revenues as represented for the years ended December 31, 2015 and 2014 would have a temporary adverse effect on the Company’s revenues, which would continue until the Company located new customers to replace them.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. As of December 31, 2015 and 2014 the Company had no allowance or bad debt expense recorded.

NOTE 13: DEBT ISSUANCE COSTS

During the year ending December 31, 2014 the Company paid $152,514 in cash for debt arrangements.  During the year ending December 31, 2015 the Company paid $5,000 in cash for debt arrangements.

The Company amortizes debt issuance costs on a straight-line basis over the life of the debt arrangements and recognized $18,917, and $82,866, during the years ending December 31, 2015, and 2014, respectively.

During the twelve months ending December 31, 2015, 2014, 2013 and 2012 the Company had the following activity in their debt issuance cost account:

Debt issuance costs at December 31, 2013	$19,786
Cash paid as fees for debt arrangements	56,550
Amortization of debt issuance costs	(62,419)
Debt issuance costs at December 31, 2014	13,917
Cash paid as fees for debt arrangements	5,000
Amortization of debt issuance costs	(18,917)
Debt issuance costs at December 31, 2015	$-

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2015, the Company had the following non-cash investing and financing activities:

-	Issued 199,500,000 shares of common stock valued at $0 for the issuance of cashless warrants.
-	Issued 4,332,554 shares of common stock as loan fees on convertible debt.
-	Issued 108,833 shares of preferred stock as loan fees on convertible debt.
-	Issued 92,051,568 shares of common stock for an extinguishment of $31,721 worth of principal on convertible notes payable $0 worth of accrued interest, $79,044 worth of derivative liabilities and $3,035 worth of debt discount.
-	Issued 74,000 shares of preferred stock for an extinguishment of $22,700 worth of principal on convertible notes payable $0 worth of accrued interest, $0 worth of derivative liabilities and $0 worth of debt discount.
-	Issued 960,929 shares of preferred stock valued at $2,201,963 in exchange for $4,243,566 of notes.
-	Issued 421,797 shares of preferred stock valued at $1,358,726 in exchange for $370,197 of accounts payable and $262,500 of accrued payroll.
-	Issued 25,000 shares of preferred stock as loan extension fees.

During the year ended December 31, 2014, the Company had the following non-cash investing and financing activities:

-	Issued 362,040,378 shares of common stock valued at $0 for the issuance of cashless warrants.
-	Issued 130,435 shares of common stock valued at $6,000 in exchange for $6,000 cash
-	Issued 471,250 shares of common stock valued at $23,800, of which $23,800 was recorded as stock for services.
-	Decreased related party convertible notes by $3,891 and decreased convertible notes payable by $539,012 and increased additional paid in capital by $538,767 and increased common stock by $4,137 due to 4,136,769 shares and warrants issued in conjunction with convertible notes for the debt discount.
-	Issued 1,219,736,775 shares of common stock for an extinguishment of $1,572,338 worth of principal on convertible notes payable $63,613 worth of accrued interest, $1,718,950 worth of derivative liabilities and $357,517 worth of debt discount.
-	Increased additional paid in capital and increased debt discount for $233,000 for a beneficial conversion feature on a convertible note.

NOTE 15: SUBSEQUENT EVENTS

In the months of January through May 2016 the Company settled $1,742,082 in convertible notes plus $110,880 of accrued interest in exchange for a combination of $120,000 cash, 504,852 Series A Preferred shares, and $500,000 common stock warrants.

In the months of January through May 2016 the Company received $528,000 cash in exchange for 8% convertible notes due June 30, 2016.

In the months of January through May 2016 the Company received $159,695 cash in exchange for 10%, one year, promissory notes.

In the months of January through May 2016 the Company issued 53,840 Series A Preferred shares as loan fees on $673,000 of convertible notes.

In the months of January through May 2016 the Company issued 3,064,397 shares of unrestricted common stock in exchange for warrants related to debt raised in 2015.

In the months of January through May 2016 the Company received $221,853 in exchange for 221,853 Series A Preferred shares.

