Form 10-K/A
period 2015-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2016-05-26
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

In the third quarter, the Company reported it completed a variety of initiatives that significantly reduced the Company’s debt.  Dr. Carlton Cadwell and his related entities exchanged an aggregate of $5,338,940 of debt into 355,929 shares of Series A Convertible Preferred. The 355,929 shares of Series A Convertible Preferred converts into 355,929,000 Common shares, at an effective conversion price of $0.001 per share. In addition to the debt conversion, Dr. Cadwell exchanged $1,055,532 of short term debt for a new long term 8% non-convertible note payable upon demand on March 31, 2017. Such note was converted into 73,546 Series A preferred shares on May 19, 2016. Substantially all of the holders of the short term bridge loans have converted their debt into Series A preferred shares. Separately, substantially all of the toxic debt has either been satisfied and removed from the company’s balance sheet or is in the process of finalizing settlement documentation. The Company noted it commenced studies with IsoTherapeutics Group pursuant to the FDA request for further studies and specific manufacturing plans for the Y-90 RadioGel™ device.

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

Customers

The Company’s sales for 2015 consisted of only Consulting Income.

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

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS

Our independent registered public accounting firms’ reports on its financial statements questions the Company’s ability to continue as a going concern.

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

The Company has generated material operating losses since inception.  The Company has had recurring net losses since inception which has resulted in a total Retained Earnings Accumulated Deficit of $54,247,231, including a net loss of $18,108,706 for the year ended December 31, 2014 and net income of $6,232,686 for the year ended December 31, 2015.  Historically, the Company has relied upon investor funds to maintain its operations and develop its business.  The Company needs to raise additional capital within the next quarter from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all.  If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

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

General economic conditions in markets in which the Company does business can impact the demand for the Company’s goods and services. Decreased demand for the Company’s products and services could have a negative impact on its financial performance and cash flow.

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

RISKS RELATED TO THE COMPANY’S COMMON STOCK

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

Non-Operating income (expense) for the twelve months ended December 31, 2015 and 2014 consists of the following:

	Twelve months ended December 31, 2015	Twelve months ended December 31, 2014
Interest expense	$(2,659,806)	$(2,458,322)
Net gain (loss) on settlement of debt	3,562,067	(638,491)
Recognized income from grants	21,010	-
Loss on derivative liability	7,887,025	(10,566,120)
	$8,810,296	$(16,153,685)

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

The Company has generated material operating losses since inception. The Company had a net income of $6,232,686 for the twelve months ended December 31, 2015, and a net loss of $18,108,706 for the twelve months ended December 31, 2014. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

Contractual Obligations (payments due by period as of December 31, 2015)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
License Agreement with Battelle Memorial Institute	$97,500	$22,500	$25,000	$25,000	$25,000 per year
Corporate Office Lease – begins January 1, 2014	$18,000	$18,000	$-	$-	$-

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

Net Income (Loss) Per Share

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

(5) Mr. Jolliff received the additional $11,357 in 2015 and $20,400 in 2014 to compensate for additional duties performed that were not originally contemplated.

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

As of May 13, 2016, there were 1,999,998,519 shares outstanding and up to 3,096,077,396 shares issuable upon exercise of outstanding options and conversion of outstanding convertible securities, assuming exercise and conversion occurred as of that date, for a total of 5,096,075,915 shares.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: May 26, 2016	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 26, 2016	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chief Executive Officer, Director and Chairman (Principal Executive Officer)

Date: May 26, 2016	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 26, 2016	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Director

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

Earnings (Loss) Per Share

The Company accounts for its earnings (loss) per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. However, since the Company does not have sufficient authorized shares of common stock, we did not include these in our calculation.

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

The Company issued 15,400 shares of its common stock and a convertible promissory note in the amount of $38,500 with interest payable at 10% per annum in June 2011 to the Company’s major stockholder, who is also a Director. The Note matures in June of 2012, and was extended by the note holder for another year until June, 2013, and was extended by the note holder for another year until June, 2014, and was extended by the note holder for another year until June, 2015. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the maturity date. At the option of the holder, the note and interest is convertible into the Company’s common stock at $0.20 per share. The value of the $38,500 debt plus the $0.20 fair market value of the 15,400 shares at the date of the agreement was prorated to arrive at the allocation of the original $38,500 debt and the value of the 15,400 shares and the beneficial conversion feature. The computation resulted in an allocation of $32,796 toward the debt and $2,852 to the shares and $2,852 to the beneficial conversion feature. The $2,852 value of the shares and the $2,852 value of the beneficial conversion feature are then amortized to interest over the twelve month life of the debt. Interest expense of $5,704 has been accreted and added to the note payable bringing the total debt balance related to this convertible promissory note to $38,500 as of December 31, 2012. During the year ending December 31, 2015 the Company exchanged this note and $16,233 of accrued interest for 3,649 Series A Preferred Shares. Additionally, $2,595 and $3,851 worth of interest expense on the notes principal balance has been recognized in the accompanying financial statements for the twelve months ending December 31, 2015 and 2014.

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

