Form 10-Q
period 2016-03-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2016-06-10
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2016
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 6, 2016, there were 1,999,998,519 shares of the registrant’s Common outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Advanced Medical Isotope Corporation

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$247,937	$179,032
Prepaid expenses	20,800	26,211
Inventory	8,475	8,475
Total current assets	277,212	213,718

Fixed assets, net of accumulated depreciation	3,682	4,420

Other assets:
Patents and intellectual property	35,482	35,482
Deposits	644	644
Total other assets	36,126	36,126

Total assets	$317,020	$254,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,114,519	$1,284,759
Accrued interest payable	226,255	229,246
Payroll liabilities payable	372,174	298,900
Convertible notes payable, net	1,552,229	1,788,384
Derivative liability	8,848,055	4,235,016
Related party promissory note	1,330,233	1,280,450
Liability for lack of authorized shares	399,645	852,091
Total current liabilities	13,843,110	9,968,847

Total liabilities	13,843,110	9,968,846

Commitments and contingencies

Mezzanine Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized Series A preferred stock, $.001 par value, 5,000,000 shares authorized; 2,113,054 and 1,627,000 shares issued and outstanding, respectively	6,158,999	4,617,052
Total mezzanine equity	6,158,999	4,617,052

Stockholders’ equity (deficit):
Common stock, $.001 par value; 2,000,000,000 shares authorized; 1,996,934,122 and 1,996,934,122 shares issued and outstanding, respectively	1,996,934	1,996,934
Paid in capital	32,138,423	31,685,977
Accumulated deficit	(53,820,446)	(48,014,545)
Total stockholders’ equity (deficit)	(19,685,089)	(14,331,634)

Total liabilities and stockholders’ equity (deficit)	$317,020	$254,264

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Condensed Statements of Operations

(unaudited)

	Three months ended March 31,
	2016	2015

Revenues	$4,054	$12,054

Operating expenses
Cost of materials	-	390
Sales and marketing expenses	11,836	-
Depreciation and amortization	738	2,669
Professional fees	70,969	63,993
Stock options granted	-	28,500
Payroll expenses	165,000	191,536
General and administrative expenses	438,042	53,779
Total operating expenses	686,585	340,867

Operating loss	(682,531)	(328,813)

Non-operating income (expense)
Interest expense	(49,209)	(326,140)
Net gain (loss) on settlement of debt	65,837	(3,574)
Gain (loss) on derivative liability	(5,139,998)	2,233,260
Non-operating income (expense), net	(5,123,370)	1,903,546

Income (Loss) before Income Taxes	(5,805,901)	1,574,733

Income Tax Provision	-	-

Net Income (Loss)	$(5,805,901)	$1,574,733

Basic and Diluted Income (Loss) per Common Share	$(0.0029)	$0.0009

Weighted average common shares outstanding	1,996,934,122	1,705,623,106

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2015 (audited)	1,996,934,122	$1,996,934	$31,685,977	$(48,014,545)	$(14,331,634)

Liability for lack of authorized shares	-	-	452,446	-	452,446

Net Loss (unaudited)	-	-	-	(5,805,901)	(5,805,901)

Balances at March 31, 2016 (unaudited)	1,996,934,122	$1,996,934	$32,138,423	$(53,820,446)	$(19,685,089)

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Condensed Statements of Cash Flow

(Unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(5,805,901)	$1,574,733

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation of fixed assets	738	1,330
Amortization of licenses and intangible assets	-	1,339
Amortization of convertible debt discount	299,773	176,380
Amortization of debt issuance costs	-	9,640
Preferred and common stock issued for loan fees	300,494	-
Stock options and warrants issued for services	-	28,500
Gain (loss) on derivative liability	5,139,998	(2,233,260)
Loss on settlement of debt	(65,837)	3,574
Penalties on notes payable	(332,274)	-
Changes in operating assets and liabilities:
Prepaid expenses	5,411	910
Accounts payable	(170,241)	(29,815)
Payroll liabilities	73,274	63,591)
Accrued interest	(18,290)	139,841
Net cash used by operating activities	(572,855)	(263,237)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(39,481)
Proceeds from convertible debt	641,760	305,000
Net cash provided by financing activities	641,760	265,519

Net increase in cash	68,905	2,282
Cash, beginning of period	179,032	203

CASH, END OF PERIOD	$247,937	$2,485

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,920	$9,920
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2016.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2016 and December 31, 2015, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at March 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Liabilities for lack of authorized shares	399,645	-	-	399,645
Derivative Liability	8,848,055	-	-	8,848,055
Total Liabilities Measured at Fair Value	$9,247,700	$-	$-	$9,247,700

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

As of March 31, 2016 the Company has $247,937 cash on hand. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and the Company’s current lease commitments that in the absence of additional capital would result in a liquidation of the Company. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Production equipment	$1,938,532	$1,938,532
Building	446,772	446,772
Leasehold improvements	3,235	3,235
Office equipment	32,769	32,769
	2,421,308	2,421,308
Less accumulated depreciation	(2,417,626)	(2,416,888)
	$3,682	$4,420

Depreciation expense for the above fixed assets for the three months ended March 31, 2016 and 2015, respectively, was $738 and $1,330.

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
License Fee	$-	$112,500
Less accumulated amortization	-	(112,500)

Patents and intellectual property	35,482	35,482
Intangible assets net of accumulated amortization	$35,482	$35,482

Amortization expense for the above intangible assets for the three months ended March 31, 2016 and 2015, respectively, was $0 and $1,339.

NOTE 5: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

The Company issued various shares of preferred stock and convertible promissory notes during the three months ended March 31, 2016 to a director and major stockholder. The details of these transactions are outlined in Note 9: Stockholders’ Equity - Common Stock Issued for Convertible Debt.

Preferred Shares Issued to Officers

The Company received $10,000 from the CEO during the three months ended March 31, 2016 in exchange for an 8% Convertible Promissory Note that was converted to 10,000 shares of Series A Preferred stock during the period ended March 31, 2016. Additionally, the Company issued a total of 800 shares of Series A Preferred stock as loan fees.

Rent Expenses

On July 17, 2007, the Company entered into a five year lease for its production center from a less than 5 percent shareholder. Subsequent to July 31, 2012 the Company was renting this space on a month to month basis at $11,904 per month. Effective January 1, 2015 the Company’s lease was terminated. There had been an ongoing dispute with the landlord, Rob and Maribeth Myers, regarding the Production Center rent. During the three months ended March 31, 2016 the Company reached a Settlement Agreement with regards to this dispute resulting in a payment of $438,830 for rent, interest, and costs.

The Company rents office space from a significant shareholder and director of the Company on a month to month basis with a monthly payment of $1,500.

Rental expense for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Office and warehouse space	$-	$-
Corporate office	4,500	4,500
Total Rental Expense	$4,500	$4,500

NOTE 6: CONVERTIBLE NOTES PAYABLE

As of March 31, 2016 and December 31, 2015 the Company had the following convertible notes outstanding:

	March 31, 2016		December 31, 2015
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $165,000 and $165,000 outstanding, net of debt discount of $0 and $0, respectively	$165,000	74,615	$165,000	$69,712	(1)
January 2014 $0 Convertible Note, 8% interest, due January 2015, $0 and $50,000 outstanding, net of debt discount of $0 and $0, respectively	-	-	50,000	7,682	(2)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $10,990 and $10,990 outstanding, net of debt discount of $0 and $0, respectively	10,990	5,730	10,990	5,457	(3)
February 2014 $46,080 Convertible Note, 10% interest, due February 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	2,358	-	2,358	(4)
February 2014 $27,800 Convertible Note, 10% one-time interest, due February 2015, with a 10% original issue discount, $0 and $51,159 outstanding, net of debt discount of $0 and $49,626, respectively, settled remaining balance on September 30, 2015 for 5,000 shares of preferred and $20,000 cash payment due upon obtaining new financing	20,000	-	20,000	-	(5)
March 2014 $50,000 Convertible Note, 10% interest, due March 2015, $36,961 and $36,961 outstanding, net of debt discount of $0 and $0, respectively	36,961	7,491	36,961	6,572	(6)
March 2014 $165,000 Convertible Note, 10% interest, due April 2015, with a $16,450 original issue discount, $0 and $61,301 outstanding, net of debt discount of $0 and $0, respectively	-	-	61,301	24,109	(7)
April 2014 $32,000 Convertible Note, 10% interest, due April 2015, $22,042 and $22,042 outstanding, net of debt discount of $0 and $0, respectively	22,042	3,582	22,042	3,034	(8)
April 2014 $46,080 Convertible Note, 10% interest due April 2015, $5,419 and $5,419 outstanding, net of debt discount of $0 and $0, respectively	5,419	4,608	5,419	4,608	(9)
May 2014 $55,000 Convertible Note, 12% interest, due May 2015, with a $5,000 original issue discount, $0 and $46,090 outstanding, net of debt discount of $0 and $24,315, respectively, settled May 1, 2015 for $100,000, $75,000 paid in cash and the remaining $25,000 as a 10% convertible debenture due May 31, 2016	25,000	2,582	25,000	1,836	(10)
June 2014 $28,800 Convertible Note, 10% interest due June 2015, $28,800 and $28,800 outstanding, net of debt discount of $0 and $0, respectively	28,800	2,880	28,800	2,880	(11)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $40,000 outstanding, net of debt discount of $0 and $0, respectively	40,000	7,045	40,000	6,049	(12)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $38,689 and $38,689 outstanding, net of debt discount of $0 and $0, respectively	38,689	6,813	38,689	5,851	(13)
June 2014 $56,092 Convertible Note, 16% interest, due July 2015, with a $5,000 original issue discount, $0 and $56,092 outstanding, net of debt discount of $0 and $0, respectively	-	-	56,092	13,462	(14)
July 2014 $37,500 Convertible Note, 12% interest, due July 2015, $37,015 and $37,015 outstanding, net of debt discount of $0 and $0, respectively	37,015	7,481	37,015	6,377	(15)
August 2014 $36,750 Convertible Note, 10% interest, due April 2015, $36,750 and $36,750 outstanding, net of debt discount of $0 and $0, respectively	36,750	6,452	36,750	5,538	(16)
August 2014 $33,500 Convertible Note, 4% interest, due February 2015, with a $8,500 original issue discount, $33,500 and $33,500 outstanding, net of debt discount of $0 and $0, respectively	33,500	-	33,500	-	(17)
September 2014 $37,500 Convertible Note, 12% interest, due September 2015, with a $5,000 original issue discount, $0 and $36,263 outstanding, net of debt discount of $0 and $0, respectively	-	-	36,263	5,576	(18)
January through December, 2015 $615,000 Convertible Notes, 8% interest, due September 30, 2015 and October 6, 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	18,264	-	18,264	(19)
October through December 2015 $613,000 Convertible Notes, 8% interest, due June 30, 2016, $613,000 and $613,000 outstanding, net of debt discount of $280,458 and $560,913, respectively	332,542	14,746	52,087	2,519	(20)
January through March 2016 $345,000 Convertible Notes, 8% interest, due June 30, 2016, $345,000 and $0 outstanding, net of debt discount of $325,682 and $0, respectively	19,318	573	-	-	(21)
Penalties on notes past due	700,203		1,032,475	-
Total Convertible Notes Payable, Net	$1,552,229	165,220	$1,788,384	$191,884

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

During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $0 and principal of $5,000 and accrued interest of $0 was repaid to the note holder. After repayments, conversions and amortization, principal totaled $165,000 and debt discount totaled $0 at December 31, 2015. During the three months ending March 31, 2016 and the twelve months ending December 31, 2015 interest expense of 4,903 and $20,398, respectively, was recorded for the Convertible Debt Instruments. The $165,000 balance of the notes reached maturity during the year ended December 31, 2014 and are currently past due.

(2) The Company borrowed $50,000 January 2014, due January 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability). Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ended December 31, 2015, total amortization was recorded in the amount of $0. After amortization, principal totaled $50,000, debt discount totaled $0. The Company accrued an additional $372 and $3,989 interest for the three months ending March 31, 2016 and the twelve months ended December 31, 2015, respectively. During the three months ending March 31, 2016 the Company reached a settlement agreement with the noteholder for the $50,000 debt plus the $8,054 of accrued interest.

(3) The Company borrowed $55,500 January 2014, due October 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (July 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $5,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability). Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. The Company accrued an additional $276 and $1,096 interest for the three months ending March 31, 2016 and twelve months ended December 31, 2015, respectively. The balance of the note reached maturity during the year ended December 31, 2014 and is currently past due.

(4) The Company borrowed $50,000 February 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.07 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total principal of $46,080 and accrued interest of $3,358 was converted into shares of common stock (see Note 9: Stockholders’ Equity), resulting in a decrease to the debt discount of $19,577. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $2,358 at March 31, 2016 and December 31, 2015.

(5) The Company borrowed $27,800 February 2014, due February 2015, with a one-time interest charge of 10%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $2,800 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. Additionally, the holder of the note added a market price adjustment of $53,192 on the note due to delay in issuance of conversion shares. The Company increased the amount of the note by $53,192 and recorded a debt discount of $53,192. Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $25,877 and an additional $0 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and was settled September 30, 2015 for 5,000 shares of Series A Preferred Stock having a stated value of $5.00 per share and $20,000 cash payment due upon the consummation of a debt or equity financing resulting in gross proceeds to the Company of at least $500,000.

(6) The Company borrowed $50,000 March 2014, due March 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (September 18, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. After conversions and amortization, principal totaled $36,961 and debt discount totaled $0 for the periods ending March 31, 2016 and December 31, 2015. The Company accrued an additional $919 and $3,686 interest for the three months ending March 31, 2016 and twelve months ended December 31, 2015, respectively. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(7) The Company borrowed $165,000 March 2014, due April 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion. The note has an original issue discount of $15,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $165,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total principal of $23,211 was converted into shares of common stock, resulting in a decrease to the debt discount of $6,991. After conversions and amortization, principal totaled $61,301, debt discount totaled $0, and accumulated interest totaled $24,109 at December 31, 2015. The Company accrued an additional $348 for the three months ending March 31, 2016. During the three months ending March 31, 2016 the Company reached a settlement agreement with the note holder for the $61,301 debt plus the $24,457 of accrued interest.

(8) The Company borrowed $32,000 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 1, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company recorded a debt discount of $32,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. After conversions and amortization, principal totaled $22,042, debt discount totaled $0, and accumulated interest totaled $3,034 at December 31, 2015. The Company accrued an additional $548 and $2,198 interest for the three months ending March 31, 2016 and twelve months ended December 31, 2015, respectively. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(9) The Company borrowed $46,080 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 11, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. After conversions and amortization, principal totaled $5,419, debt discount totaled $0, and accumulated interest totaled $4,608 at March 31, 2016 and December 31, 2015. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(10) The Company borrowed $55,000 May 2014, due May 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 or 55% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $24,315 and an additional $2,131 of interest was accrued. This note was settled May 1, 2015 for $100,000, $75,000 paid in cash and the remaining $25,000 as a 10% convertible debenture due May 31, 2016. The $25,000 convertible debenture is convertible at 55% of the lowest close for the last 270 days prior to the conversion notice or $0.03, but not less than $0.001. This settlement resulted in a reduction to notes payable of $46,090 and accrued interest payable of $5,516, an increase to note payable of $100,000 and a resulting $48,394 loss on settlement of debt. The Company accrued an additional $746 and $3,967 interest for the three months ending March 31, 2016 and twelve months ended December 31, 2015, respectively.

(11) The Company borrowed $28,800 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 20, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $28,800 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note.

(12) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of the prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $19,398 and an additional $3,989 of interest was accrued. The Company accrued an additional $995 interest for the three months ending March 31, 2016. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(13) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any repayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $18,554 and an additional $3,858 of interest was accrued. The Company accrued an additional $962 interest for the three months ending March 31, 2016. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(14) The Company borrowed $56,092 July 2014, due July 2015, with interest at 16%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $51,092 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $27,816 and an additional $8,950 of interest was accrued. The Company accrued an additional $319 interest for the three months ending March 31, 2016 and reached a settlement agreement with the note holder for the $56,092 note balance plus $13,761 of accrued interest.

(15) The Company borrowed $37,500 July 2014, due July 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 50% of the lowest of the lowest trading price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $20,737 and an additional $4,430 of interest was accrued. The Company accrued an additional $1,104 interest for the three months ending March 31. The balance of the note reached full maturity during the quarter ended September 30, 2015 and is currently past due.

(16) The Company borrowed $36,750 August 2014, due August 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (February 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the twenty five trading day period including the date of the Conversion Notice. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $36,750 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $22,755 and an additional $3,665 of interest was accrued. The Company accrued an additional $914 interest for the three months ending March 31. The balance of the note reached full maturity during the quarter ended September 30, 2015 and is currently past due.

(17) The Company borrowed $33,500 August 2014, due February 2015, with interest at 4%. The Company may prepay the note for a net payment of $33,500 at any time prior to November 27, 2014. After November 27, 2014, the holder has the right to refuse any further payments and to convert this note when it matures, February 27, 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% (represents a 40% discount) of the average three lowest trade prices in the 20 trading days previous to the conversion. The note has an original issue discount of $6,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $32,807 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $10,367. The balance of the note reached full maturity during the quarter ended March 31, 2015 and is currently past due.

(18) The Company borrowed $37,500 September 2014, due September 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 55% (represents a 45% discount) of the lowest trade prices in the 15 trading days previous to the conversion. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $25,927 and an additional $4,341 of interest was accrued. The Company accrued an additional $333 interest for the three months ending March 31, 2016 and reached a settlement agreement with the note holder for the $36,263 note balance plus $5,908 of accrued interest.

(19) The Company borrowed $615,000 during the twelve months ending December 31, 2015, due September and October 2016, with interest at 8%. The holders of the notes have the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1. The Company issued the note holders 48,200 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $615,000 related to the preferred shares issued as a loan origination fee, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve-month life of the note. During the twelve months ending December 31, 2015 total amortization in the amount of $615,000 and accrued interest in the amount of $18,264 was recorded towards these notes. As of December 31, 2015 these notes were converted into 615,000 Series A Convertible Preferred Shares.

(20) The Company borrowed $613,000 October through December 2015, due June 2016, with interest at 8%. The holders of the notes have the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1. The Company issued the note holder 49,040 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $613,000 related to the conversion feature, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the notes. During the three months ending March 31, 2016 and the twelve months ending December 31, 2015, total amortization was recorded in the amount of $280,457 and $52,087 and an additional $12,226 and $2,350 of interest was accrued, respectively.

(21) The Company borrowed $345,000 January through March 2016, due June 2016, with interest at 8%. The holders of the notes have the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1. The Company issued the note holder 29,200 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $345,000 related to the conversion feature, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the notes. During the three months ending March 31, 2016 and the twelve months ending December 31, 2015, total amortization was recorded in the amount of $19,318 and $0 and an additional $573 and $0 of interest was accrued, respectively.

As of March 31, 2016, certain convertible promissory notes described in this Note 7 not otherwise converted into common stock of the Company, totaling approximately $455,000, were due and payable (“Outstanding Notes”). Although no assurances can be given, management is currently negotiating with the holders of certain of the Outstanding Notes to restructure the principal and accrued interest currently due and payable. The principal amount due under certain of the Outstanding Notes may be reduced do to the offset of certain amounts resulting from the previous issuance of shares of common stock by the Company upon conversions of the Outstanding Notes, which were issued based on a conversion price below $0.001 per share. The issuances are voidable under the laws of the State of Delaware, the Company’s state of incorporation. The Company has issued a demand letter requiring the return to the Company of that number of shares of common stock issued upon conversion of Outstanding Notes equal to the value of the shares issued upon such conversion at a value below $0.001 per share (the “Excess Amount”). In the event the holder of such shares fails to return the shares, the Company intends to unilaterally and without further action by the parties reduce the principal amount of the Outstanding Notes by the Excess Amount. However the Company recorded an additional $700,203 in penalties and interest accrued on these notes to reflect the potential that the Company would be unable to prevail in reducing the amount of the notes for the shares of common stock delivered below $0.001 per share and the Company was unable to negotiate a settlement with these note holders.

NOTE 7: COMMON STOCK OPTIONS AND WARRANTS

Common Stock Options

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options and warrants, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2015	5,135,000	$0.12-0.15	7.12 years	$-	$0.15

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	1,785,000	$0.15	-		$0.15

Balance at March 31, 2016	3,350,000	$0.12-0.15	6.67 years		$0.15

Exercisable at March 31, 2016	3,350,000	$0.12-0.15	6.67 years	$-	$0.15

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2015	679,100,302	$0.001-0.10	1.9 years	$2,052,699	$0.0081

Warrants granted	1,000,000	$0.001	2.0 years	-	$0.001
Warrants exercised	-	$-	-		$-
Warrants expired/cancelled	(324,358,186)	$0.0011-0.0015	-		$-

Balance at March 31, 2016	355,742,116	$0.001-0.10	1.36 years	$74,000	$0.0448

Exercisable at March 31, 2016	355,742,116	$0.001-0.10	1.36 years	$74,000	$0.0448

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash and the Exercise of Options and Warrants

As of March 31, 2016 and December 31, 2015 there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding options, warrants and convertible debt into common stock. As a result the Company recorded a liability in the amount of $852,091, offset by $852,091 of equity for the period ending December 31, 2015 and $399,645, offset by $399,645 of equity for the period ending March 31, 2016. There are ongoing discussions with some of the Company’s lenders regarding alternatives to rectify the situation. There can be no assurance that a reasonable outcome will be reached.

Preferred Stock Issued for the Exercise of Warrants

In March 2016, the Company issued 50,000 restricted shares of its Series A preferred stock in exchange for the cancellation of the warrants attached to the convertible notes received in July 2012.

Preferred Stock Issued for Loan Fees on Convertible Debt

During the three months ending March 31, 2016 the Company issued 63,077 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $300,494.

Preferred Stock Issued for Debt Converted

During the three months ending March 31, 2016 the Company issued 216,977 Series A preferred stock in exchange for $216,977 received from a major shareholder and Director of the Company.

During the three months ending March 31, 2016 the Company issued 20,000 Series A preferred stock in exchange for $20,000 of convertible debt.

During the three months ending March 31, 2016 the Company issued 10,000 Series A preferred stock in exchange for $10,000 of convertible debt, to the CEO of the Company.

Preferred Stock Issued for Debt Settled

During the three months ending March 31, 2016 the Company issued 126,000 Series A preferred stock in exchange for $86,262 of convertible debt, plus $13,962 of accrued interest.

NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ending March 31, 2016 the Company issued 63,077 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $300,494.

During the three months ending March 31, 2016 the Company issued 10,000 Series A preferred stock in exchange for $10,000 of convertible debt, to the CEO of the Company.

During the three months ending March 31, 2016 the Company issued 196,000 Series A preferred stock in exchange for $106,262 of convertible debt, plus $13,962 of accrued interest, plus surrender of outstanding warrants.

During the three months ending March 31, 2016 the Company issued 216,977 Series A preferred stock in exchange for $216,977 of convertible debt received from a major shareholder and Director of the Company.

NOTE 10: SUBSEQUENT EVENTS

In April 2016 the Company issued 3,064,397 common stock shares as a cashless exercise.

In April 2016 the Company received $221,853 from a major share holder and Director, in exchange for an 8% convertible promissory note due June 30, 2016. The Company issued 17,750 series A preferred stock as a loan fee on this note. This note was converted into 221,853 Series A preferred stock in April 2016.

In April 2016 the Company settled $70,000 of convertible note plus $7,557 of accrued interest in exchange for 27,000 of Series A preferred stock.

In April 2016 the Company settled a $1,055,535 convertible promissory note plus $47,658 of accrued interest from a major shareholder and Director in exchange for 73,556 of Series A preferred stock.

In April and May of 2016 the Company received $223,000 in exchange for 8% convertible notes due June 30, 2016.

In May 2016 the Company issued 250,000 Series A preferred shares pursuant to a warrant exercise.

In May 2016 the Company received $142,415 from a major share holder and Director, in exchange for an 8% convertible promissory note due June 30, 2016. This note was converted into 142,415 Series A preferred stock in May 2016.

In May 2016 the Company received $199,695 from a major share holder and Director in exchange for 10% promissory notes due in May 2017.

In May 2016 the Company issued 11,840 Series A preferred shares as loan fees on $148,000 of debt.

In May of 2016, the Company established a wholly-owned subsidiary, IsoPet Solutions Corporation, to focus on the veterinary oncology market. IsoPet Solutions Corporation has not yet had any activity to date.

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

In May of 2016, the Company established a wholly-owned subsidiary, IsoPet Solutions Corporation, to focus on the vibrant and expanding veterinary oncology market. IsoPet Solutions will focus on bringing AMI’s yttrium-90 brachytherapy products to veterinary oncologists to treat animals such as dogs and cats suffering from tumor cancers. IsoPet Solutions is currently establishing the infrastructure necessary to provide product to veterinary clinics including regulatory clearances and compliance.

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

Employees

As of March 31, 2016, the Company had six employees, including three full-time employees. The Company utilizes eight to ten independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its employees, and believes its relations with its employees are good. The Company is not current on payroll and requires additional funding to make past and current payroll payments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table sets forth information from our statements of operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues	$4,054	$12,054
Operating expenses	(686,585)	(340,867)
Operating loss	(682,531)	(328,813)
Non-operating income (expense):
Gain (loss) on derivative liability	(5,139,998)	2,233,260
Net gain (loss) on settlement of debt	65,837	(3,574)
Interest expense	(49,209)	(326,140)
Net income (loss)	$(5,805,901)	$1,574,733

Revenue

Revenue was $4,054 for the three months ended March 31, 2016 and $12,054 for the three months ended March 31, 2015. The decrease was a result of a decrease in Consulting revenues which consist of providing a company with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Revenue for the three months ended March 31, 2016 and 2015 consists of the following:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Consulting	$4,054	$12,054
TOTAL	$4,054	$12,054

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and 2015 was $686,585 and $340,867, respectively. The increase in operating expenses from 2015 to 2016 can be attributed to the increase in Professional Fees expenses ($63,993 for the three months ended March 31, 2015 versus $70,969 for the three months ended March 31, 2016); an increase in Sales and Marketing expenses from 2015 to 2016 ($0 for the three months ended March 31, 2015 versus $11,836 for the three months ended March 31, 2016); and the increase in General and Administrative Expenses ($53,779 for the three months ended March 31, 2015 versus $438,042 for the three months ended March 31, 2016). The main contributors to the increase in General and Administrative Expenses was an increase in Loan Fees ($300,494 for the three months ended March 31, 2016 versus $9,640 for the three months ended March 31, 2015); an increase in Research Expense ($95,544 for the three months ended March 31, 2016 versus $11,600 for the three months ended March 31, 2015); and an increase in Travel and Entertainment Expense ($18,560 for the three months ended March 31, 2016 versus $300 for the three months ended March 31, 2015). These increases were partially offset by a decrease in Payroll expense ($191,536 for the three months ended March 31, 2015 versus $165,000 for the three months ended March 31, 2016); and a decrease in Stock Options Granted ($28,500 for the three months ended March 31, 2015 versus $0 for the three months ended March 31, 2016).

Operating expenses for the three months ended March 31, 2016 and 2015 consists of the following:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Cost of materials	$-	$390
Depreciation and amortization expense	738	2,669
Professional fees	70,969	63,993
Stock options granted	-	28,500
Payroll expenses	165,000	191,536
General and administrative expenses	438,042	53,779
Sales and marketing expense	11,836	-
	$686,585	$340,867

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2016 varied from the three months ended March 31, 2015 primarily due to a loss on derivative liability of $5,139,998 for the three months ended March 31, 2016 versus a gain of $2,233,260 for the three months ended March 31, 2015. This was partially offset by a decrease in interest expense of $326,140 for the three months ended March 31, 2015 versus interest expense of $49,209 for the three months ended March 31, 2016; and a net loss on settlement of debt of $3,574 for the three months ended March 31, 2015 versus a net gain on settlement of debt of $65,837 for the three months ended March 31, 2016.

Non-Operating income (expense) for the three months ended March 31, 2016 and 2015 consists of the following:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Interest expense	$(49,209)	$(326,140)
Net gain (loss) on settlement of debt	65,837	(3,574)
Gain (loss) on derivative liability	(5,139,998)	2,233,260
	$(5,123,370)	$1,903,546

Net Loss

Our net income (loss) for the three months ended March 31, 2016 and 2015 was $(5,805,901) and $1,574,733, respectively.

Liquidity and Capital Resources

At March 31, 2016, the Company had negative working capital of $13,565,898, as compared to $21,220,530 at March 31, 2015. During the three months ended March 31, 2016 the Company experienced negative cash flow from operations of $572,855 and it expended $0 for investing activities while adding $641,760 of cash flows from financing activities. As of March 31, 2016, the Company had $0 commitments for capital expenditures.

Cash used in operating activities increased from $263,237 for the three month period ending March 31, 2015 to $572,855 for the three month period ending March 31, 2016. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and preferred and common stock issued for services and other expenses. The Company had no cash used in investing activities for the three month periods ended March 31, 2016 and 2015. Cash provided from financing activities increased from $265,519 for the three month period ending March 31, 2015 to $641,760 for the three month period ending March 31, 2016. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt, partially offset with a decrease in payments on capital lease.

The Company has generated material operating losses since inception. The Company had a net loss of $5,805,901 for the three months ended March 31, 2016, and a net gain of $1,574,733 for the three months ended March 31, 2015. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

Legal Contingencies

There Company has an ongoing dispute with BancLease and Washington Trust Bank regarding application of lease payments to the principal loan amount for the linear accelerator, and the Company believes it has overpaid by approximately $300,000. At this time, the Company believes it will prevail in this matter, however there can be no assurance as to the outcome of this event.

In addition, there are disputes related to approximately $180,000 principle value of convertible toxic notes. The Company believes it has affirmative defenses and is actively working to address these disputes.

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended March 31, 2016, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2054, filed on May 26, 2016.

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

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ending March 31, 2016 the Company issued 63,077 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $300,494.

During the three months ending March 31, 2016 the Company issued 10,000 Series A preferred stock in exchange for $10,000 of convertible debt, to the CEO of the Company.

During the three months ending March 31, 2016 the Company issued 196,000 Series A preferred stock in exchange for $106,262 of convertible debt, plus $13,962 of accrued interest, plus surrender of outstanding warrants.

During the three months ending March 31, 2016 the Company issued 216,977 Series A preferred stock in exchange for $216,977 of convertible debt received from a major shareholder and Director of the Company.

In connection with the above stock sales, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). We had or one of our affiliates had a prior business relationship with each of the purchasers, and no general solicitation was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: June 10, 2016	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 10, 2016	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

