Form 10-Q
period 2016-06-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2016-08-18
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2016

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

As of August 15, 2016, there were 1,999,998,522 shares of the registrant’s Common outstanding.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	3
	Condensed Statements of Operations for the Three Months and the Six Months ended June 30, 2016 (unaudited) and the Three Months and the Six Months ended June 30, 2015 (unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period ended June 30, 2016 (unaudited)	5
	Condensed Statements of Cash Flow for the Six Months ended June 30, 2016 (unaudited) and the Six Months ended June 30, 2015 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

	PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	Exhibits	29

SIGNATURES		30

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Advanced Medical Isotope Corporation

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash	$183	$179,032
Prepaid expenses	29,497	26,211
Inventory	8,475	8,475
Total current assets	38,155	213,718

Fixed assets, net of accumulated depreciation	2,945	4,420

Other assets:
Patents and intellectual property	35,482	35,482
Deposits	644	644
Total other assets	36,126	36,126

Total assets	$77,226	$254,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$993,192	$1,284,759
Accrued interest payable	162,720	229,246
Payroll liabilities payable	336,120	298,900
Convertible notes payable, net	1,223,528	1,788,384
Derivative liability	1,255,541	4,235,016
Related party promissory note	-	1,280,450
Liability for lack of authorized shares	981,672	852,091
Total current liabilities	4,952,773	9,968,847

Long term liabilities:
Related party promissory note	332,195	-
Total liabilities	5,284,968	9,968,846

Commitments and contingencies

Mezzanine Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized Series A preferred stock, $.001 par value, 5,000,000 shares authorized; 4,256,886 and 1,627,000 shares issued and outstanding, respectively	17,587,988	4,617,052
Total mezzanine equity	17,587,988	4,617,052

Stockholders’ equity (deficit):
Common stock, $.001 par value; 2,000,000,000 shares authorized; 1,999,998,522 and 1,996,934,122 shares issued and outstanding, respectively	1,999,998	1,996,934
Paid in capital	33,207,602	31,685,977
Accumulated deficit	(58,003,330)	(48,014,545)
Total stockholders’ equity (deficit)	(22,795,730)	(14,331,634)

Total liabilities and stockholders’ equity (deficit)	$77,226	$254,264

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$4,054	$-	$8,108	$12,054

Operating expenses
Cost of materials	-	85	-	474
Sales and marketing expenses	135,708	-	147,544	-
Depreciation and amortization	737	1,329	1,475	3,998
Professional fees	1,631,616	107,307	1,702,585	171,300
Stock options granted	584,916	-	584,916	28,500
Payroll expenses	166,577	168,277	331,577	359,812
General and administrative expenses	703,350	54,063	1,141,392	107,843
Total operating expenses	3,222,904	331,061	3,909,489	671,927

Operating loss	(3,218,850)	(331,061)	(3,901,381)	(659,873)

Non-operating income (expense)
Interest expense	(400,524)	(326,210)	(449,733)	(652,350)
Net gain (loss) on settlement of debt	(1,832,468)	141,250	(1,766,631)	137,676
Gain (loss) on derivative liability	1,268,958	7,085,127	(3,871,040)	9,318,387
Non-operating income (expense), net	(964,034)	6,900,167	(6,087,404)	8,803,713
Income (Loss) before Income Taxes	(4,182,884)	6,569,106	(9,988,785)	8,143,840
Income Tax Provision	-	-	-	-

Net Income (Loss)	$(4,182,884)	$6,569,106	$(9,988,785)	$8,143,840

Basic and Diluted Income (Loss) per Common Share	$(0.0021)	$0.0034	$(0.0050)	$0.0043

Weighted average common shares outstanding	1,999,257,678	1,706,158,778	1,998,095,990	1,950,180,595

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2015	1,996,934,122	$1,996,934	$31,685,977	$(48,014,545)	$(14,331,634)

Common stock issued for:
Exercise of warrants	3,064,400	3,064	(3,064)	-	-
Stock options/warrants granted	-	-	1,654,269	-	1,654,269
Liability for lack of authorized shares	-	-	(129,580)	-	(129,580)

Net Loss (unaudited)	-	-	-	(9,988,785)	(9,988,785)

Balances at June 30, 2016 (unaudited)	1,999,998,522	$1,999,998	$33,207,602	$(58,003,330)	$(22,795,730)

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Condensed Statements of Cash Flow

(Unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(9,988,785)	$8,143,840

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of fixed assets	1,475	2,659
Amortization of licenses and intangible assets	-	1,339
Amortization of convertible debt discount	379,290	352,823
Amortization of debt issuance costs	-	18,701
Preferred stock issued for loan fees	596,496	-
Preferred stock for services	357,403	-
Preferred stock for wages	64,982	-
Stock options for services	584,916	28,500
Warrants issued for services	1,069,353	-
(Gain) loss on derivative liability	3,871,040	(9,318,387)
(Gain) loss on settlement of debt	1,766,631	(137,676)
Changes in operating assets and liabilities:
Prepaid expenses	(3,286)	(4,505)
Accounts payable	(292,802)	(1,194)
Payroll liabilities	37,220	84,315
Accrued interest	70,443	284,594
Net cash used by operating activities	(1,485,624)	(544,991)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(39,481)
Debt issuance costs	-	(5,000)
Proceeds from exercise of warrants	250	-
Proceeds from short term debt	-	168,000
Proceeds from officer related party debt	-	27,500
Payments on convertible debt	(10,000)	-
Proceeds from convertible debt	1,316,525	420,000
Net cash provided by financing activities	1,306,775	571,019

Net increase (decrease) in cash	(178,849)	26,028
Cash, beginning of period	179,032	203

CASH, END OF PERIOD	$183	$26,231

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$9,920
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2016.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2016 and December 31, 2015, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at June 30, 2016:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Liabilities for lack of authorized shares	981,672			981,672
Derivative Liability	1,255,541			1,255,541
Total Liabilities Measured at Fair Value	$2,237,213	$-	$-	$2,237,213

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

The Company anticipates a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. The Company may also require up to approximately $1.5 million to retire outstanding debt and past due payables, including certain convertible promissory notes totaling approximately $400,000 that are currently due and payable (“Outstanding Notes”), in the event these amounts are not converted or otherwise exchanged for equity securities. Although no assurances can be given, management is currently negotiating with the holders of certain of the Outstanding Notes to restructure the principal and accrued interest currently due thereon. In addition certain of the principal amount due under the Outstanding Notes may be reduced do to the offset of certain amounts resulting from the previous issuance of shares of common stock upon conversions of the Outstanding Notes, which issuances are voidable under the laws of the Company’s state of incorporation.

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

As of June 30, 2016 the Company has $183 cash on hand. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and the Company’s current lease commitments that in the absence of additional capital would result in a liquidation of the Company. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Production equipment	$1,390,182	$1,938,532
Building	-	446,772
Leasehold improvements	-	3,235
Office equipment	14,594	32,769
	1,404,776	2,421,308
Less accumulated depreciation	(1,401,831)	(2,416,888)
	$2,945	$4,420

Depreciation expense for the above fixed assets for the three months ended June 30, 2016 and 2015, respectively was $737 and $1,329 and for the six months ended June 30, 2016 and 2015, respectively, was $1,475 and $2,659.

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
License Fee	$-	$112,500
Less accumulated amortization	-	(112,500)

Patents and intellectual property	35,482	35,482
Intangible assets net of accumulated amortization	$35,482	$35,482

Amortization expense for the above intangible assets for the three months ended June 30, 2016 and 2015, respectively was $0 and $0 and for the six months ended June 30, 2016 and 2015, respectively, was $0 and $1,339.

NOTE 5: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

The Company issued various shares of preferred stock and convertible promissory notes during the three months ended June 30, 2016 to a director and major stockholder. The details of these transactions are outlined in Note 9: Stockholders’ Equity - Common Stock Issued for Convertible Debt.

Preferred Shares Issued to Officers

The Company received $35,000 from the CEO during the six months ended June 30, 2016 in exchange for 8% Convertible Promissory Notes that were converted to 35,000 shares of Series A Preferred stock during the period ended June 30, 2016. Additionally, the Company issued a total of 2,800 shares of Series A Preferred stock as loan fees.

The Company issued 10,000 Series A Preferred shares to the CFO as a bonus during the six months ended June 30, 2016.

Rent Expenses

On July 17, 2007, the Company entered into a five year lease for its production center from a less than 5 percent shareholder. Subsequent to July 31, 2012 the Company was renting this space on a month to month basis at $11,904 per month. Effective January 1, 2015 the Company’s lease was terminated. There had been an ongoing dispute with the landlord, Rob and Maribeth Myers, regarding the Production Center rent. During the six months ended June 30, 2016 the Company reached a Settlement Agreement with regards to this dispute resulting in a payment of $438,830 for rent, interest, and costs.

The Company rents office space from a significant shareholder and director of the Company on a month to month basis with a monthly payment of $1,500.

Rental expense for the three months and six months ended June 30, 2016 and 2015 consisted of the following:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Office and warehouse space	$-	$-	$-	$-

Corporate office	4,500	4,500	9,000	9,000
Total Rental Expense	$4,500	4,500	$9,000	$9,000

NOTE 6: CONVERTIBLE NOTES PAYABLE

As of June 30, 2016 and December 31, 2015 the Company had the following convertible notes outstanding:

	June 30, 2016		December 31, 2015
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $115,000 and $165,000 outstanding, net of debt discount of $0 and $0, respectively	$115,000	56,056	$165,000	69,712	(1)
January 2014 $0 Convertible Note, 8% interest, due January 2015, $0 and $50,000 outstanding, net of debt discount of $0 and $0, respectively	-	-	50,000	7,682	(2)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $10,990 and $10,990 outstanding, net of debt discount of $0 and $0, respectively	10,990	6,003	10,990	5,457	(3)
February 2014 $46,080 Convertible Note, 10% interest, due February 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	2,358	-	2,358	(4)
February 2014 $27,800 Convertible Note, 10% one-time interest, due February 2015, with a 10% original issue discount, $0 and $51,159 outstanding, net of debt discount of $0 and $49,626, respectively, settled remaining balance on September 30, 2015 for 5,000 shares of preferred and $20,000 cash payment due upon obtaining new financing	-	-	20,000	-	(5)
March 2014 $50,000 Convertible Note, 10% interest, due March 2015, $36,961 and $36,961 outstanding, net of debt discount of $0 and $0, respectively	36,961	8,410	36,961	6,572	(6)
March 2014 $165,000 Convertible Note, 10% interest, due April 2015, with a $16,450 original issue discount, $0 and $61,301 outstanding, net of debt discount of $0 and $0, respectively	-	-	61,301	24,109	(7)
April 2014 $32,000 Convertible Note, 10% interest, due April 2015, $22,042 and $22,042 outstanding, net of debt discount of $0 and $0, respectively	22,042	4,130	22,042	3,034	(8)
April 2014 $46,080 Convertible Note, 10% interest due April 2015, $5,419 and $5,419 outstanding, net of debt discount of $0 and $0, respectively	5,419	4,608	5,419	4,608	(9)
May 2014 $55,000 Convertible Note, 12% interest, due May 2015, with a $5,000 original issue discount, $0 and $46,090 outstanding, net of debt discount of $0 and $24,315, respectively, settled May 1, 2015 for $100,000, $75,000 paid in cash and the remaining $25,000 as a 10% convertible debenture paid May, 2016	-	-	25,000	1,836	(10)
June 2014 $28,800 Convertible Note, 10% interest due June 2015, $28,800 and $28,800 outstanding, net of debt discount of $0 and $0, respectively	28,800	2,880	28,800	2,880	(11)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $40,000 outstanding, net of debt discount of $0 and $0, respectively	40,000	8,039	40,000	6,049	(12)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $38,689 and $38,689 outstanding, net of debt discount of $0 and $0, respectively	38,689	7,775	38,689	5,851	(13)
June 2014 $56,092 Convertible Note, 16% interest, due July 2015, with a $5,000 original issue discount, $0 and $56,092 outstanding, net of debt discount of $0 and $0, respectively	-	-	56,092	13,462	(14)
July 2014 $37,500 Convertible Note, 12% interest, due July 2015, $37,015 and $37,015 outstanding, net of debt discount of $0 and $0, respectively	37,015	8,586	37,015	6,377	(15)
August 2014 $36,750 Convertible Note, 10% interest, due April 2015, $36,750 and $36,750 outstanding, net of debt discount of $0 and $0, respectively	36,750	7,365	36,750	5,538	(16)
August 2014 $33,500 Convertible Note, 4% interest, due February 2015, with a $8,500 original issue discount, $33,500 and $33,500 outstanding, net of debt discount of $0 and $0, respectively, settled April 28, 2016 for 10,000 shares Series A preferred stock and two $10,000 payments paid on April 30, 2016 and July 1, 2016.	10,000	-	33,500	-	(17)
September 2014 $37,500 Convertible Note, 12% interest, due September 2015, with a $5,000 original issue discount, $0 and $36,263 outstanding, net of debt discount of $0 and $0, respectively	-	-	36,263	5,576	(18)
January through December, 2015 $615,000 Convertible Notes, 8% interest, due September 30, 2015 and October 6, 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	18,266	-	18,264	(19)
October through December 2015 $613,000 Convertible Notes, 8% interest, due June 30, 2016, $0 and $613,000 outstanding, net of debt discount of $0 and $560,913, respectively	-	16,502	52,087	2,519	(20)
January through March 2016 $345,000 Convertible Notes, 8% interest, due June 30, 2016, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	1,541	-	-	(21)
Penalties on notes past due	841,862		1,032,475	-
Total Convertible Notes Payable, Net	$1,223,528	152,519	$1,788,384	$191,884

(1) Convertible Debt instruments accrue interest at an annual rate of 12% and a conversion price of $0.06. The Convertible Debt instruments also include Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal.

During the twelve months ending December 31, 2015 the holders of the Convertible Debt instruments received a repayment of $5,000 and $0 of the outstanding principal and accrued interest balances. During the six months ending June 30, 2016 the Company reached a settlement agreement with a holder of one of the Convertible Debt instruments for the $50.000 debt plus the $22,055 interest, plus the 500,000 warrants.

During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $0 and principal of $5,000 and accrued interest of $0 was repaid to the note holder. During the six months ending June 30, 2016, total amortization was recorded in the amount of $0 and principal of $50,000 and accrued interest of $22,056 was repaid to the note holder. After repayments, conversions and amortization, principal totaled $115,000 and debt discount totaled $0 at June 30, 2016 and $165,000 and debt discount totaled $0 at December 31, 2015. During the six months ending June 30, 2016 and the twelve months ending December 31, 2015 interest expense of $8,339 and $20,398, respectively, was recorded for the Convertible Debt Instruments. The $115,000 balance of the notes reached maturity during the year ended December 31, 2014 and are currently past due.

(2) The Company borrowed $50,000 January 2014, due January 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability). Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ended December 31, 2015, total amortization was recorded in the amount of $0. After amortization, principal totaled $50,000, debt discount totaled $0. The Company accrued an additional $372 and $3,989 interest for the six months ending June 30, 2016 and the twelve months ended December 31, 2015, respectively. During the six months ending June 30, 2016 the Company reached a settlement agreement with the note holder for the $50,000 debt plus the $8,054 of accrued interest.

(3) The Company borrowed $55,500 January 2014, due October 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (July 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $5,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability). Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. The Company accrued an additional $546 and $1,096 interest for the six months ending June 30, 2016 and twelve months ended December 31, 2015, respectively. The balance of the note reached maturity during the year ended December 31, 2014 and is currently past due.

(4) The Company borrowed $50,000 February 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.07 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total principal of $46,080 and accrued interest of $3,358 was converted into shares of common stock (see Note 9: Stockholders’ Equity), resulting in a decrease to the debt discount of $19,577. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $2,358 at June 30, 2016 and December 31, 2015.

(5) The Company borrowed $27,800 February 2014, due February 2015, with a one-time interest charge of 10%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $2,800 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. Additionally, the holder of the note added a market price adjustment of $53,192 on the note due to delay in issuance of conversion shares. The Company increased the amount of the note by $53,192 and recorded a debt discount of $53,192. Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $25,877 and an additional $0 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and was settled September 30, 2015 for 5,000 shares of Series A Preferred Stock having a stated value of $5.00 per share and $20,000 cash payment due upon the consummation of a debt or equity financing resulting in gross proceeds to the Company of at least $500,000. During the six months ended June 30, 2016, the Company reached a settlement agreement for the remaining $20,000 cash payment.

(6) The Company borrowed $50,000 March 2014, due March 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (September 18, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. After conversions and amortization, principal totaled $36,961 and debt discount totaled $0 for the periods ending June 30, 2016 and December 31, 2015. The Company accrued an additional $1,838 and $3,686 interest for the six months ending June 30, 2016 and twelve months ended December 31, 2015, respectively. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(7) The Company borrowed $165,000 March 2014, due April 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion. The note has an original issue discount of $15,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $165,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total principal of $23,211 was converted into shares of common stock, resulting in a decrease to the debt discount of $6,991. After conversions and amortization, principal totaled $61,301, debt discount totaled $0, and accumulated interest totaled $24,109 at December 31, 2015. The Company accrued an additional $348 for the six months ending June 30, 2016. During the six months ending June 30, 2016 the Company reached a settlement agreement with the note holder for the $61,301 debt plus the $24,457 of accrued interest.

(8) The Company borrowed $32,000 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 1, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company recorded a debt discount of $32,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. After conversions and amortization, principal totaled $22,042, debt discount totaled $0, and accumulated interest totaled $3,034 at December 31, 2015. The Company accrued an additional $1,096 and $2,198 interest for the six months ending June 30, 2016 and twelve months ended December 31, 2015, respectively. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(9) The Company borrowed $46,080 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 11, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. After conversions and amortization, principal totaled $5,419, debt discount totaled $0, and accumulated interest totaled $4,608 at June 30, 2016 and December 31, 2015. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(10) The Company borrowed $55,000 May 2014, due May 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 or 55% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $24,315 and an additional $2,131 of interest was accrued. This note was settled May 1, 2015 for $100,000, $75,000 paid in cash and the remaining $25,000 as a 10% convertible debenture due May 31, 2016. The $25,000 convertible debenture is convertible at 55% of the lowest close for the last 270 days prior to the conversion notice or $0.03, but not less than $0.001. This settlement resulted in a reduction to notes payable of $46,090 and accrued interest payable of $5,516, an increase to note payable of $100,000 and a resulting $48,394 loss on settlement of debt. The Company accrued an additional $1,205 and $1,836 interest for the six months ending June 30, 2016 and twelve months ended December 31, 2015, respectively. During the six months ended June 30, 2016, the Company reached a settlement agreement with the note holder for the remaining $25,000 convertibe debenture plus $3,041 of accrued interest.

(11) The Company borrowed $28,800 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 20, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $28,800 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. After conversions and amortization, principal totaled $28,800, debt discount totaled $0, and accumulated interest totaled $2,880 at June 30, 2016 and December 31, 2015. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(12) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of the prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $19,398 and an additional $3,989 of interest was accrued. The Company accrued an additional $1,988 interest for the six months ending June 30, 2016. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(13) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any repayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $18,554 and an additional $3,858 of interest was accrued. The Company accrued an additional $1,924 interest for the six months ending June 30, 2016. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(14) The Company borrowed $56,092 July 2014, due July 2015, with interest at 16%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $51,092 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $27,816 and an additional $8,950 of interest was accrued. The Company accrued an additional $319 interest for the six months ending June 30, 2016 and reached a settlement agreement with the note holder for the $56,092 note balance plus $13,781 of accrued interest.

(15) The Company borrowed $37,500 July 2014, due July 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 50% of the lowest of the lowest trading price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $20,737 and an additional $4,430 of interest was accrued. The Company accrued an additional $2,209 interest for the six months ending June 30. The balance of the note reached full maturity during the quarter ended September 30, 2015 and is currently past due.

(16) The Company borrowed $36,750 August 2014, due August 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (February 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the twenty five trading day period including the date of the Conversion Notice. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $36,750 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $22,755 and an additional $3,665 of interest was accrued. The Company accrued an additional $1,827 interest for the six months ending June 30, 2016. The balance of the note reached full maturity during the quarter ended September 30, 2015 and is currently past due.

(17) The Company borrowed $33,500 August 2014, due February 2015, with interest at 4%. The Company may prepay the note for a net payment of $33,500 at any time prior to November 27, 2014. After November 27, 2014, the holder has the right to refuse any further payments and to convert this note when it matures, February 27, 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% (represents a 40% discount) of the average three lowest trade prices in the 20 trading days previous to the conversion. The note has an original issue discount of $6,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $32,807 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $10,367. The balance of the note reached full maturity during the quarter ended March 31, 2015 and is currently past due. During the six months ending June 30, 2016 the Company reached a settlement agreement with the note holder for the $33,500 debt of which a remaining $10,000 was remaining at June 30, 2016 and was paid in July 2016.

(18) The Company borrowed $37,500 September 2014, due September 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 55% (represents a 45% discount) of the lowest trade prices in the 15 trading days previous to the conversion. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $25,927 and an additional $4,341 of interest was accrued. The Company accrued an additional $333 interest for the six months ending June 30, 2016 and reached a settlement agreement with the note holder for the $36,263 note balance plus $5,908 of accrued interest.

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

(20) The Company borrowed $613,000 October through December 2015, due June 2016, with interest at 8%. The holders of the notes have the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1. The Company issued the note holder 49,040 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $613,000 related to the conversion feature, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the notes. During the six months ending June 30, 2016 and the twelve months ending December 31, 2015, total amortization was recorded in the amount of $613,000 and $52,087 and an additional $13,676 and $2,350 of interest was accrued, respectively. As of June 30, 2016 these notes were converted into 613,000 Series A Convertible Preferred Shares.

(21) The Company borrowed $345,000 January through March 2016, due June 2016, with interest at 8%. The holders of the notes have the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1. The Company issued the note holder 29,200 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $345,000 related to the conversion feature, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the notes. During the six months ending June 30, 2016 and the twelve months ending December 31, 2015, total amortization was recorded in the amount of $345,000 and $0 and an additional $1,541 and $0 of interest was accrued, respectively. As of June 30, 2016 these notes were converted into 345,000 Series A Convertible Preferred Shares.

As of June 30, 2016, certain convertible promissory notes described in this Note 6 not otherwise converted into common stock of the Company, totaling approximately $380,000, were due and payable (“Outstanding Notes”). Although no assurances can be given, management is currently negotiating with the holders of certain of the Outstanding Notes to restructure the principal and accrued interest currently due and payable. The principal amount due under certain of the Outstanding Notes may be reduced do to the offset of certain amounts resulting from the previous issuance of shares of common stock by the Company upon conversions of the Outstanding Notes, which were issued based on a conversion price below $0.001 per share. The issuances are voidable under the laws of the State of Delaware, the Company’s state of incorporation. The Company has issued a demand letter requiring the return to the Company of that number of shares of common stock issued upon conversion of Outstanding Notes equal to the value of the shares issued upon such conversion at a value below $0.001 per share (the “Excess Amount”). In the event the holder of such shares fails to return the shares, the Company intends to unilaterally and without further action by the parties reduce the principal amount of the Outstanding Notes by the Excess Amount. However the Company recorded an additional $841,860 in penalties and interest accrued on these notes to reflect the potential that the Company would be unable to prevail in reducing the amount of the notes for the shares of common stock delivered below $0.001 per share and the Company was unable to negotiate a settlement with these note holders.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2015	5,135,000	$0.12-0.15	7.12 years	$-	$0.15

Options granted	237,000,000	$0.005-.01	-	-	$.006
Options exercised	-	$-	-		$-
Options expired	(1,885,000)	$0.15	-	-	$0.15

Balance at June 30, 2016	240,250,000	$0.005-0.15	4.56 years	-	$0.008

Exercisable at June 30, 2016	178,026,712	$0.005-0.15	4.41 years	$-	$0.009

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2015	680,100,302	$0.001-0.10	1.9 years	$2,052,699	$0.0081

Warrants granted	250,000	$0.001	-	-	$0.001
Warrants exercised	(250,000)	$0.001	-		$0.001
Warrants expired/cancelled	(324,858,186)	$0.00011-0.06	-	-	$.0012

Balance at June 30, 2016	355,242,116	$0.001-0.10	1.12 years	$54,000	$0.0447

Exercisable at June 30, 2016	355,242,116	$0.001-0.10	1.12 years	$54,000	$0.0447

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash and the Exercise of Options and Warrants

As of June 30, 2016 and December 31, 2015 there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding options, warrants and convertible debt into common stock. As a result the Company recorded a liability in the amount of $852,091, offset by $852,091 of equity for the period ending December 31, 2015 and $981,672, offset by $129,580 of equity for the period ending June 30, 2016. There are ongoing discussions with some of the Company’s lenders regarding alternatives to rectify the situation. There can be no assurance that a reasonable outcome will be reached.

In June 2016 the Company issued 3,064,400 shares of common stock for cashless warrants exercise.

Preferred Stock Issued for Cash and the Exercise of Warrants

In March 2016, the Company issued 50,000 restricted shares of its Series A preferred stock in exchange for the cancellation of the warrants attached to the convertible notes received in July 2012.

In June the Company issued 250,000 restricted shares of its Series A preferred stock in exchange for $250 in a warrant exercise.

Preferred Stock Issued for Loan Fees on Convertible Debt

During the six months ending June 30, 2016 the Company issued 46,240 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $583,000.

During the six months ending June 30, 2016 the Company issued 35,106 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $438,828 to a major shareholder and Director of the Company.

During the six months ending June 30, 2016 the Company issued 2,800 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $35,000 to the CEO of the Company.

During the six months ending June 30, 2016 the Company issued 30,000 shares of its Series A preferred stock as finders fees.

Preferred Stock Issued for Debt Converted

During the six months ending June 30, 2016 the Company issued 654,791 Series A preferred stock in exchange for $1,636,779 of convertible debt received from a major shareholder and Director of the Company.

During the six months ending June 30, 2016 the Company issued 1,203,000 Series A preferred stock in exchange for $1,256,000 of convertible debt.

During the six months ending June 30, 2016 the Company issued 35,000 Series A preferred stock in exchange for $35,000 of convertible debt, to the CEO of the Company.

Preferred Stock Issued for Debt Settled

During the six months ending June 30, 2016 the Company issued 181,000 Series A preferred stock in exchange for $164,762 of convertible debt, plus $39,059 of accrued interest.

Preferred Stock Issued for Services and Wages

During the six months ending June 30, 2016 the Company issued 68,000 Series A preferred stock in exchange for $357,403 of services and $64,982 of wages.

During the six months ending June 30, 2016 the Company issued 10,000 Series A preferred stock to the CFO of the Company.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ending June 30, 2016 the Company issued 250,000 shares of its Series A preferred stock in exchange for $250 as a warrant exercise.

During the six months ending June 30, 2016 the Company issued 30,000 shares of its Series A preferred stock as a finders fee at a value of $162,456.

During the six months ending June 30, 2016 the Company issued 46,240 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $583,000.

During the six months ending June 30, 2016 the Company issued 35,106 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $438,827 from a major shareholder and Director of the Company.

During the six months ending June 30, 2016 the Company issued 2,800 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $35,000 from the CEO of the Company.

During the three months ending March 31, 2016 the Company issued 181,000 Series A preferred stock in settlement for $164,762 of convertible debt, plus $39,059 of accrued interest.

During the six months ending June 30, 2016 the Company issued 35,000 Series A preferred stock in exchange for $35,000 of convertible debt, to the CEO of the Company.

During the six months ending June 30, 2016 the Company issued 1,203,000 Series A preferred stock in exchange for $1,256,000 of convertible debt, plus $13,962 of accrued interest, plus surrender of outstanding warrants.

During the six months ending June 30, 2016 the Company issued 654,791 Series A preferred stock in exchange for $1,636,779 of convertible debt received from a major shareholder and Director of the Company.

NOTE 10: SUBSEQUENT EVENTS

On July 11, 2016 the Company announced that it has partnered with Versant Medical Physics and Radiation Safety Company to provide dosimetry expertise to support development of the Company’s brachytherapy devices.

On July 19, 2016 the Company provided an update on its intellectual property including trademark expansion into international markets.

In August 2016 the Company issued 12,854 Series A preferred shares as a cashless exercise.

In August 2016 the Company settled $20,000 of convertible note plus $11,652 of accrued interest in exchange for 4,600 of Series A preferred stock and $15,812 cash.

In July and August 2016 the Company received $40,000 in exchange for an 8% convertible promissory note due September 30, 2016. The Company issued 1,600 Series A preferred shares as a loan fee on these notes. These notes were converted into 20,000 series A preferred stock in July and August 2016.

In August 2016 the Company received $15,000 in exchange for 10,000 of Series A preferred stock and 5,000 Series A preferred warrants.

In July and August 2016 the Company received $46,083, the terms of which have not yet been defined.

Subsequent to the reporting period, in support of the Company’s efforts to focus resources on the development and commercialization of its yttrium-90 brachytherapy products, the Company permanently closed its Production Facility located in Kennewick, Washington. The key piece of equipment, the Company’s linear accelerator, with an original cost of $1,375,000, is currently being marketed for sale.

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

2016 Second Quarter Significant Events

On April 22, 2016, the Company provided a progress update on product development, manufacturing and commercialization efforts including being ready to ship product to support studies in the veterinary market.

In the second quarter of 2016, the Company participated in two investor conferences, the 5th Annual SeeThruEquity Microcap Investor Conference in New York City and the 6th annual LD Micro Invitational in Los Angeles.

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

Employees

As of June 30, 2016, the Company had four full-time employees. The Company utilizes eight to ten independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its employees, and believes its relations with its employees are good. The Company is not current on payroll and requires additional funding to make past and current payroll payments.

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

Available Information

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the United States Securities and Exchange Commission (the “SEC”). Persons may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time. Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Moreover, the Company maintains a website at http://www.isotopeworld.com that contains important information about the Company, including biographies of key management personnel, as well as information about the Company’s business. This information is publicly available (i.e., not password protected) and is updated regularly. The content on any website referred to in this Form 10-Q report is not incorporated by reference into this Form 10-Q report, unless (and only to the extent) expressly so stated herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table sets forth information from our statements of operations for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Revenues	$4,054	$-
Operating expenses	3,222,904	331,061
Operating loss	(3,218,850)	(331,061)
Non-operating income (expense):
Gain (loss) on derivative liability	1,268,958	7,085,127
Net gain (loss) on settlement of debt	(1,832,468)	141,250
Interest expense	(400,524)	(326,210)
Net income (loss)	$(4,182,884)	$6,569,106

Revenue

Revenue was $4,054 for the three months ended June 30, 2016 and $0 for the three months ended June 30, 2015. The increase was a result of an increase in Consulting revenues which consist of providing a company with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Revenue for the three months ended June 30, 2016 and 2015 consists of the following:

	Three months ended June 30, 2016	Three months ended June 30, 2015
Consulting	$4,054	$-
TOTAL	$4,054	$-

Operating Expenses

Operating expenses for the three months ended June 30, 2016 and 2015 was $3,222,904 and $331,061, respectively. The increase in operating expenses from 2015 to 2016 can be attributed to the increase in Professional Fees expenses ($107,307 for the three months ended June 30, 2015 versus $1,631,616 for the three months ended June 30, 2016); an increase in Sales and Marketing expenses from 2015 to 2016 ($0 for the three months ended June 30, 2015 versus $135,708 for the three months ended June 30, 2016); an increase in stock options granted from 2015 to 2016 ($0 for the three months ended June 30, 2015 versus $584,916 for the three months ended June 30, 2016); and the increase in General and Administrative Expenses ($54,063 for the three months ended June 30, 2015 versus $703,350 for the three months ended June 30, 2016). The main contributors to the increase in General and Administrative Expenses was an increase in Loan Fees ($294,703 for the three months ended June 30, 2016 versus $4,061 for the three months ended June 30, 2015); Repairs and Maintenance ($222,281 for the three months ended June 30, 2016 versus $2,097 for the three months ended June 30, 2015); and an increase in Research Expense ($111,304 for the three months ended June 30, 2016 versus $2,610 for the three months ended June 30, 2015).

Operating expenses for the three months ended June 30, 2016 and 2015 consists of the following:

	Three months ended June 30, 2016	Three months ended June 30, 2015
Cost of materials	$-	$85
Depreciation and amortization expense	737	1,329
Professional fees	1,631,616	107,307
Stock options granted	584,916	-
Payroll expenses	166,577	168,277
General and administrative expenses	703,350	54,063
Sales and marketing expense	135,708	-
	$3,222,904	$331,061

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended June 30, 2016 varied from the three months ended June 30, 2015 primarily due to a gain on derivative liability of $1,268,958 for the three months ended June 30, 2016 versus a gain of $7,085,127 for the three months ended June 30, 2015. This was partially offset by a decrease in gain (loss) on settlement of debt of $141,250 for the three months ended June 30, 2015 versus $(1,832,468) for the three months ended June 30, 2016.

Non-Operating income (expense) for the three months ended June 30, 2016 and 2015 consists of the following:

	Three months ended June 30, 2016	Three months ended June 30, 2015
Interest expense	$(400,524)	$(326,210)
Net gain (loss) on settlement of debt	(1,832,468)	141,250
Gain on derivative liability	1,268,958	7,085,127
	$(964,034)	$6,900,167

Net Loss

Our net income (loss) for the three months ended June 30, 2016 and 2015 was $(4,182,884) and $6,569,109, respectively.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table sets forth information from our statements of operations for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues	$8,108	$12,054

Operating expenses	3,909,489	671,927

Operating loss	(3,901,381)	(659,873)
Non-operating income (expense)
Interest expense	(449,733)	(652,350)
Net gain (loss) on settlement of debt	(1,766,631)	137,676
Gain (loss) on derivative liability	(3,871,040)	9,318,387
Net Gain (Loss)	$(9,988,785)	$8,143,840

Revenue

Revenue was $8,108 for the six months ended June 30, 2016, compared to $12,054 for the six months ended June 30, 2015, a period over period decrease of $3,946. The decrease was a result of a loss of consulting revenue, currently our only source of revenue, during the first half of the fiscal year. Consulting revenue consists of providing clients with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. Consulting services are currently our only source of revenue and is expected to generate less than $50,000 per year.

Operating Expense

Operating expenses for the six months ended June 30, 2016 and 2015 was $3,909,489 and $671,927, respectively. The increase in operating expenses from 2015 to 2016 can be attributed to the increase in Professional Fees expenses ($171.300 for the six months ended June 30, 2015 versus $1,702,585for the six months ended June 30, 2016); an increase in Sales and Marketing expenses from 2015 to 2016 ($0 for the six months ended June 30, 2015 versus $147,544 for the six months ended June 30, 2016); an increase in stock options granted from 2015 to 2016 ($28,500 for the six months ended June 30, 2015 versus $584,916 for the six months ended June 30, 2016); and the increase in General and Administrative Expenses ($107,843 for the six months ended June 30, 2015 versus $1,141,392 for the six months ended June 30, 2016). The main contributors to the increase in General and Administrative Expenses was an increase in Loan Fees ($595,197 for the six months ended June 30, 2016 versus $13,702 for the six months ended June 30, 2015); Repairs and Maintenance ($224,365 for the six months ended June 30, 2016 versus $4,061 for the six months ended June 30, 2015); and an increase in Research Expense ($206,848 for the six months ended June 30, 2016 versus $14,210 for the six months ended June 30, 2015).

Operating expenses for the six months ended June 30, 2016 and 2015 consists of the following:

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cost of materials	$-	$474
Depreciation and amortization expense	1,475	3,998
Professional fees	1,702,585	171,300
Stock options granted	584,916	28,500
Payroll expenses	331,577	359,812
General and administrative expenses	1,141,392	107,843
Sales and marketing expense	147,544	-
	$3,909,489	$671,927

Non-Operating Income (Expense)

The Company had non-operating income of $8,803,713 during the six months ended June 30, 2015, as compared to non-operating expense of $6,087,404 during the six months ended June 30, 2016. As shown below, this decrease in non-operating income is primarily due to a loss on derivative liability of $3,871,040 for the six months ended June 30, 2016, as compared to a gain of $9,318,387 during the same period in 2015. The $3,871,040 loss on derivative liability is due to an increase in the Company’s stock price from June 30, 2015 ($0.0009) to June 30, 2016 ($0.0037) and an increase in preferred shares value which is also used to value derivatives. The Company’s stock price is used in the Black Scholes calculations to compute the derivative liability at the end of the quarter. Additionally, the Company experienced a decrease in non-operating income due to a loss on settlement of debt of $1,766,631 for the six months ended June 30, 2016, as compared to a gain on settlement of debt of $137,676 for the six months ended June 30, 2015.

Non-Operating income (expense) for the six months ended June 30, 2016 and 2015 consists of the following:

	Six months ended June 30, 2016	Six months ended June 30, 2015
Interest expense	$(449,733)	$(652,350)
Net gain (loss) on settlement of debt	(1,766,631)	137,676
Gain (loss) on derivative liability	(3,871,040)	9,318,387
	$(6,087,404)	$8,803,713

Net Gain (Loss)

Our net income (loss) for the six months ended June 30, 2016 and 2015 was $(9,988,785) and $8,143,840, respectively, due primarily to the increase of operating expenses of $3,237,562 and $671,927 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, respectively; plus an increase of $14,891,117 in non-operating loss of $(6,087,404) for the six months ended June 30, 2016, compared to a non-operating gain of $8,803,713 for the six months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, the Company had negative working capital of $4,914,618, as compared to $15,618,340 at June 30, 2015. During the six months ended June 30, 2016 the Company experienced negative cash flow from operations of $1,485,623 and it expended $0 for investing activities while adding $1,306,775 of cash flows from financing activities. As of June 30, 2016, the Company had $0 commitments for capital expenditures.

Cash used in operating activities increased from $544,991 for the six month period ending June 30, 2015 to $1,485,624 for the six month period ending June 30, 2016. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and preferred and common stock issued for services and other expenses. The Company had no cash used in investing activities for the six month periods ended June 30, 2016 and 2015. Cash provided from financing activities increased from $571,019 for the six month period ending June 30, 2015 to $1,306,775 for the six month period ending June 30, 2016. The increase in cash provided from financing activities was primarily a result of increase in proceeds from convertible debt.

The Company has generated material operating losses since inception. The Company had a net loss of $9,988,785 for the six months ended June 30, 2016, and net income of $8,143,840 for the six months ended June 30, 2015. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

Although the Company is seeking the foregoing funding and has engaged in numerous discussions with potential finders, investment bankers and investors with respect to the initial portion thereof, the Company has not received firm commitments for the required funding. Based upon its discussions, the Company anticipates that if the Company is able to obtain the funding required to retire outstanding debt, pay past due payables and maintain its current operating activities that the terms thereof will be materially dilutive to existing shareholders.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended June 30, 2016, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2015, filed on May 25, 2016 (Amendment was filed on May 26, 2016).

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

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ending June 30, 2016 the Company issued 250,000 shares of its Series A preferred stock in exchange for $250 as a warrant exercise.

During the six months ending June 30, 2016 the Company issued 30,000 shares of its Series A preferred stock as a finders fee.

During the six months ending June 30, 2016 the Company issued 46,240 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $583,000.

During the six months ending June 30, 2016 the Company issued 35,106 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $438,827 from a major shareholder and Director of the Company.

During the six months ending June 30, 2016 the Company issued 2,800 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $35,000 from the CEO of the Company.

During the three months ending March 31, 2016 the Company issued 181,000 Series A preferred stock in settlement for $164,762 of convertible debt, plus $39,059 of accrued interest.

During the six months ending June 30, 2016 the Company issued 35,000 Series A preferred stock in exchange for $35,000 of convertible debt, to the CEO of the Company.

During the six months ending June 30, 2016 the Company issued 1,203,000 Series A preferred stock in exchange for $1,256,000 of convertible debt, plus $13,962 of accrued interest, plus surrender of outstanding warrants.

During the six months ending June 30, 2016 the Company issued 654,791 Series A preferred stock in exchange for $1,636,779 of convertible debt received from a major shareholder and Director of the Company.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: August 18, 2016	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2016	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

