Form 10-Q
period 2016-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2016-11-21
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2016

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

As of November 14, 2016, there were 19,999,985 shares of the registrant’s Common Stock outstanding.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3
	Condensed Consolidated Statements of Operations for the Three Months and the Nine Months ended September 30, 2016 (unaudited) and the Three Months and the Nine Months ended September 30, 2015 (unaudited)	4
	Condensed Consolidated Statements of Cash Flow for the Nine Months ended September 30, 2016 (unaudited) and the Nine Months ended September 30, 2015 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

	PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6.	Exhibits	28

SIGNATURES		29

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Advanced Medical Isotope Corporation

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash	$15	$179,032
Prepaid expenses	30,451	26,211
Inventory	8,475	8,475
Total current assets	38,941	213,718

Fixed assets, net of accumulated depreciation	2,207	4,420

Other assets:
Patents and intellectual property	35,482	35,482
Deposits	644	644
Total other assets	36,126	36,126

Total assets	$77,274	$254,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,309,998	$1,284,759
Accrued interest payable	158,613	229,246
Payroll liabilities payable	443,403	298,900
Loan from shareholders	135,846	-
Convertible notes payable, net	1,266,768	1,788,384
Derivative liability	518,637	4,235,016
Related party promissory note	332,195	1,280,450
Liability for lack of authorized shares	-	852,091
Total current liabilities	4,165,460	9,968,846

Commitments and contingencies	-	-

Mezzanine Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized Series A preferred stock, $.001 par value, 5,000,000 shares authorized; 4,342,216 and 1,627,000 shares issued and outstanding, respectively	17,854,427	4,617,052
Total mezzanine equity	17,854,427	4,617,052

Stockholders’ equity (deficit):
Common stock, $.001 par value; 2,000,000,000 shares authorized; 19,999,985 and 19,969,341 shares issued and outstanding, respectively (See Note 10)	20,000	19,969
Paid in capital	36,196,699	33,662,942
Accumulated deficit	(58,159,312)	(48,014,545)
Total stockholders’ equity (deficit)	(21,942,613)	(14,331,634)

Total liabilities and stockholders’ equity (deficit)	$77,274	$254,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Medical Isotope Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$-	$12,054	$8,108	$24,108

Operating expenses
Cost of materials	-	-	-	475
Sales and marketing expenses	65,995	-	213,539	-
Depreciation and amortization	738	936	2,212	4,934
Professional fees	265,497	73,864	1,968,084	245,164
Stock options granted	27,427	-	612,343	28,500
Payroll expenses	160,500	178,654	492,077	538,466
Loan fees	8,664	216	603,861	13,917
General and administrative expenses	137,593	52,195	683,788	146,337
Total operating expenses	666,414	305,865	4,575,904	977,793

Operating loss	(666,414)	(293,811)	(4,567,796)	(953,685)

Non-operating income (expense)
Interest expense	(85,830)	(1,819,017)	(535,563)	(2,471,367)
Net gain (loss) on settlement of debt	(111,328)	144,290	(1,877,959)	281,966
Loss on sale of stock	(54,561)	-	(54,561)	-
Gain (loss) on derivative liability	762,151	(562,203)	(3,108,889)	8,756,184
Non-operating income (expense), net	510,432	(2,236,930)	(5,576,972)	6,566,783
Income (Loss) before Income Taxes	(155,982)	(2,530,741)	(10,144,768)	5,613,098
Income Tax Provision	-	-	-	-

Net Income (Loss)	$(155,982)	$(2,530,741)	$(10,144,168)	$5,613,098

Basic and Diluted Income (Loss) per Common Share	$(0.01)	$(0.13)	$(0.51)	$0.29

Weighted average common shares outstanding	19,999,985	19,969,341	19,987,347	19,417,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Medical Isotope Corporation

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(10,144,768)	5,613,098

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of fixed assets	2,213	3,595
Amortization of licenses and intangible assets	-	1,339
Amortization of convertible debt discount	379,290	563,458
Amortization of debt issuance costs	-	18,917
Common stock issued for interest	-	20,328
Preferred stock issued for loan fees	603,861	-
Preferred stock for services	357,403	-
Preferred stock for wages	64,982	-
Stock options and warrants issued for services	782,226	28,500
Warrants issued for services	1,069,353	-
(Gain) loss on derivative liability	3,108,889	(8,756,184)
(Gain) loss on settlement of debt	1,877,959	(281,966)
Penalties on notes payable	-	1,488,410
Changes in operating assets and liabilities:
Prepaid expenses	(4,240)	(4,568)
Accounts payable	25,239	48,108
Payroll liabilities	144,503	196,271
Accrued interest	87,265	383,868
Net cash used by operating activities	(1,645,825)	(676,826)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(39,481)
Debt issuance costs	-	(5,000)
Proceeds from exercise of warrants	250	-
Proceeds from short term debt	-	168,000
Proceeds from officer related party debt	-	43,000
Payments on convertible debt	(10,000)	(95,000)
Proceeds from convertible debt	1,476,558	612,500
Net cash provided by financing activities	1,466,808	684,019

Net increase (decrease) in cash	(179,017)	7,193
Cash, beginning of period	179,032	203

CASH, END OF PERIOD	$15	7,396

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$9,920
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Medical Isotope Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2016.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2016 and December 31, 2015, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at September 30, 2016:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative Liability	518,637			518,637
Total Liabilities Measured at Fair Value	$518,637	$-	$-	$518,637

Consolidation

Our financial statements consolidate all of our affiliates which consist of IsoPet Solutions, a wholly owned subsidiary which was established in May 2016. IsoPet Solutions will focus on bringing AMI’s yttrium-90 brachytherapy products to veterinary oncologists to treat animals such as dogs and cats suffering from tumor cancers. IsoPet Solutions is currently establishing the infrastructure necessary to provide product to veterinary clinics including regulatory clearances and compliance. As of September 30, 2016 there have been no revenues nor expenses incurred in the IsoPet Solutions subsidiary.

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

The Company anticipates a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. The Company may also require up to approximately $1.5 million to retire outstanding debt and past due payables, As of September 30, 2016 the Company has certain convertible promissory notes totaling approximately $260,000 that are currently due and payable (“Outstanding Notes”. These notes were satisfied during November 2016. See Note 10: Subsequent Events.

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

As of September 30, 2016, the Company has $15 cash on hand. There are currently commitments to vendors for products and services purchased, accrued compensation expenses and the Company’s current lease commitments that in the absence of additional capital would result in a liquidation of the Company. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Production equipment	$1,390,182	$1,938,532
Building	-	446,772
Leasehold improvements	-	3,235
Office equipment	14,594	32,769
	1,404,776	2,421,308
Less accumulated depreciation	(1,402,569)	(2,416,888)
	$2,207	$4,420

Depreciation expense for the above fixed assets for the three months ended September 30, 2016 and 2015, respectively was $738 and $936 and for the nine months ended September 30, 2016 and 2015, respectively, was $2,212 and $3,595.

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
License Fee	$-	$112,500
Less accumulated amortization	-	(112,500)

Patents and intellectual property	35,482	35,482
Intangible assets net of accumulated amortization	$35,482	$35,482

Amortization expense for the above intangible assets for the three months ended September 30, 2016 and 2015, respectively was $0 and $0 and for the nine months ended September 30, 2016 and 2015, respectively, was $0 and $1,339.

NOTE 5: RELATED PARTY TRANSACTIONS

Preferred Shares Issued to Officers

The Company received $35,000 from the CEO during the nine months ended September 30, 2016 in exchange for 8% Convertible Promissory Notes that were converted to 35,000 shares of Series A Preferred stock during the period ended September 30, 2016. Additionally, the Company issued a total of 2,800 shares of Series A Preferred stock as loan fees.

The Company issued 10,000 Series A Preferred shares to the CFO as a bonus during the nine months ended September 30, 2016.

Rent Expenses

The Company rents office space from a significant shareholder and director of the Company on a month to month basis with a monthly payment of $1,500.

During the nine months ended September 30, 2016 the Company reached a Settlement Agreement regarding a dispute related to a previous rental agreement where,starting after July 31, 2012, the Company was renting production space for $11,904 per month on a month to month basis. This settlement resulted in a payment of $438,830 for rent, interest, and costs. The Company allocated $40,000 of this settlement towards rent expense for previous years.

Rental expense for the three months and nine months ended September 30, 2016 and 2015 consisted of the following and is recorded in general and administrative expense:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Office and warehouse space	$-	$-	$40,000	$-

Corporate office	4,500	4,500	13,500	13,500
Total Rental Expense	$4,500	4,500	$53,500	$13,500

NOTE 6: CONVERTIBLE NOTES PAYABLE

As of September 30, 2016 and December 31, 2015 the Company had the following convertible notes outstanding:

	September 30, 2016		December 31, 2015
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Convertible Notes, 12% interest, due December 2013 and January 2014 (18 month notes), $110,813 and $165,000 outstanding, net of debt discount of $0 and $0, respectively	$95,000	47,500	$165,000	69,712	(1)
January 2014 $0 Convertible Note, 8% interest, due January 2015, $0 and $50,000 outstanding, net of debt discount of $0 and $0, respectively	-	-	50,000	7,682	(2)
January 2014 $55,500 Convertible Note, 10% interest, due October 2014, with a $5,500 original issue discount, $10,990 and $10,990 outstanding, net of debt discount of $0 and $0, respectively	10,990	6,280	10,990	5,457	(3)
February 2014 $46,080 Convertible Note, 10% interest, due February 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	2,358	-	2,358	(4)
February 2014 $27,800 Convertible Note, 10% one-time interest, due February 2015, with a 10% original issue discount, $0 and $51,159 outstanding, net of debt discount of $0 and $49,626, respectively, settled remaining balance on September 30, 2015 for 5,000 shares of preferred and $20,000 cash payment due upon obtaining new financing	-	-	20,000	-	(5)
March 2014 $50,000 Convertible Note, 10% interest, due March 2015, $36,961 and $36,961 outstanding, net of debt discount of $0 and $0, respectively	36,961	9,339	36,961	6,572	(6)
March 2014 $165,000 Convertible Note, 10% interest, due April 2015, with a $16,450 original issue discount, $0 and $61,301 outstanding, net of debt discount of $0 and $0, respectively	-	-	61,301	24,109	(7)
April 2014 $32,000 Convertible Note, 10% interest, due April 2015, $22,042 and $22,042 outstanding, net of debt discount of $0 and $0, respectively	22,042	4,684	22,042	3,034	(8)
April 2014 $46,080 Convertible Note, 10% interest due April 2015, $5,419 and $5,419 outstanding, net of debt discount of $0 and $0, respectively	5,419	4,608	5,419	4,608	(9)
May 2014 $55,000 Convertible Note, 12% interest, due May 2015, with a $5,000 original issue discount, $0 and $46,090 outstanding, net of debt discount of $0 and $24,315, respectively, settled May 1, 2015 for $100,000, $75,000 paid in cash and the remaining $25,000 as a 10% convertible debenture paid May, 2016	-	-	25,000	1,836	(10)
June 2014 $28,800 Convertible Note, 10% interest due June 2015, $28,800 and $28,800 outstanding, net of debt discount of $0 and $0, respectively	28,800	2,880	28,800	2,880	(11)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $40,000 and $40,000 outstanding, net of debt discount of $0 and $0, respectively	40,000	9,045	40,000	6,049	(12)
June 2014 $40,000 Convertible Note, 10% interest, due June 2015, $38,689 and $38,689 outstanding, net of debt discount of $0 and $0, respectively	38,689	8,747	38,689	5,851	(13)
June 2014 $56,092 Convertible Note, 16% interest, due July 2015, with a $5,000 original issue discount, $0 and $56,092 outstanding, net of debt discount of $0 and $0, respectively	-	-	56,092	13,462	(14)
July 2014 $37,500 Convertible Note, 12% interest, due July 2015, $37,015 and $37,015 outstanding, net of debt discount of $0 and $0, respectively, settled August 26, 2016 for $13,750 payments due September 19, 2016, October 19, 2016, November 19, 2016, and December 19, 2016.	41,250	-	37,015	6,377	(15)
August 2014 $36,750 Convertible Note, 10% interest, due April 2015, $36,750 and $36,750 outstanding, net of debt discount of $0 and $0, respectively	36,750	8,289	36,750	5,538	(16)
August 2014 $33,500 Convertible Note, 4% interest, due February 2015, with a $8,500 original issue discount, $33,500 and $33,500 outstanding, net of debt discount of $0 and $0, respectively, settled April 28, 2016 for 10,000 shares Series A preferred stock and two $10,000 payments paid on April 30, 2016 and July 1, 2016.	-	-	33,500	-	(17)
September 2014 $37,500 Convertible Note, 12% interest, due September 2015, with a $5,000 original issue discount, $0 and $36,263 outstanding, net of debt discount of $0 and $0, respectively	-	-	36,263	5,576	(18)
January through December, 2015 $615,000 Convertible Notes, 8% interest, due September 30, 2015 and October 6, 2015, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	18,266	-	18,264	(19)
October through December 2015 $613,000 Convertible Notes, 8% interest, due June 30, 2016, $0 and $613,000 outstanding, net of debt discount of $0 and $560,913, respectively	-	16,502	52,087	2,519	(20)
January through March 2016 $345,000 Convertible Notes, 8% interest, due June 30, 2016, $0 and $0 outstanding, net of debt discount of $0 and $0, respectively	-	1,541	-	-	(21)
Penalties on notes past due	910,867		1,032,475	-
Total Convertible Notes Payable, Net	$1,266,768	$140,039	$1,788,384	$191,884

(1) Convertible Debt instruments accrue interest at an annual rate of 12% and a conversion price of $0.06. The Convertible Debt instruments also include Additional Investment Rights to enter into an additional convertible note with a corresponding amount of warrants equal to forty percent of the convertible note principal.

During the twelve months ending December 31, 2015 the holders of the Convertible Debt instruments received a repayment of $5,000 and $0 of the outstanding principal and accrued interest balances. During the nine months ending September 30, 2016 the Company reached a settlement agreement with two holders of the Convertible Debt instruments. One was for the $50,000 debt plus the $22,055 interest, plus the 500,000 warrants, and with another for the $20,000 debt plus the $11,652 interest, plus the 250,000 warrants.

During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $0 and principal of $5,000 and accrued interest of $0 was repaid to the note holder. During the nine months ending September 30, 2016, total amortization was recorded in the amount of $0 and principal of $70,000 and accrued interest of $33,708 was repaid to the note holder. After repayments, conversions and amortization, principal totaled $95,000 and debt discount totaled $0 at September 30, 2016 and $165,000 and debt discount totaled $0 at December 31, 2015. During the nine months ending September 30, 2016 and the twelve months ending December 31, 2015 interest expense of $11,495 and $20,398, respectively, was recorded for the Convertible Debt Instruments. The $95,000 balance of the notes reached maturity during the year ended December 31, 2014 and are currently past due.

(2) The Company borrowed $50,000 January 2014, due January 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (July 27, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.09 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability). Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ended December 31, 2015, total amortization was recorded in the amount of $0. After amortization, principal totaled $50,000, debt discount totaled $0. The Company accrued an additional $372 and $3,989 interest for the nine months ending September 30, 2016 and the twelve months ended December 31, 2015, respectively. During the nine months ending September 30, 2016 the Company reached a settlement agreement with the note holder for the $50,000 debt plus the $8,054 of accrued interest.

(3) The Company borrowed $55,500 January 2014, due October 2014, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (July 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.28 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $5,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception (see Note 11: Derivative Liability). Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. The Company accrued an additional $823 and $1,096 interest for the nine months ending September 30, 2016 and twelve months ended December 31, 2015, respectively. The balance of the note reached maturity during the year ended December 31, 2014 and is currently past due.

(4) The Company borrowed $50,000 February 2014, due February 2015, with interest at 8%. The holder of the note has the right, after the first one hundred eighty days of the note (August 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.07 or 58% of the lowest trade price in the 10 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total principal of $46,080 and accrued interest of $3,358 was converted into shares of common stock (see Note 9: Stockholders’ Equity), resulting in a decrease to the debt discount of $19,577. After conversions and amortization, principal totaled $0, debt discount totaled $0, and accumulated interest totaled $2,358 at September 30, 2016 and December 31, 2015.

(5) The Company borrowed $27,800 February 2014, due February 2015, with a one-time interest charge of 10%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.195 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $2,800 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. Additionally, the holder of the note added a market price adjustment of $53,192 on the note due to delay in issuance of conversion shares. The Company increased the amount of the note by $53,192 and recorded a debt discount of $53,192. Interest expense for the amortization of the debt discounts is calculated on a straight-line basis over the nine month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $25,877 and an additional $0 of interest was accrued. The balance of the note reached full maturity during the quarter ended June 30, 2015 and was settled September 30, 2015 for 5,000 shares of Series A Preferred Stock having a stated value of $5.00 per share and $20,000 cash payment due upon the consummation of a debt or equity financing resulting in gross proceeds to the Company of at least $500,000. During the nine months ended September 30, 2016, the Company reached a settlement agreement for the remaining $20,000 cash payment.

(6) The Company borrowed $50,000 March 2014, due March 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (September 18, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company recorded a debt discount of $50,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. After conversions and amortization, principal totaled $36,961 and debt discount totaled $0 for the periods ending September 30, 2016 and December 31, 2015. The Company accrued an additional $2,767 and $3,686 interest for the nine months ending September 30, 2016 and twelve months ended December 31, 2015, respectively. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(7) The Company borrowed $165,000 March 2014, due April 2015, with interest at 10%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion. The note has an original issue discount of $15,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $165,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total principal of $23,211 was converted into shares of common stock, resulting in a decrease to the debt discount of $6,991. After conversions and amortization, principal totaled $61,301, debt discount totaled $0, and accumulated interest totaled $24,109 at December 31, 2015. The Company accrued an additional $348 for the nine months ending September 30, 2016. During the nine months ending September 30, 2016 the Company reached a settlement agreement with the note holder for the $61,301 debt plus the $24,457 of accrued interest.

(8) The Company borrowed $32,000 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 1, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company recorded a debt discount of $32,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. After conversions and amortization, principal totaled $22,042, debt discount totaled $0, and accumulated interest totaled $3,034 at December 31, 2015. The Company accrued an additional $1,650 and $2,198 interest for the nine months ending September 30, 2016 and twelve months ended December 31, 2015, respectively. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(9) The Company borrowed $46,080 April 2014, due April 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (October 11, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $46,080 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. After conversions and amortization, principal totaled $5,419, debt discount totaled $0, and accumulated interest totaled $4,608 at September 30, 2016 and December 31, 2015. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(10) The Company borrowed $55,000 May 2014, due May 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.03 or 55% of the lowest trade price in the 25 trading days previous to the conversion. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $55,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $24,315 and an additional $2,131 of interest was accrued. This note was settled May 1, 2015 for $100,000, $75,000 paid in cash and the remaining $25,000 as a 10% convertible debenture due May 31, 2016. The $25,000 convertible debenture is convertible at 55% of the lowest close for the last 270 days prior to the conversion notice or $0.03, but not less than $0.001. This settlement resulted in a reduction to notes payable of $46,090 and accrued interest payable of $5,516, an increase to note payable of $100,000 and a resulting $48,394 loss on settlement of debt. The Company accrued an additional $1,205 and $1,836 interest for the nine months ending September 30, 2016 and twelve months ended December 31, 2015, respectively. During the nine months ended September 30, 2016, the Company reached a settlement agreement with the note holder for the remaining $25,000 convertible debenture plus $3,041 of accrued interest.

(11) The Company borrowed $28,800 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 20, 2014), to convert the note and accrued interest into common stock at a price per share equal to the lesser of $0.08 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note during the first ninety days following the date of the note. The Company recorded a debt discount of $28,800 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. After conversions and amortization, principal totaled $28,800, debt discount totaled $0, and accumulated interest totaled $2,880 at September 30, 2016 and December 31, 2015. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(12) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of the prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $19,398 and an additional $3,989 of interest was accrued. The Company accrued an additional $2,995 interest for the nine months ending September 30, 2016. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(13) The Company borrowed $40,000 June 2014, due June 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (December 23, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any repayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $40,000 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $18,554 and an additional $3,858 of interest was accrued. The Company accrued an additional $2,896 interest for the nine months ending September 30, 2016. The balance of the note reached full maturity during the quarter ended June 30, 2015 and is currently past due.

(14) The Company borrowed $56,092 July 2014, due July 2015, with interest at 16%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to the lesser of $1.00 or 65% of the average of the three lowest trading prices in the 20 trading days previous to the conversion. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $51,092 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $27,816 and an additional $8,950 of interest was accrued. The Company accrued an additional $319 interest for the nine months ending September 30, 2016 and reached a settlement agreement with the note holder for the $56,092 note balance plus $13,781 of accrued interest.

(15) The Company borrowed $37,500 July 2014, due July 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 50% of the lowest of the lowest trading price in the 15 trading days previous to the conversion. The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $20,737 and an additional $4,430 of interest was accrued. The Company accrued an additional $2,901 interest for the nine months ending September 30. The balance of the note reached full maturity during the quarter ended September 30, 2015 and is currently past due.

(16) The Company borrowed $36,750 August 2014, due August 2015, with interest at 10%. The holder of the note has the right, after the first one hundred eighty days of the note (February 10, 2014), to convert the note and accrued interest into common stock at a price per share equal to 60% (representing a discount rate of 40%) of the lowest trading price for the Common Stock during the twenty five trading day period including the date of the Conversion Notice. The Company has the right to prepay the note and accrued interest during the first one hundred eighty days following the date of the note. During that time the amount of any prepayment is 145% of the outstanding amounts owed. The Company recorded a debt discount of $36,750 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $22,755 and an additional $3,665 of interest was accrued. The Company accrued an additional $2,751 interest for the nine months ending September 30, 2016. The balance of the note reached full maturity during the quarter ended September 30, 2015 and is currently past due.

(17) The Company borrowed $33,500 August 2014, due February 2015, with interest at 4%. The Company may prepay the note for a net payment of $33,500 at any time prior to November 27, 2014. After November 27, 2014, the holder has the right to refuse any further payments and to convert this note when it matures, February 27, 2015. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 60% (represents a 40% discount) of the average three lowest trade prices in the 20 trading days previous to the conversion. The note has an original issue discount of $6,500 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $32,807 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $10,367. The balance of the note reached full maturity during the quarter ended March 31, 2015 and is currently past due. During the nine months ending September 30, 2016 the Company reached a settlement agreement with the note holder for the $33,500 debt.

(18) The Company borrowed $37,500 September 2014, due September 2015, with interest at 12%. The holder of the note has the right to convert the note and accrued interest into common stock at a price per share equal to 55% (represents a 45% discount) of the lowest trade prices in the 15 trading days previous to the conversion. The note has an original issue discount of $5,000 which has been added to the principal balance of the note and is being recognized in interest expense over the life of the note. The Company recorded a debt discount of $37,500 related to the conversion feature and original issue discount, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the twelve month life of the note. During the twelve months ending December 31, 2015, total amortization was recorded in the amount of $25,927 and an additional $4,341 of interest was accrued. The Company accrued an additional $333 interest for the nine months ending September 30, 2016 and reached a settlement agreement with the note holder for the $36,263 note balance plus $5,908 of accrued interest.

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

(20) The Company borrowed $613,000 October through December 2015, due June 2016, with interest at 8%. The holders of the notes have the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1. The Company issued the note holder 49,040 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $613,000 related to the conversion feature, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the notes. During the nine months ending September 30, 2016 and the twelve months ending December 31, 2015, total amortization was recorded in the amount of $613,000 and $52,087 and an additional $13,676 and $2,350 of interest was accrued, respectively. As of September 30, 2016 these notes were converted into 613,000 Series A Convertible Preferred Shares.

(21) The Company borrowed $345,000 January through March 2016, due June 2016, with interest at 8%. The holders of the notes have the right to convert the note and accrued interest into preferred stock at any time at a price per share of $1. The Company issued the note holder 29,200 Series A preferred shares as a loan origination fee. The Company recorded a debt discount of $345,000 related to the conversion feature, along with a derivative liability at inception. Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the notes. During the nine months ending September 30, 2016 and the twelve months ending December 31, 2015, total amortization was recorded in the amount of $345,000 and $0 and an additional $1,541 and $0 of interest was accrued, respectively. As of September 30, 2016 these notes were converted into 345,000 Series A Convertible Preferred Shares.

As of September 30, 2016, certain convertible promissory notes described in this Note 6 not otherwise converted into common stock of the Company, totaling approximately $260,000, were due and payable (“Outstanding Notes”). Although no assurances can be given, management is currently negotiating with the holders of certain of the Outstanding Notes to restructure the principal and accrued interest currently due and payable. The principal amount due under certain of the Outstanding Notes may be reduced do to the offset of certain amounts resulting from the previous issuance of shares of common stock by the Company upon conversions of the Outstanding Notes, which were issued based on a conversion price below $0.001 per share. The issuances are voidable under the laws of the State of Delaware, the Company’s state of incorporation. The Company has issued a demand letter requiring the return to the Company of that number of shares of common stock issued upon conversion of Outstanding Notes equal to the value of the shares issued upon such conversion at a value below $0.001 per share (the “Excess Amount”). In the event the holder of such shares fails to return the shares, the Company intends to unilaterally and without further action by the parties reduce the principal amount of the Outstanding Notes by the Excess Amount. However the Company recorded an additional $910,867 in penalties and interest accrued on these notes to reflect the potential that the Company would be unable to prevail in reducing the amount of the notes for the shares of common stock delivered below $0.001 per share and the Company was unable to negotiate a settlement with these note holders.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2015	51,350	$12.00-15.00	7.12 years	$-	$15.00

Options granted	2,370,000	$0.50-1.00	-	-	$.60

Options expired	(18,850)	$15.00	-	-	$15.00

Balance at September 30, 2016	2,402,500	$0.50-15.00	4.31 years	-	$0.80

Exercisable at September 30, 2016	1,859,664	$0.50-15.00	4.18 years	$-	$0.90

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2015	6,801,003	$0.10-10.00	1.9 years	$2,052,699	$0.81

Warrants granted	200,000	$$0.40-0.10	-	-	$0.40
Warrants expired/cancelled	(3,454,831)	$0.011-6.00	-	-	$.13

Balance at September 30, 2016	3,546,171	$0.10-10.00	0.77 years	$2,700	$4.49

Exercisable at September 30, 2016	3,546,171	$0.10-10.00	0.77 years	$2,700	$4.49

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash and the Exercise of Options and Warrants

As of December 31, 2015 there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding options, warrants and convertible debt into common stock. As a result the Company recorded a liability in the amount of $852,091, offset by $852,091 of equity for the period ending December 31, 2015. During the nine months ended September 30, 2016, although the effective date was October 2015, the Company filed a Certificate of Amendment to perform a 1:100 reverse stock split which eliminated the shortage of sufficient authorized common shares.

In April 2016, the Company issued 30,644 shares of common stock for cashless warrants exercise.

Preferred Stock Issued for Cash and the Exercise of Warrants

In March 2016, the Company issued 50,000 restricted shares of its Series A preferred stock in exchange for the cancellation of the warrants attached to the convertible notes received in July 2012.

In June 2016, the Company issued 250,000 restricted shares of its Series A preferred stock, pursuant to a warrant exercise.

In August 2016, the Company issued 12,854 restricted shares of its Series A preferred stock in exchange for the cancellation of the warrants attached to the convertible notes received in July 2015.

In August and September 2016, the Company issued 46,666 shares of Series A preferred stock in exchange for $70,000 cash.

Preferred Stock Issued for Loan Fees on Convertible Debt

During the nine months ending September 30, 2016 the Company issued 47,840 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $623,000.

During the nine months ending September 30, 2016 the Company issued 35,106 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $438,828 to a major shareholder and Director of the Company.

During the nine months ending September 30, 2016 the Company issued 2,800 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $35,000 to the CEO of the Company.

During the nine months ending September 30, 2016 the Company issued 30,000 shares of its Series A preferred stock as finder’s fees.

Preferred Stock Issued for Debt Converted

During the nine months ending September 30, 2016 the Company issued 654,791 Series A preferred stock in exchange for $1,636,779 of convertible debt received from a major shareholder and Director of the Company.

During the nine months ending September 30, 2016 the Company issued 1,223,000 Series A preferred stock in exchange for $1,296,000 of convertible debt.

During the nine months ending September 30, 2016 the Company issued 35,000 Series A preferred stock in exchange for $35,000 of convertible debt, to the CEO of the Company.

Preferred Stock Issued for Debt Settled

During the nine months ending September 30, 2016 the Company issued 185,600 Series A preferred stock in exchange for $184,762 of convertible debt, plus $50,711 of accrued interest.

Preferred Stock Issued for Services and Wages

During the nine months ending September 30, 2016 the Company issued 68,000 Series A preferred stock in exchange for $357,403 of services and $64,982 of wages.

During the nine months ending September 30, 2016 the Company issued 10,000 Series A preferred stock to the CFO of the Company.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ending September 30, 2016 the Company issued 250,000 shares of its Series A preferred stock in exchange for $250 as a warrant exercise.

During the nine months ending September 30, 2016 the Company issued 30,000 shares of its Series A preferred stock as a finders fee at a value of $162,456.

During the nine months ending September 30, 2016 the Company issued 47,840 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $623,000.

During the nine months ending September 30, 2016 the Company issued 35,106 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $438,827 from a major shareholder and Director of the Company.

During the nine months ending September 30, 2016 the Company issued 2,800 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $35,000 from the CEO of the Company.

During the nine months ending September 30, 2016 the Company issued 185,600 Series A preferred stock in settlement for $184,762 of convertible debt, plus $50,711 of accrued interest.

During the nine months ending September 30, 2016 the Company issued 35,000 Series A preferred stock in exchange for $35,000 of convertible debt, to the CEO of the Company.

During the nine months ending September 30, 2016 the Company issued 1,203,000 Series A preferred stock in exchange for $1,256,000 of convertible debt, plus $13,962 of accrued interest, plus surrender of outstanding warrants.

During the nine months ending September 30, 2016 the Company issued 654,791 Series A preferred stock in exchange for $1,636,779 of convertible debt received from a major shareholder and Director of the Company.

NOTE 10: SUBSEQUENT EVENTS

The Company filed in September 2016 a Certificate of Amendment to perform a 1:100 reverse stock split with an effective date in October 2016. The Company has reflected to results of this reverse split in these financial statements for both the nine months ended September 30, 2016 and December 31, 2015.

During October 2016, the Company issued 150,000 restricted Series A Preferred Shares pursuant to a nine month advisory agreement for advise on an appropriate investor outreach program and introduction to potential investors and/or business partners and corporate advisory to facilitate a potential uplisting of the Company’s common stock to a qualified exchange.

During October 2016, the Company received $29,500 in shareholder loans.

During November 2016, the Company issued $812,500 in 10% convertible notes with $162,500 in original issue discounts and $6,000 in closing fees for net proceeds of $644,000. $377,332 was received at the initial closing with two tranches from four of the investors for an aggregate of $133,334 per tranche to be received over the next two months. In a subsequent closing in November 2016, the Company issued $310,000 in 10% convertible notes with $60,000 in original issue discounts for net proceeds of $250,000. The proceeds consisted of $161,203 of net cash, $77,533 previously funded shareholder advances, and accrued interest of $11,264 applied towards the purchase. In connection with the issuance of the 10% Convertible Notes, the Company issued 341,280 of Series A preferred stock as loan fees. A portion of these proceeds totaling $361,500 were used to pay off past due notes of $260,901, plus $48,398 accrued interest and eliminate $910,866 of penalties that had been accrued as of September 30, 2016. In addition to the cash payments paid to satisfy these past due notes, the Company issued 563,523 shares of common stock and 52,000 of Series A preferred stock as additional consideration to satisfy a portion of these obligations.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for statements of historical fact, certain information described in this Form 10-Q report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Advanced Medical Isotope Corporation believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Form 10-Q report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Form 10-Q, as well as other cautionary language in this Form 10-Q report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

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

Funded by a $250,000 Life Sciences grant, AMI is the commercial partner with Washington State University for treating cats with feline sarcoma. In October 2016 the first companion animal (a person’s pet) was injected with IsoPet. At last report, there no adverse effects, and the center of the tumor is successfully showing necrosis. A second cat is scheduled to be injected in December 2016.

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

2016 Significant Events

On July 11, 2016, the Company announced that it has partnered with Versant Medical Physics and Radiation Safety company to provide dosimetry expertise to support development of the Company’s brachytherapy devices. Versant, a provider of comprehensive medical physics consulting services, will provide AMI with expert scientific and technical support on dosimetry, which is the calculation and assessment of the radiation dose received by the human body, for AMI’s medical devices. This formal relationship between AMI and Versant provides AMI access to experts in medical physics and dosimetry, including Versant physicist Dr. Darrell Fisher. The relationship with Versant provides a formal manner for Dr. Fisher to engage with AMI in a more meaningful and impactful way. Dr. Fisher has previously provided AMI with key input on product development including regulatory and commercialization issues and holds seven patents, including patents licensed by AMI for its brachytherapy products. Dr. Fisher is known internationally for his expertise in the dosimetry and effects of radioactive materials, including medically administered radiopharmaceuticals for diagnostic and therapeutic benefit. Dr. Fisher is a recent president of the Health Physics Society, an international organization of professionals engaged in the science and practice of radiation safety. He also serves on the Medical Internal Radiation Dose Committee of the Society of Nuclear Medicine and Molecular Imaging, which develops standard methods for radiopharmaceutical dosimetry. Dr. Fisher previously served on the U.S. Nuclear Regulatory Commission’s Advisory Committee on the Medical Uses of Isotopes. He recently completed a 35-year career at the Pacific Northwest National Laboratory (PNNL).

On July 19, 2016 the Company provided an update on its intellectual property including trademark expansion in international markets. AMI has a robust patent portfolio that includes exclusive rights under patents that cover medical isotope applications, processing and manufacturing. AMI is currently in negotiations with two organizations to enhance its patent portfolio related to its brachytherapy products. AMI continues to aggressively pursue trademark and patent protection for its brachytherapy products in anticipation of international product introduction. The Company has trademarked its leading cancer treatment under the RadioGel(TM) device trademark across the globe. The mark recently received registration in Hong Kong and Singapore. The mark has been allowed in the United States, and is registered under WIPO (World International Property Organization) in Australia, Japan, New Zealand, the Republic of Korea and the European Community (28 countries). It is also registered in the non-WIPO countries of Malaysia, Taiwan and Thailand and is pending in China and Indonesia. The RadioGel(TM) device trademark registration includes multiple product classes in many of these countries.

On October 6, 2016 the Company announced that the first household pet, a cat, has been treated for feline sarcoma with the Company’s pet version of the Y-90 RadioGel(TM) device. Following the initial treatment, the cat is scheduled to undergo seven follow-up appointments over a two year period.  The study outcome data will be reported to AMI periodically.  Funding for this study was provided by a grant from the Washington State Life Sciences Discovery Fund where AMI is the commercialization partner.

On November 10, 2016 the Company announced the repayment of matured Convertible Notes and the resolution of all disputes and lawsuits related to these notes.

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

In June 2015, the FDA notified the Company that the de novo submitted on December 23, 2014 for its Y-90 RadioGel™ device pursuant to Section 513(f)(2) of the U.S. Food, Drug and Cosmetic Act (the “Act”) was not accepted. The Company had several formal and informal interactions with the FDA during the second half of 2015 to clarify the agency’s expectations for data and testing to be provided in a future filing. The Company has incorporated the feedback from the FDA into its continued and active product development and commercialization efforts, utilizing its partnership with IsoTherapeutics Group.

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

Employees

As of September 30, 2016, the Company had four full-time employees. The Company utilizes eight to ten independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its employees, and believes its relations with its employees are good. The Company is not current on payroll and requires additional funding to make past and current payroll payments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table sets forth information from our statements of operations for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Revenues	$-	$12,054
Operating expenses	666,414	305,865
Operating loss	(666,414)	(293,811)
Non-operating income (expense):
Gain (loss) on derivative liability	762,151	(562,203)
Net gain (loss) on settlement of debt	(111,328)	144,290
Loss on sale of stock	(54,561)	-
Interest expense	(85,830)	(1,819,017)
Net income (loss)	$(155,982)	$(2,530,741)

Revenue

Revenue was $0 for the three months ended September 30, 2016 and $12,054 for the three months ended September 30, 2015. The decrease was a result of a decrease in consulting revenues due to a reduction in consulting services provided. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 and 2015 was $666,414 and $305,865, respectively. The increase in operating expenses from 2015 to 2016 can be attributed to the increase in Professional Fees expenses ($73,864 for the three months ended September 30, 2015 versus $265,497 for the three months ended September 30, 2016); an increase in Sales and Marketing expenses from 2015 to 2016 ($0 for the three months ended September 30, 2015 versus $65,995 for the three months ended September 30, 2016); an increase in stock options granted from 2015 to 2016 ($0 for the three months ended September 30, 2015 versus $27,427 for the three months ended September 30, 2016); and the increase in General and Administrative Expenses ($52,411 for the three months ended September 30, 2015 versus $146,257 for the three months ended September 30, 2016).

The increase in Professional Fees was due to the Company executing an agreement for $200,000 with an entity to provide advisory services. The increase in Marketing Expense was due to the Company executing an agreement for $20,000 per month with an entity to provide investor relation services. The increase in General and Administrative Expense was due to an increase in research expense ($102,691 for the three months ended September 30, 2016 versus $25,820 for the three months ended September 30, 2015). The increase in research expense was due to the additional research efforts brought on with the Company’s partnership with IsoTherapeutics Group plus the agreement with Versant Medical Physics and Radiation Safety to provide scientific and technical support to assist with new product development.

Operating expenses for the three months ended September 30, 2016 and 2015 consists of the following:

	Three months ended September 30, 2016	Three months ended September 30, 2015
Cost of materials	$-	$-
Depreciation and amortization expense	738	936
Professional fees	265,497	73,864
Stock options granted	27,427	-
Payroll expenses	160,500	178,654
General and administrative expenses	146,257	52,411
Sales and marketing expense	65,995	-
	$666,414	$305,865

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended September 30, 2016 varied from the three months ended September 30, 2015 due to decrease in interest expense from $1,818,017 to $85,830 for the three months ended September 30, 2015 and 2016, respectively. This decrease was due to the Company’s reduction in overall debt as well as debt discounts. Loss on settlement of debt increased from a $144,290 gain to a $111,328 loss for the three months ended September 30, 2015 and 2016, respectively. Gain on derivative liability increased from $562,203 loss to $762,151 gain for the three months ended September 30, 2015 and 2016, respectively. This gain was as a result of the decrease in convertible debt.

Non-Operating income (expense) for the three months ended September 30, 2016 and 2015 consists of the following:

	Three months ended September 30, 2016	Three months ended September 30, 2015
Interest expense	$(85,830)	$(1,818,017)
Net gain (loss) on settlement of debt	(111,328)	144,290
Loss on sale of stock	(54,561)	-
Gain (loss) on derivative liability	762,151	(562,203)
	$510,432	$(2,236,930)

Net Loss

Our net loss for the three months ended September 30, 2016 and 2015 was $155,982 and $2,530,741 respectively.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table sets forth information from our statements of operations for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues	$8,108	$24,108

Operating expenses	4,575,904	977,763

Operating loss	(4,567,796)	(953,685)
Non-operating income (expense)
Interest expense	(535,563)	(2,471,367)
Net gain (loss) on settlement of debt	(1,877,959)	281,966
Loss on sale of stock	(54,561)	-
Gain (loss) on derivative liability	(3,108,889)	8,756,184
Net Income (Loss)	$(10,144,768)	$5,613,098

Revenue

Revenue was $8,108 for the nine months ended September 30, 2016, compared to $24,108 for the nine months ended September 30, 2015, a period over period decrease of $16,000. The decrease was a result of a loss of consulting revenue, currently our only source of revenue, during the first nine months of the fiscal year. Consulting revenue consists of providing clients with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. Consulting services are currently our only source of revenue and is expected to generate less than $50,000 per year.

Operating Expense

Operating expenses for the nine months ended September 30, 2016 and 2015 was $4,575,904 and $977,763, respectively. The increase in operating expenses from 2015 to 2016 can be attributed to the increase in Professional Fees expenses ($245,164 for the nine months ended September 30, 2015 versus $1,968,084 for the nine months ended September 30, 2016); an increase in Sales and Marketing expenses from 2015 to 2016 ($0 for the nine months ended September 30, 2015 versus $213,539 for the nine months ended September 30, 2016); an increase in stock options granted from 2015 to 2016 ($28,500 for the nine months ended September 30, 2015 versus $612,343 for the nine months ended September 30, 2016); and the increase in General and Administrative Expenses ($160,254 for the nine months ended September 30, 2015 versus $1,287,649 for the nine months ended September 30, 2016).

Professional fees increased due to the exercise of previously issued warrants to purchase 250,000 shares of Series A Convertible Preferred Stock that were exercised in the quarter ended September 30, 2016. These warrants were issued pursuant to an advisory agreement related to the negotiation and implementation of comprehensive restructuring plan. The Company incurred a $1,069,353 non-cash expense related to the warrant exercise. In addition, the Company entered into an advisory agreement with a retainer of $200,000 and, which payment has been deferred and the future issuance of RSU’s to assist the Company in formulating and implementing its operating plan. In addition the Company incurred $216,608 expense from the issuance of stock and options to Directors, Officers, Employees, and Consultants. In addition, the Company’s legal fees increased from $63,007 to $235,285 for the nine months ended September 30, 2015 and 2016, respectively. This increase was due to the Company defending itself from lawsuits brought on by convertible notes in default and the dispute with BancLease and Washington Trust Bank regarding application of lease payments to the principal loan amount for the linear accelerator.

The increase in Marketing Expense was due to the Company executing an agreement for $20,000 per month with an entity to provide investor relation services as well as an overall increase in marketing and sales efforts.

The main contributors to the increase in General and Administrative Expenses was an increase in Loan Fees ($603,861 for the nine months ended September 30, 2016 versus $13,917 for the nine months ended September 30, 2015); Repairs and Maintenance ($226,655 for the nine months ended September 30, 2016 versus $5,979 for the nine months ended September 30, 2015); and an increase in Research Expense ($309,539 for the nine months ended September 30, 2016 versus $40,029 for the nine months ended September 30, 2015).

The increase in loan fees were due to the agreement to provide a percentage of loan proceeds as Series A Preferred shares. The increase in repairs and maintenance was due to the cost of moving the liner accelerator. The increase in research expense was due to the additional research efforts brought on with the Company’s partnership with IsoTherapeutics Group plus the agreement with Versant Medical Physics and Radiation Safety to provide scientific and technical support to assist with new product development.

Operating expenses for the nine months ended September 30, 2016 and 2015 consists of the following:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cost of materials	$-	$475
Depreciation and amortization expense	2,212	4,934
Professional fees	1,968,084	245,164
Stock options granted	612,343	28,500
Payroll expenses	492,077	538,466
General and administrative expenses	1,287,649	160,254
Sales and marketing expense	213,539	-
	$4,575,904	$977,793

Non-Operating Income (Expense)

The Company had non-operating income of $6,566,783 during the nine months ended September 30, 2015, as compared to non-operating expense of $(5,576,972) during the nine months ended September 30, 2016. As shown below, this decrease in non-operating income is primarily due to a loss on derivative liability of $3,108,889 for the nine months ended September 30, 2016, as compared to a gain of $8,756,184 during the same period in 2015. The $3,108,889 loss on derivative liability is due to an increase in the Company’s stock price from January 2, 2015 ($0.0008) to September 30, 2016 ($0.0017) and an increase in preferred shares value which is also used to value derivatives. The Company’s stock price is used in the Black Scholes calculations to compute the derivative liability at the end of the quarter. Additionally, the Company experienced a decrease in non-operating income due to a loss on settlement of debt of $1,877,959 for the nine months ended September 30, 2016, as compared to a gain on settlement of debt of $281,966 for the nine months ended September 30, 2015. This increase in debt settlement costs was due to the successful negotiations in settling many of the debt that had been in default. The Company experienced a $54,561 loss on sale of stock for the nine months ended September 30, 2016. This loss on sale of stock derived from the sale of 46,666 Series A Preferred shares for $70,000. The value of the Company’s Series A Preferred stock, because it is not openly traded, was derived at utilizing Financial Accounting Standards Board Accounting Standards Codification topic 718 which determined a value of $5.4152 and $3.8294 we used each for 10,000 shares and 36,666 shares, respectively. The decrease in non-operating income was partially offset by a decrease in interest expense ($535,563 and $2,471,367 for the nine months ended September 30, 2016 and 2015, respectively). The decrease in interest expense was due to the Company’s reduction in overall debt as well as debt discounts.

Non-Operating income (expense) for the nine months ended September 30, 2016 and 2015 consists of the following:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Interest expense	$(535,563)	$(2,471,367)
Net gain (loss) on settlement of debt	(1,877,959)	281,966
Loss on sale of stock	(54,561)	-
Gain (loss) on derivative liability	(3,108,889)	8,756,184
	$(5,476,972)	$6,566,783

Net Income (Loss)

Our net income (loss) for the nine months ended September 30, 2016 and 2015 was $(10,144,168) and $5,613,098, respectively, due primarily to the increase of operating expenses of $4,575,904 and $977,763 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, respectively; plus an increase of $12,143,755 in non-operating loss of $(5,576,972 for the nine months ended September 30, 2016, compared to a non-operating gain of $6,566,783 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

At September 30, 2016, the Company had negative working capital of $4,126,519, as compared to $9,755,129 at September 30, 2015. During the nine months ended September 30, 2016 the Company experienced negative cash flow from operations of $1,645,825 and it expended $0 for investing activities while adding $1,466,808 of cash flows from financing activities. As of September 30, 2016, the Company had $0 commitments for capital expenditures.

Cash used in operating activities increased from $676,826 for the nine month period ending September 30, 2015 to $1,645,825 for the nine month period ending September 30, 2016. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and preferred and common stock issued for services and other expenses. The Company had no cash used in investing activities for the nine month periods ended September 30, 2016 and 2015. Cash provided from financing activities increased from $684,019 for the nine month period ending September 30, 2015 to $1,466,808 for the nine month period ending September 30, 2016. The increase in cash provided from financing activities was primarily a result of increase in proceeds from convertible debt.

The Company has generated material operating losses since inception. The Company had a net loss of $10,144,168 for the nine months ended September 30, 2016, and net income of $5,613,098 for the nine months ended September 30, 2015. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

Legal Contingencies

There Company has an ongoing dispute with BancLease and Washington Trust Bank regarding application of lease payments to the principal loan amount for the linear accelerator, and the Company believes it has overpaid by approximately $300,000. On November 18, 2016 the Company is scheduled to appear in court on a motion for summary judgement to award the Company approximately $540,000, including attorney fees of approximately $40,000. At this time, the Company believes it will prevail in this matter, however there can be no assurance as to the outcome of this event.

In addition, there were disputes related to approximately $260,901 principle value of past due notes as of September 30, 2016. On November 10, 2016 the Company announced that it has successfully repaid these notes. The repayment of these notes resolved all disputes and lawsuits related to these notes.

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended September 30, 2016, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2015, filed on May 25, 2016 (Amendment was filed on May 26, 2016).

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

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ending September 30, 2016 the Company issued 46,666 shares of its Series A preferred stock in exchange for $70,000 cash.

During the nine months ending September 30, 2016 the Company issued 30,000 shares of its Series A preferred stock as a finder’s fee.

During the nine months ending September 30, 2016 the Company issued 250,000 shares of its Series A preferred stock in exchange for $250 as a warrant exercise.

During the nine months ending September 30, 2016 the Company issued 47,840 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $633,000.

During the nine months ending September 30, 2016 the Company issued 35,496 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $438,827 from a major shareholder and Director of the Company.

During the nine months ending September 30, 2016 the Company issued 2,800 shares of its Series A preferred stock as loan fees on convertible promissory notes totaling $35,000 from the CEO of the Company.

During the nine months ending September 30, 2016 the Company issued 1,408,600 Series A preferred stock in settlement for $1,467,262 of convertible debt, plus $25,614 of accrued interest plus surrender of outstanding warrants.

During the nine months ending September 30, 2016 the Company issued 35,000 Series A preferred stock in exchange for $35,000 of convertible debt, to the CEO of the Company.

During the nine months ending September 30, 2016 the Company issued 654,791 Series A preferred stock in exchange for $1,636,780 of convertible debt to a major shareholder and Director of the Company.

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

Item 6. Exhibits.

Exhibit
Number		Description
10.1		Form of Convertible Promissory Note November 2, 2016
10.2		Form of Securities Purchase Agreement November 2, 2016
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 21, 2016	By:	/s/ James C. Katzaroff
	Name:	James C. Katzaroff
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2016	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

