Form 10-K
period 2016-12-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2017-03-09
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7,280,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 6, 2017, there were 37,541,697 shares of the registrant’s Common Stock and 3,241,802 shares of the registrant’s Series A Convertible Preferred Stock outstanding.

Advanced Medical Isotope Corporation
Report on Form 10-K

-i-

PART I

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

ITEM 1. BUSINESS.

    In September of 2006, the Company began operating as Advanced Medical Isotope Corporation (the “Company”).  The Company’s predecessor was incorporated under the laws of the state of Delaware in 1994. The Company has authorized capital of 2,000,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

Our principal place of business is 1021 N Kellogg Street, Kennewick, Washington, 99336. Our telephone number is (509) 736-4000. Our corporate website address is http://www.isotopeworld.com. Our common stock is currently listed for quotation on the OTC Pink Marketplace under the symbol “ADMD.”

Overview

The Company is a late stage radiation oncology medical device company engaged in the development of its yttrium-90 based brachytherapy device, RadioGel™, for the treatment of non-resectable tumors. A prominent team of radiochemists, scientists and engineers, collaborating with strategic partners, including national laboratories, universities and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

The Company’s current focus is on the development of its RadioGel™ device. RadioGel™ is an injectable particle-gel, for brachytherapy radiation treatment of cancerous tumors in people and animals. RadioGel™ is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small, one micron, yttrium-90 phosphate particles (“Y-90”). Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactively drops to 5% of its original value after ten days.

The Company’s lead brachytherapy products, including RadioGel™, incorporate patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted the Company an exclusive license to patents covering the manufacturing, processing and applications of RadioGel™ (the “Battelle License”). Other intellectual property protection includes proprietary production processes and trademark protection in 17 countries. The Company plans to continue efforts to develop new refinements on the production process, and the product and application hardware, as a basis for future patents.

The Company is currently focusing on obtaining approval from the Food and Drug Administration (“FDA”) to market and sell RadioGel™ as a Class II medical device. The Company first requested FDA approval of RadioGel™ in June 2013, at which time the FDA classified RadioGel™ as a medical device. The Company then followed with a 510(k) submission which the FDA responded with a request for a physician letter of substantial equivalence and a reformatted 510(k) summary, which the Company provided January 2014. In February 2014 the FDA ruled the device as not substantially equivalent due to a lack of predicate device and it was classified to Class III. The Company is currently developing test plans to address issues raised by the FDA in connection with the Company’s previous submissions regarding RadioGel™, including developing specific test plans and specific indication of use. The Company intends to request FDA approval to apply for de novo classification of RadioGel™, which would reclassify the device from a Class III device to a Class II device, further simplifying the regulatory path.

In previous FDA submittals, the Company proposed applying RadioGel™ for a very broad range of cancer therapies, referred to as Indication for Use. The FDA has requested that the Company reduce its Indications for Use. To comply with that request, the Company has expanded its Medical Advisory Board (“MAB”) and engaged doctors from respected hospitals who have evaluated the candidate cancer therapies based on three criteria: (1) potential for FDA approval and successful therapy; (2) notable advantage over current therapies; and (3) probability of wide spread acceptance by the medical community.

The MAB selected eighteen applications for RadioGel™, each of which meet the criteria described above. This large number confirms the wide applicability of the device and defines the path for future business growth. The Company intends to apply to the FDA for a single Indication for Use, followed by subsequent applications for additional Indications for Use. The initial application should facilitate each subsequent application, and the testing for many of the subsequent applications could be conducted in parallel, depending on available resources.

The MAB selected the treatment of basal cell and squamous cell skin cancers for the first Indication for Use to be submitted to the FDA. According to the American Cancer Society, one out of every three new cancers diagnosed in the U.S. is a cancerous skin lesion of this type, representing 5.5 million tumors diagnosed annually. The MAB believes RadioGel™ has the potential to be the preferred treatment in a reasonable number of cases in a very large market.

The Company’s, IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market. The Company has engaged four different university veterinarian hospitals to begin using RadioGel™ for treatment of four different cancer types in dogs and cats. Washington State University Veterinary Hospital has tested one cat to demonstrate the procedures and the absence of any significant toxicity effect. The other three centers are expected to begin therapy during the second quarter of 2017 after their internal administrative review process is completed.

These animal therapies will focus on creating labels that describe the procedures in detail as a guide to future veterinarians. The labels will be voluntarily submitted to the FDA for review. They will then be used as data for future FDA applications in the medical sector and as key intellectual property for licensing to private veterinary clinics. In 2018, Dr. Alice Villalobos, the Chair of our Veterinarian Advisory Board, will be the first licensee of these therapies in her private clinic to demonstrate the business model.

The Company anticipates that future profit will be derived from direct sales of RadioGel™ and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally.

Financing and Strategy

Research and development of RadioGel™ and other products in the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities as well as a series of grants. The Company requires funding of approximately $1.5 million annually to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $5.0 million to $10.0 million to fund: (1) the FDA approval process and initial deployment of RadioGel™ and other brachytherapy products, and (2) initiate regulatory approval processes outside of the United States. The continued deployment of RadioGel™ and the Company’s other brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products, including RadioGel™, as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

Following receipt of required regulatory approvals and financing in the U.S., the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

In the longer-term, subject to the Company receiving adequate funding, regulatory approval for RadioGel™ and other brachytherapy products, and thereafter being able to successfully commercialize its brachytherapy products, the Company intends to consider resuming research efforts with respect to other products and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses

Based on the Company’s financial history since inception, its auditor has expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company has limited revenue, nominal cash, and has accumulated deficits since inception. If the Company cannot obtain sufficient additional capital, the Company will be required to delay the implementation of its business strategy and may not be able to continue operations.

Product Features

The Company’s RadioGel™ device has the following product features:

●
Beta particles only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the nearby normal tissues. In medical terms Y-90 beta emitter has a high efficacy rate;

●
Benefitting from the short penetration distance, the patient can go home immediately with no fear of exposure to family members, and there is a greatly reduced radiation risk to the doctor. A simple plastic tube around the syringe, gloves and safety glasses are all that is required. Other gamma emitting products require much more protection;

●
A 2.7-day half-life means that only 5% of the radiation remains after ten days. This is in contrast to the industry-standard gamma irradiation product, which has a half-life of 17 days;

●
The short half-life also means that any medical waste can be stored for thirty days then disposed as normal hospital waste;

●
RadioGel™ can be administered with small diameter needles (27-gauge) so there is minimal damage to the normal tissue. This is in contrast to the injection of metal seeds, which does considerable damage; and

●
After about 120 days the gel resorbs by a normal biological cycle, called the Krebs Cycle. The only remaining evidence of the treatment are phosphate particles so small in diameter that it requires a high-resolution microscope to find them. This is in contrast to permanent presence of metal seeds.

Steps from Production to Therapy

Device Production

During the next two years, the Company intends to outsource material aspects of manufacturing and distribution. As future product volume increases, the Company will reassess its make-buy decision on manufacturing and will analyze the cost/benefit of a centrally located facility.

Production of the Hydrogel

RadioGel™ is manufactured with a proprietary process under ventilated sterile hood by following strict Good Laboratory Practices, or GLP, procedures. It is made in large batches that are frozen for up to three months. When the product is ready to ship, a small quantity of the gel is dissolved in a sterile saline solution. It is then passed through an ultra-fine filter to ensure sterility.

Production of the Yttrium-90 Phosphate Particles

The Y-90 particles are produced with simple ingredients via a proprietary process, again following strict GLP procedures. They are then mixed into a phosphate-buffered saline solution. They can be produced in large batches for several shipments. The number of particles per shipment is determined by the dose prescribed by the doctor.

Shipment

RadioGel™ is shipped in two containers, one with a solution of the gel and the other with a solution of the particles. Before shipment they are subjected to sterility testing, again by strict procedures. The vial with the Y-90 is put through a special radiation calibrator, which measures beta particles. The vials can be shipped via FedEx or UPS by following the proper protocols.

At the User

The user receives the two vials. The solution containing the RadioGel™ is mixed with the solution containing the Y-90 particles. This is then shaken to ensure homogeneity and withdrawn into a syringe. The quantities that are mixed are calculated from the information on the product label.

The specific injection technique depends on the Indication for Use. For small tumors, one centimeter in diameter or less, the cancer is treated with a single injection. For larger tumors, the cancer is treated with a series of small injections from the same syringe.

Principal Markets

The Company is currently pursuing two synergistic business sectors, medical and veterinary, each of which are summarized below.

Medical Sector

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

RadioGel™ is currently fully developed, requiring only FDA approval before commercialization. The Company has been seeking FDA approval of RadioGel™ for almost four years. The principal issue preventing approval is that the Company attempted to obtain regulatory approval for a broad range of Indications for Use, including all non-resectable cancers, without sufficient supporting data.

Building on the FDA’s ruling of RadioGel™ as a device, the Company is currently developing test plans to address issues raised in the Company’s prior FDA submittal regarding RadioGel™. The Company intends to request FDA approval to submit RadioGel™ for de novo classification, which would reclassify the device from a Class III device to a Class II device, and accelerate the regulatory approval path.

After analyzing the Company’s data and the last four years of communication from the FDA, the Company has taken the following steps:

1.
Under new leadership, the Company is implementing all past recommendations from the FDA. The Company intends to narrow the Indications for Use, will provide test plans for FDA review to respond to answer all previous FDA questions, and will request a pre-submission meeting;

2.
Prepare a pre-submission request document and FDA meeting request to obtain feedback on the test plans in order to initiate testing, to present the proposed content for the final application and to request permission to submit a de novo;

3.
Submit an Investigational Device Exemption (“IDE”) to obtain permission to conduct human clinical studies; and

4.
File a de novo or Pre-Market Approval application.

The critical path is the required testing – in vitro, animal testing, human clinical studies – all of which is resource dependent.

In previous submittals, the Company proposed applying a very broad range of cancer therapies, referred to as Indications for Use, to RadioGel™. The FDA has strongly advised the Company to reduce its Indications for Use. To comply with that request, the Company has expanded its MAB, consisting of Drs. Barry D. Pressman (Chairman), Albert DeNittis, Howard Sandler, and Darrell Fisher.

The MAB evaluated the candidate cancer therapies based on three criteria: (i) the potential for FDA approval and successful therapy; (ii) notable advantages of RadioGel™ over current therapies; and (iii) the likelihood that RadioGel™ can be widely accepted by the medical community and profitably commercialized.

The MAB selected eighteen Indications for Use for RadioGel™, each of which meets the above-mentioned criteria. These eighteen Indications for Use are listed below. This large number confirms the wide applicability of the device and defines the path for future growth. The Company intends to apply to the FDA for a single Indication for Use, followed by subsequent applications for additional Indications for Use. The initial application should facilitate each subsequent application, and the testing for many of the subsequent applications could be conducted in parallel, depending on available resources.

● Skin cancer ● Involved lymph nodes ● Bladder ● Liver ● Localized prostate ● Pancreas ● Head and neck (including sino-nasal and oropharyngeal) ● Ocular melanoma	● Non-dendritic brain ● Pediatric cancers – several types ● Rectal ● Gynecological ● Spinal ● Recurrent esophageal ● Breast cancer resection cavity ● Anaplastic thyroid

After thorough review to prioritize indications, the MAB has selected basal cell and squamous cell carcinoma (skin cancers) as the first Indication for Use to be presented to the FDA. According to American Cancer Society, one out of every three new cancers diagnosed in the U.S. is a cancerous skin lesion of this type, representing 5.5 million tumors annually. The MAB believes RadioGel™ will be the preferred treatment in a reasonable number of cases in a very large market.

Veterinary Sector

There are about 150 million pet dogs and cats in the United States. Nearly one-half of dogs and one-third of cats are diagnosed with cancer at some point in their lifetime. The Veterinary Oncology & Hermatology Center in Norwalk, Connecticut, reports that cancer is the number one natural cause of death in older cats and dogs, accounting for nearly 50 percent of pet deaths each year. The American Veterinary Medical Association reports that half of the dogs ten years or older will die because of cancer. The National Cancer Institute reports that about six million dogs are diagnosed with cancer each year, translating to more than 16,000 a day. The average cost of treating tumors in dogs using radiation is $5,000 to 7,000, according to petcarerx.com.

The Company’s IsoPet operating division focuses on the veterinary oncology market. Dr. Alice Villalobos, a founding member of the Veterinary Cancer Society and the Chair of our Veterinary Medicine Advisory Board, has been providing guidance to management regarding this market.

Since the FDA has classified RadioGel™ as a device, the Company can implement future improvements in the product and the application techniques to further benefit animals and to strengthen our intellectual property, without any further FDA approvals.

The Company currently intends to utilize university veterinary hospitals for therapy development, given that veterinary hospitals offer superior and plentiful veterinarians and students, a large number of animal patients, radioactive material handling licenses, and are respected by private veterinary centers and hospitals.

The Company has recently engaged four different university veterinarian hospitals to begin using RadioGel™ for four different cancer types in dogs and cats. Each veterinary hospital will focus on a different cancer therapy:

●
Washington State University – feline sarcoma, possibly followed by canine sarcoma;
●
University of Missouri – soft tissue carcinoma, possibly followed by localized prostate;
●
University of Florida – lymph nodes, followed by liver cancer; and
●
Colorado State University – oral squamous cancer.

Washington State University Veterinary Hospital has tested one cat to demonstrate the procedures and the absence of any significant toxicity effect. The others typically take about two months to complete their internal review before they can begin therapy. In each case, they will treat several animals with the objective of creating a detailed therapy procedure, which will be incorporated into product information for RadioGel™, known as a Label. The Company will then voluntarily ask the FDA to review this Label, as suggested by their guidance.

These Labels will be used as part of our medical application to the FDA. A number of these animal cancers also occur in humans, so there is a direct benefit to our FDA applications when we get to that particular Indication for Use.

The Labels and the animal experience will also be used to transfer the therapies to the private clinics and hospitals. Dr. Villalobos has agreed that her private clinic will be the first to implement the Company’s veterinary therapies, and the Company intends to assist Dr. Villalobos to obtain the required radioactive material handling license.

After completing the first set of therapies, each university veterinary hospital will select additional Indications for Use.

Competitors

The Company competes in a market characterized by technological innovation, extensive research efforts, and significant competition.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that our products target. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to our products are possibly in various stages of development. Also, there may be many ongoing studies with currently marketed products and other developmental products, which may yield new data that could adversely impact the use of our products in their current and potential future Indications for Use. The introduction of competitive products could significantly reduce our sales, which, in turn would adversely impact our financial and operating results.

There are a wide variety of cancer treatments approved and marketed in the U.S. and globally. General categories of treatment include surgery, chemotherapy, radiation therapy and immunotherapy. These products have a diverse set of success rates and side effects. The Company’s products, including RadioGel™, fall into the brachytherapy treatment category. There are a number of brachytherapy devices currently marketed in the U.S. and globally. The traditional iodine-125 (I-125) and palladium-103 (Pd-103) technologies for brachytherapy are well entrenched with powerful market players controlling the market. The industry-standard I-125-based therapy was developed by Oncura, which is a unit of General Electric Company. Additionally, C.R. Bard, a major industry player competes in the I-125 brachytherapy marketplace. These market competitors are also involved in the distribution of Pd-103 based products. Cs-131 brachytherapy products are sold by IsoRay. Several Y-90 therapies have been FDA approved including SIR-Spheres by Sirtex, TheraSphere by Biocompatibles UK and Zevalin by Spectrum Pharmaceuticals.

Raw Materials

The Company currently manufactures research quantities of brachytherapy products, including RadioGel™, or components of these products. The Company obtains supplies, hardware, handling equipment and packaging from several different U.S. and foreign suppliers. Some of the products the Company currently manufactures or intends to manufacture require purchasing raw materials from a limited number of suppliers, many of which are international suppliers.

Customers

The Company anticipates that potential customers for our potential brachytherapy products likely would include those institutions and individuals that currently purchase brachytherapy products or other oncology treatment products.

Government Regulation

The Company's present and future intended activities in the development, manufacturing and sale of cancer therapy products, including RadioGel™, are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the U.S., the Company's therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, enforced by the FDA. The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities.

In the U.S., the FDA regulates, among other things, new product clearances and approvals to establish the safety and efficacy of these products. We are also subject to other federal and state laws and regulations, including the Occupational Safety and Health Act and the Environmental Protection Act.

The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, use, reporting, advertising and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications, disqualification from sponsoring or conducting clinical investigations, preventing us from entering into government supply contracts, withdrawal of previously approved applications, and criminal prosecution.

In the United States, a manufacturer of medical devices and devices utilizing radioactive byproduct material are subject to extensive regulation by not only federal governmental authorities, such as the FDA, but also by state and local governmental authorities, such as the Washington State Department of Health, to ensure such devices are safe and effective. In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission (“NRC”), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations.

Moreover, any use, management, and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material.

Employees

As of December 31, 2016, the Company had three full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel, and believes its relations with its personnel are good.

Available Information

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the United States Securities and Exchange Commission (the “SEC”). Persons may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time. Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Moreover, the Company maintains a website at http://www.isotopeworld.com that contains important information about the Company, including biographies of key management personnel, as well as information about the Company’s business. This information is publicly available and is updated regularly. The content on any website referred to in this Form 10-K report is not incorporated by reference into this Form 10-K report, unless (and only to the extent) expressly so stated herein.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS

Our independent registered public accounting firms’ reports on its financial statements questions the Company’s ability to continue as a going concern.

The Company’s independent registered public accounting firms’ reports on the Company’s financial statements for the years ended December 31, 2016 and 2015 express doubt about the Company’s ability to continue as a going concern.  The reports include an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and, based on its current operating levels, require additional capital or significant restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business.  It is extremely remote that the Company could obtain any financing on any basis that did not result in considerable dilution for shareholders.  Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on its ability to obtain debt or equity financing and may adversely impact its stock price.

A combination of our current financial condition and the FDA’s determinations to date regarding our brachytherapy products raise material concerns about ability to continue as a going concern.

The Company will not be able to continue as a going concern unless the Company obtains financing. Depending upon the amount of financing, if any, the Company is able to obtain, the Company may not receive adequate funds to continue the approval process for RadioGel™ or other brachytherapy products with the FDA.

The Company has generated operating losses since inception, which are expected to continue, and has increasing cash requirements, which it may be unable to satisfy.

The Company has generated material operating losses since inception.  The Company has had recurring net losses since inception which has resulted in an accumulated deficit of $57,869,440 as of December 31, 2016, including a net loss of $9,854,895 for the year ended December 31, 2016 and a net income of $6,232,686 for the year ended December 31, 2015.  Historically, the Company has relied upon investor funds to maintain its operations and develop its business.  The Company needs to raise additional capital within the next quarter from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all.  If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

The Company requires funding of at least $1.5 million per year to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $5.0 million to $10.0 million to fund: (1) the FDA approval process and initial deployment of the brachytherapy products and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel.  The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies, which may possibly include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

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

There is no assurance the FDA or other global regulatory authorities will grant the Company permission to market the Company’s products, including the Company’s brachytherapy Y-90 RadioGel™ device, Y-90 Fast-Resorbable Polymer Seeds and Y-90 Polymer Topical Paste.

The Company has been working with the FDA to obtain clearance for its brachytherapy Y-90 RadioGel™ device, but no assurances have been received.   On December 23, 2014, the Company announced that it submitted a de novo to the FDA for marketing clearance for its patented Y-90 RadioGel™ device pursuant to Section 513(f)(2) of the U.S. Food, Drug and Cosmetic Act (the “Act”). In June 2015 the FDA notified the Company the de novo was not granted. In February 2014, the FDA found the same device under Section 510(k) of the Act not substantially equivalent, and concluded that the device is classified by statute as a Class III medical device, unless the device is reclassified. By filing the de novo, the Company is seeking reclassification of the product to Class II. If the de novo is granted, as a regulatory matter, the device could be immediately marketed in the United States, though, as a practical matter, the Company would have to secure funding and commercial arrangements before marketing could commence. If the de novo is declined and if the Company obtains funding to permit it to continue operations, the Company will explore steps toward seeking approval for the device as a Class III medical device. Generally, the time period and cost of seeking approval as a Class III medical device is materially greater than the time period and cost of seeking approval as a Class II medical device.  If the Company seeks approval as a Class III device, human clinical trials will be necessary.  Generally, human trials for Class III products are larger, of longer duration and more costly than those for Class II devices.  If human clinical trials are necessary, there will be additional cost and time to reach marketing clearance or approval.  Unless the Company obtains sufficient funding it will be unable to do the foregoing activities.  There can be no assurance that the product will be approved as either a Class II or Class III device by the FDA even if additional data is provided. There can be no assurance that the Company will receive FDA approval, or the timing thereof.

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

The Company’s business is dependent upon the continued services of the Company’s Chief Executive Officer, Michael Korenko.  Should the Company lose the services of Mr. Korenko, the Company’s operations will be negatively impacted.

The Company’s business is dependent upon the expertise of its Chief Executive Officer, Michael Korenko. Mr. Korenko is essential to the Company’s operations. Accordingly, an investor must rely on Mr. Korenko’s management decisions that will continue to control the Company’s business affairs. The Company does not maintain key man insurance on Mr. Korenko’s life. The loss of the services of Mr. Korenko would have a material adverse effect upon the Company’s business.

The Company is heavily dependent on consultants for many of the services necessary to continue operations.  The loss of any of these consultants could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s success is heavily dependent on the continued active participation of certain consultants and collaborating scientists.  Certain key employees and consultants have no written employment contracts. Loss of the services of any one or more of its consultants could have a material adverse effect upon the Company’s business, results of operations and financial condition.

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

The Company’s revenues have historically been derived from sales made to a small number of customers.  The Company has discontinued prior operations related to its core business. To succeed, we will need to recommence our operations and achieve sales to a materially larger number of customers.

During 2014, the Company ceased all previous manufacturing and sales activities. Our sales for the year ended December 31, 2016 and 2015 consisted of only consulting revenue. The Company’s consulting revenues for the years ended December 31, 2016 and 2015 were made to one customer, and those sales constituted 100.0% of total revenues for those years. At such time as the Company recommences active operations, no assurances can be given that the Company will be successful in commercializing its products or expanding the number of customers purchasing its products and services.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.  The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2016 and 2015, the Company’s internal control over financial reporting was ineffective. This material weakness was first identified in the Company’s Form 10-K/A amended annual report for the year ended December 31, 2008. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports.  Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2016 and 2015.   The Company needs to hire additional qualified accounting personnel in order to resolve this material weakness.  The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

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

If the Company is successful in developing manufacturing capability, the Company will be subject to extensive government regulation and intervention both in the U.S. and in all foreign jurisdictions in which it conducts business.  Compliance with applicable laws and regulations will result in higher capital expenditures and operating costs, and changes to current regulations with which the Company complies can necessitate further capital expenditures and increases in operating costs to enable continued compliance.  Additionally, from time to time, the Company may be involved in proceedings under certain of these laws and regulations.  Foreign operations are subject to political instabilities, restrictions on funds transfers, import/export restrictions, and currency fluctuation.

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

The Company’s average daily volume of shares traded for the years ended December 31, 2016 and 2015 was 113,034 and 403,927, respectively. Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

The Company’s outstanding securities, the stock or securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 37,541,697 shares of common stock outstanding on March 6, 2017.  The Company also had outstanding on that date derivative securities consisting of options, warrants, and convertible notes that if they had been exercised and converted in full on March 6, 2017, would have resulted in the issuance of up to 11,637,245 additional shares of common stock.   The issuance of shares upon the exercise of options or the conversion of convertible notes may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding common stock.   Additionally, the Company has outstanding notes that if not prepaid by specific dates entitle the holder to convert the principal and accrued interest into common stock at 60% of the lowest trading price during the previous thirty day trading period of the Company’s common stock prior to conversion as provided in the notes. See Note 11 of the footnotes to the Consolidated Financial Statements for the years ended December 31, 2016 and 2015 beginning on page F-1 of this report regarding the equity issuable upon conversion. The issuance of some or all of those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders. That agreement also provides for stock compensation for consulting services. The existence and terms of these derivative securities and other obligations may make it more difficult for the Company to raise additional capital through the sale of stock or other equity securities.

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

For the year ended December 31, 2016, the reported low closing price for the Company’s common stock was $0.07 per share, and the reported high closing price was $0.96 per share.  For the year ended December 31, 2015, the reported low closing price for the Company’s common stock was $0.03 per share, and the reported high closing price was $0.49 per share.  There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early stage companies, particularly early stage medical product companies.  Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner.  These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions.  If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

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

The Company’s board of directors is authorized to issue classes or series of preferred stock, without any action on the part of the stockholders.  The Company’s board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of its business, and other terms.  The Company has issued preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, and with respect to voting rights.  In accordance with that and with the issuance of preferred stock the voting rights the common stockholders voting rights have been diluted and it is possible that the rights of holders of the common stock or the value of the common stock have been adversely affected.

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

ITEM 2. PROPERTIES.

The Company is headquartered in Kennewick, Washington and maintains a lease at a cost of $1,500 per month from an entity controlled by Carlton M. Cadwell, Chairman of the Company’s Board of Directors and one of the Company’s significant shareholders. This lease initially expired in December 2014, however the Company continues to rent the space on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

On March 6, 2015, Robert and Maribeth Myers filed a lawsuit against the Company and BancLeasing, Inc., owner of a linear accelerator and other equipment leased by the Company, in the Superior Court of the State of Washington, in and for Benton County (Case No. 15-2-0054101), asserting various claims related to the Company’s five-year lease of production center space owned by Mr. and Mrs. Myers. The Company subsequently filed counterclaims against Mr. and Mrs. Myers, BancLeasing and Washington Trust Bank, alleging misapplication of lease payments to the principal loan amount for a linear accelerator and other equipment stored on the production center property, as well as certain building improvements made by the Company. During 2016, the Company entered into a Settlement Agreement with Robert and Maribeth Myers, pursuant to which the Company agreed to pay a settlement amount of $438,830 in exchange for the release of all claims related to the matter, which amount was paid by the Company during the year ended December 31, 2016.

In 2016, the Company was awarded in the Superior Court of the State of Washington a total sum of $527,876 against BancLeasing. The Company is pursuing its options for collection of the awarded amount, however there can be no assurance as to any eventual collection.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the OTC Pink Marketplace under the symbol “ADMD.”  The following table sets forth, in U.S. dollars the high and low closing prices for each of the calendar quarters indicated, as reported by the OTC Pink Marketplace for the past two fiscal years.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions. All prices listed below reflect the Company’s 1:100 reverse stock split implemented on October 7, 2016.

	High	Low
2016
Quarter ended December 31	$0.24	$0.07
Quarter ended September 30	$0.40	$0.14
Quarter ended June 30	$0.96	$0.20
Quarter ended March 31	$0.96	$0.07

2015
Quarter ended December 31	$0.48	$0.11
Quarter ended September 30	$0.49	$0.05
Quarter ended June 30	$0.19	$0.03
Quarter ended March 31	$0.27	$0.03

Holders

As of March 6, 2017 there were 37,541,697 shares of common stock outstanding and approximately 200 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2016 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	-		$-		3,993,868
Equity compensation plans not approved by stockholders	5,135,000		$0.15		-
Total	5,135,000	(1)	$0.15	(1)	-

(1)
In addition to the 2015 Plan (defined below), the Company has individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

2015 Omnibus Securities and Incentive Plan

               In October 2015, our Board of Directors and stockholders approved the adoption of the 2015 Omnibus Securities and Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes an aggregate number of shares of common stock for issuance to all employees of the Company or any subsidiary of the Company, any non-employee director, consultants and independent contractors of the Company or any subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any subsidiary. The aggregate number of shares that may be issued under the Plan shall not exceed twenty percent (20%) of the issued and outstanding shares of common stock on an as converted primary basis on a rolling basis. For calculation purposes, the As Converted Primary Shares shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2015 Plan. As of December 31, 2016 the Converted Primary Shares calculation results in 9,835,788 aggregate shares that may be issued under the 2015 Plan. The 2015 Plan is administered by the Company’s Compensation Committee, who may issue awards in the form of stock options and/or restricted stock awards. As of December 31, 2016, no awards have been issued pursuant to the 2015 Plan.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2016, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2016

During October, November and December 2016, the Company issued 347,400 shares of Series A Convertible Preferred Stock (“Series A Preferred”) as a commitment fee payable on $547,500 in convertible debt.

During November 2016, the Company issued 563,523 shares of common stock in exchange for $126,640 of convertible debt, and $25,300 of accrued interest.

During November 2016, the Company issued 52,000 shares of Series A Preferred in exchange for $93,011 of convertible debt, and $23,462 of accrued interest.

During October 2016, the Company issued 150,000 shares of Series A Preferred as payment for certain consulting services.

During the months of October, November and December 2016, the Company issued 11,180,289 shares of common stock upon conversion of 1,118,024 shares of Series A Preferred.

Issuances Subsequent to December 31, 2016

During January and February, and through March 6, 2017, the Company issued 5,517,900 shares of common stock upon conversion of 531,790 shares of Series A Preferred.

During February 2017, the Company issued 280,000 shares of common stock in exchange for $140,000 of accounts payable.

ITEM 6. SELECTED FINANCIAL DATA.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with the Company’s financial statements and the notes presented herein.  In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of the risk factors set forth above in Item 1A and other factors discussed in this Annual Report on Form 10-K.

Results of Operations

Comparison for the Year Ended December 31, 2016 and December 31, 2015

The following table sets forth information from the Company’s statements of operations for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues	$8,108	$24,108

Operating expense	4,444,578	2,065,371

Operating loss	(4,436,470)	(2,041,263)

Non-operating income (expense)	(5,418,425)	8,273,949

Net income (loss)	$(9,854,895)	$6,232,686

Revenue

Consulting revenue was $8,108 and $24,108 for the years ended December 31, 2016 and 2015, respectively.  Consulting revenue consists of providing the Company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

Operating Expense

Operating expense for the twelve months ended December 31, 2016 and 2015 consists of the following:

	Twelve months ended December 31, 2016	Twelve months ended December 31, 2015
Cost of materials	$-	$474
Sales and marketing expense	284,138	-
Depreciation and amortization expense	2,947	5,672
Professional fees	2,068,796	741,375
Stock options and warrants granted	675,324	80,635
Payroll expense	652,877	679,259
Research and development	328,026	149,650
General and administrative expense	432,470	408,306
	$4,444,578	$2,065,371

Operating expense for the twelve months ended December 31, 2016 and 2015 was $4,444,578 and $2,065,371, respectively. The increase in operating expense from 2015 to 2016 is largely attributable to professional fees ($2,068,796 for the twelve months ended December 31, 2016 versus $741,375 for the twelve months ended December 31, 2015). The increase in professional fees was due to hiring consultants to assist in raising capital to pay off debt and for operating expenses.

The increase in operating expense from 2015 to 2016 can also be attributed to research and development ($328,026 for the twelve months ended December 31, 2016 versus $149,650 for the twelve months ended December 31, 2015), and stock options granted and warrant expense ($675,324 for the twelve months ended December 31, 2016 versus $80,635 for the twelve months ended December 31, 2015).

Non-Operating Income (Expense)

Non-Operating income (expense) for the twelve months ended December 31, 2016 and 2015 consists of the following:

	Twelve months ended December 31, 2016	Twelve months ended December 31, 2015
Interest expense	$(6,259,467)	$(3,196,153)
Net gain (loss) on settlement of debt	3,108,342	3,562,067
Recognized income from grants	21,010	21,010
Gain (loss) on derivative liability	(2,244,353)	7,887,025
Loss on impaired assets	(43,957)	-
	$(5,418,425)	$8,273,949

Non-operating income (expense) for the twelve months ended December 31, 2016 varied from the twelve months ended December 31, 2015 primarily due to the difference in the gain (loss) on derivative liability of $10,131,378 (a $7,887,025 gain on derivative liability in 2015 versus a $2,244,353 loss on derivative liability in 2016). Additionally, there was an increase in interest expense of $3,063,314, attributable to loan fees incurred ($5,098,094 for the twelve months ended December 31, 2016 versus $536,347 for the twelve months ended December 31, 2015).

Income from Grants

On September 1, 2015, the Company received notification that it had been awarded from Washington State University $42,019 grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”. The Company received $21,010 of the total grant award in December 2015 and $21,009 of the total grant award in October 2016.

Net Loss

The Company’s net income (loss) for the twelve months ended December 31, 2016 and 2015 was $(9,854,895) and $6,232,686, respectively, as a result of the items described above.

Liquidity and Capital Resources

At December 31, 2016, the Company had negative working capital of $3,022,417, as compared to $9,755,128 at December 31, 2015.  During the twelve months ended December 31, 2016, the Company experienced negative cash flow from operations of $1,926,713 and it expended $0 for investing activities while adding $1,775,570 of cash flows from financing activities.  As of December 31, 2016, the Company had $0 commitments for capital expenditures.

Cash used in operating activities increased from $1,193,105 for the twelve-month period ending December 31, 2015 to $1,926,713 for the twelve-month period ending December 31, 2016.  Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, loss on preferred and common stock and stock options and warrants issued for services and other expenses, offset by the net gain and the gain realized from derivative liabilities and settlement of debt, preferred stock converted to common stock, and the penalties resulting from short term debt. Cash provided from financing activities increased from $1,371,934 for the twelve month period ending December 31, 2015 to $1,775,570 for the twelve month period ending December 31, 2016. The increase in cash provided from financing activities was primarily a result of increase in proceeds from related party notes, shareholder advances, and sale of preferred shares.

The Company has generated material operating losses since inception. The Company had a net income of $6,232,686 for the twelve months ended December 31, 2015, and a net loss of $9,854,895 for the twelve months ended December 31, 2016. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

The Company requires funding of at least $1.5 million per year to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $5.0 million to $10.0 million to fund: (1) the FDA approval process and initial deployment of RadioGel™ and other brachytherapy products and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the Company’s brachytherapy products, including RadioGel™, and a worldwide regulatory approval effort will require additional resources and personnel.  The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies, which may possibly include clinical studies.  Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

Although the Company is seeking to raise additional capital and has engaged in numerous discussions with investment bankers and investors, the Company has not received firm commitments for the required funding. Based upon its discussions, the Company anticipates that if the Company is able to obtain the funding required to retire outstanding debt, pay past due payables and maintain its current operating activities, that the terms thereof will be materially dilutive to existing shareholders.

Recent geopolitical events, including the inherent instability and volatility in global capital markets, as well as the lack of liquidity in the capital markets, could impact the Company’s ability to obtain financing and its ability to execute its business plan.

Contractual Obligations (payments due by period as of December 31, 2016)
Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
License Agreement with Battelle Memorial Institute	$100,000	$25,000	$25,000	$25,000	$ 25,000 per year
Corporate Office Lease – begins January 1, 2014	$18,000	$18,000	$-	$-	$-

In January 2014, the Company entered into a new 12-month lease for its corporate offices for a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a Director of the Company. The Company continued to rent this facility in 2015 and 2016 on a month-to-month basis. The Company incurred $18,000 rent expense for this facility for each of the twelve months ended December 31, 2016 and 2015.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment:	3 to 7 years
Office equipment:	2 to 5 years
Furniture and fixtures:	2 to 5 years

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

Patents and Intellectual Property

The Company had a total $35,482 of capitalized patents and intellectual property costs at December 31, 2015 for the patent rights in the area of a Brachytherapy seed with a Fast-dissolving Matrix for Optimized Delivery of Radionuclides. Effective December 31, 2016 the Company agreed to terminate this non-utilized patent license for which the $35,482 of capitalized patent and intellectual costs applied and therefore the Company wrote off $35,482 of capitalized costs in the twelve months ending December 31, 2016.

While patents are being developed or pending, they are not being amortized.  Management has determined that the economic life of the patents to be ten years and amortization, over such 10-year period and on a straight-line basis will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.

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

Revenue for the fiscal years ended December 31, 2016 and 2015 consisted of consulting revenue. The Company recognizes revenue as consulting services have been performed. Prepayments, if any, received from customers prior to the services being performed are recorded as deferred revenue. In these cases, when the services are performed, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2016 and 2015, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

-
Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

-
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On, August 18, 2016 (the "Resignation Date"), Haynie & Company, Salt Lake City, Utah, resigned as the Company’s independent registered public accounting firm. On September 1, 2016, the Company engaged Fruci & Associates II, PLLC (“Fruci”), as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from Haynie & Company to Fruci was approved unanimously by our Board of Directors.

The report of Haynie & Company on the Company’s financial statements for the fiscal year ended December 31, 2015 did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to the Company’s ability to continue as a going concern.

During the two most recent fiscal years and through the Resignation Date, there were (i) no disagreements between the Company and Haynie & Company or Fruci on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Haynie & Company and Fruci, would have caused Haynie & Company or Fruci to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) with the exception of material weaknesses related to our internal control over financial reporting, no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2016, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2016, the Company’s internal control over financial reporting was ineffective.  In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow.  To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
Michael K. Korenko	71	Interim President and Chief Executive Officer
L. Bruce Jolliff	67	Chief Financial Officer
Carlton M. Cadwell	72	Chairman of the Board and Secretary
Thomas J. Clement	60	Director
James C. Katzaroff	60	Director

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

Background and Business Experience

The business experience during the past five years of each of the Company’s directors and executive officers is as follows:

Dr. Michael K. Korenko, interim President and Chief Executive Officer of the Company since December 2016, joined the Company as an Advisor to the Board of the Company during 2009 and served as member of the Board from May 2009 to March 2010.  Dr. Korenko has also served on the Hanford Advisory Board since 2009. Dr. Korenko served as Business Development Manager for Curtiss-Wright from 2006 to 2009, as Chief Operating Officer for Curtiss-Wright from 2000 to 2005 and was Executive Vice President of Closure for Safe Sites of Colorado at Rocky Flats from 1994 to 2000. Dr. Korenko served as Vice President of Westinghouse from 1987 to 1994 and was responsible for the 300 and 400 areas, including the Fast Flux Testing Facility (“FFTF”) and all engineering, safety analysis, and projects for the Hanford site.  Dr. Korenko is the author of 28 patents and has received many awards, including the National Energy Resources Organization Research and Development Award, the U.S. Steelworkers Award for Excellence in Promoting Safety, and the Westinghouse Total Quality Award for Performance Manager of the Year. Dr. Korenko has a Doctor of Science from MIT, was a NATO Postdoctoral Fellow at Oxford University, and was selected as a White House Fellow for the Department of Defense, reporting to Secretary Cap Weinberger.

Carlton M. Cadwell, Chairman of the Board and Secretary since December 2016, joined the Company as a director in 2006.  Dr. Cadwell brings over 30 years of experience in business management, strategic planning, and implementation.  He co-founded Cadwell Laboratories, Inc. in 1979 and has served as its President since its inception.  Cadwell Laboratories, Inc. is a major international provider of neurodiagnostic medical devices. After receiving his bachelor’s degree from the University of Oregon in 1966 and a doctoral degree from the University of Washington in 1970, he began his career serving in the United States Army as a dentist for three years.  From 1973 to 1980, Dr. Cadwell practiced dentistry in private practice and since has started several businesses.

Mr. Cadwell brings to the Board over ten years of service on the Board and over forty-five years of experience as a successful entrepreneur, as well as medical expertise.

              Leonard Bruce Jolliff, the Chief Financial Officer, joined the Company as chief financial officer in 2006.  For nine years prior to joining the Company, Mr. Jolliff was a sole practitioner in the role of CFO for Hire and as a Forensic Accountant, working with companies ranging from Fortune 500 to small family operations.  Mr. Jolliff is a CPA and a member of the Washington Society of CPAs.  He is also a CFE and a member of the Association of Certified Fraud Examiners.

               Mr. Jolliff has held CFO and Controller positions in an array of industries and has worked as a CPA in public practice.

 James C. Katzaroff, a director, was the Chief Executive Officer of the Company from its inception in 2006 to December 2016. Mr. Katzaroff is the founder of the Company. Initially a financial consultant with Wall Street firms Bateman Eichler, Smith Barney and EF Hutton, Mr. Katzaroff has been responsible for senior-level corporate strategy, fostering investment banking relationships, and served as a senior financial advisor for numerous start-ups and development-stage companies.  From 1998 to 2016, Mr. Katzaroff held senior positions including Chief Executive Officer, Chief Financial Officer, Senior Vice President of Finance, Senior Vice President, and Corporate Secretary of Telemac Corporation, an international communications company active in the wireless telephony market.  In 2001 he became Chairman and CEO of Apogee Biometrics, and in 2004 became President of Manakoa Services Corporation, serving as its interim CEO.  He holds a Bachelor’s Degree in Business Economics from the University of California, Santa Barbara, and has completed advanced management courses at the University of Washington.

Mr. Katzaroff brings to the Board experience working with Wall Street banking firms as well as experience in numerous start-ups and development-stage companies.

Thomas J. Clement, a director, joined the Company as a director in 2013. Mr. Clement has over 30 years experience in product development engineering, engineering management, and senior management. He has participated in two Company startups through full production. He was responsible for development of seven novel medical devices through commercial launch; one device was the leading royalty generator for the University of Washington for nearly ten years, and in another, generated revenues of more than $140 million for a leading medical device company. Mr. Clement since 2013 has held the position of Founder and CEO of Aquaduct Critical Care, Inc, a private, pre-revenue medical device company.

Mr. Clement brings to the Board previous experience in bringing two startups from development through production as well as substantial experience in the development of medical devices.

Identification of Significant Employees and Consultants

David J. Swanberg, M.S., P.E. Chief Technical Officer, has over 30 years’ experience in radiochemical processing, medical isotope production, nuclear waste management, materials science, regulatory affairs, and project management. He has worked in diverse organizations ranging from small start-up businesses to corporations with multi-billion dollar annual revenues. He previously served as Executive Vice President of Operations for IsoRay Medical Inc. managing day-to-day operations, R&D, and New Product Development. Mr. Swanberg was a co-founder of IsoRay and led the initial Cs-131 brachytherapy seed product development, FDA 510(k) submission/clearance, and NRC Sealed Source review and registration. He led the radiation dosimetry evaluations to meet American Association of Physicists in Medicine guidelines and is a current member of the AAPM. Mr. Swanberg served on the IsoRay Board of Directors and participated in several capital financing rounds totaling over $30.0 million. He holds a BA in Chemistry from Bethel University (MN) and an MS in Chemical Engineering from Montana State University. He has numerous technical publications and holds several patents.

Fu-Min Su, Ph.D. was appointed as the Company’s Chief RadioChemist and Radiation Safety Officer in 2007.  With over 20 years experience in medical isotope R&D and manufacturing, Dr. Su is also experienced in the area of coordinating and conducting clinical trials.  He has worked as a senior scientist for a several bio-technology firms, including NeoRx Corporation from 1987 through 1998, Nycomed-Amersham Imaging in 1999, Bristol-Myers Squibb from 2000 to 2006, and Cellectar, LLC in 2007, during which time he developed various radiopharmaceuticals, isotope production methods and generator systems.  Dr. Su has authored a number of scientific papers, and has written numerous abstracts for the Journal of Nuclear Medicine.  He also holds several patents relating to radionuclide production and preparation.  Dr. Su received his Ph.D. from the University of Washington.

Alan E. Waltar, Ph.D., Chairman of the Company’s Medical Advisory Board.  Dr. Waltar served as director of Nuclear Energy for the Pacific Northwest National Laboratory (“PNNL”) in Richland, Washington. Since 2004, he has continued his affiliation with PNNL as a senior advisor. Waltar’s other professional appointments include director of international programs at Advanced Nuclear Medical Systems; manager of various fast reactor safety and fuels organizations of Westinghouse Hanford Company; and as professor and department head of Nuclear Engineering at Texas A&M University. His other teaching experience includes stints at the Joint Center for Graduate Study in Richland Washington, the University of Virginia, and Los Alamos National Laboratory. Formerly the president of the American Nuclear Society, Dr. Waltar has served on a number of international nuclear science and radiation panels, societies, and committees. He is the author of three books: Fast Breeder Reactors, America the Powerless: Facing Our Nuclear Energy Dilemma, and Radiation and Modern Life: Fulfilling Marie Curie’s Dream, and has penned over 70 open literature papers.

Dr. Waltar earned his M.S. in Nuclear Engineering from M.I.T. and his PhD in Engineering Science from the University of California, Berkeley.

Nigel R. Stevenson, Ph.D., is a world renowned expert in the production of medical isotopes. He holds a Ph.D. in Nuclear Physics from the University of London and has directed many corporate innovations for imaging and therapeutic nuclide agents. For the past five years he has served as Chief Operating Officer for Clear Vascular Inc. and was previously Chief Operating Officer of Trace Life Sciences, which produced a range of medical radiochemicals and radiopharmaceuticals. Prior to this, he had been VP Production and Research for Theragenics Corp. and directed operations in Atlanta for the world’s largest cyclotron facility (14 cyclotrons) that produced brachytherapy seeds.  Dr. Stevenson was also Head of Isotope Production and Research at TRIUMF (Canadian National Accelerator Laboratory) where he managed the production of medical radioisotopes for MDS Nordion.

Donald A. Ludwig, Ph.D., Special Projects Manager and IsoPet Business Development Manager. Dr. Ludwig is an expert in particle accelerator applications in radiation therapy, nuclear medicine and radioisotope production. Since 1988 he has served as an advisor to numerous entities in the field, both domestic and foreign. Among these are the Atomic Energy of Canada, the U. S. Department of Energy Labs at Los Alamos, Berkeley, Fermi, Hanford and Oak Ridge, the Israel Atomic Energy Agency, the Australian Nuclear Science and Technology Organization, the Kurchatov Russian Research Institute in Moscow and the Bhabha Atomic Research Center in Mumbai, India. He holds a Ph.D. from UCLA in Medical Physics as well as an MS in Nuclear Physics from Cal Tech, a BS in Physics from the U. S. Military Academy at West Point and an MBA in Theoretical Marketing from the University of Southern California.

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that each of its executive officers and directors failed to report at least one transaction during the year ended December 31, 2016.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this report, the Company has not established an audit committee, and therefore, the Company’s board of directors performs the functions that customarily would be undertaken by an audit committee.  The Company’s board of directors during 2016 was comprised of three directors, two of whom the Company has determined satisfied the general independence standards of the NASDAQ listing requirements.  See Item 13 of this Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2016 and 2015 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Dr. Michael K. Korenko	2016	$- (1)	$-	$-	$-	$-
Interim CEO and President	2015	$- (1)	$-	$-	$-	$-

James C. Katzaroff	2016	$250,000(2)	$-	$-	$408,165(3)	$658,165
Former CEO and Chairman	2015	$250,000(4)	$-	$-	$-	$250,000

L. Bruce Jolliff	2016	$180,000	$-		$110,389(5)	$290,389
CFO	2015	$180,000(6)	$11,357(7)	$-	$-	$190,357

(1)
Mr. Korenko began serving as our interim CEO and President on December 14, 2016 and, as such, did not receive any compensation during 2016 or 2015.

(2)
Mr. Katzaroff resigned as Chief Executive Officer in December 2016.

(3)
In June 2016, Mr. Katzaroff received 100,000 three-year common stock options at $1.00, and 1,000,000 five year common stock options at $0.50. Additionally Mrs. Katzaroff received 100,000, five-year common stock options at $0.50, vested equally over 24 months.

(4)
Of this amount, $150,000 was exchanged for 100,000 shares of Series A Preferred and $75,144 was not paid in 2015, but was accrued as of December 31, 2015.

(5)
In June 2016, Mr. Jolliff received 240,000, five year common stock options at $0.50 and another 240,000, five year common stock options at $0.50 vesting equally over 24 months.

(6)
Of this amount $112,500 was exchanged for 75,000 shares of Series A Preferred.

(7)
Mr. Jolliff received the additional $11,357 in 2015 to compensate for additional duties performed that were not originally contemplated.

Narrative Disclosure to Summary Compensation Table

L. Bruce Jolliff. Mr. Jolliff has a May 2007 employment agreement with the Company that provides for a salary of $100,000 per year, which amount was increased on January 1, 2012 to $156,000, and again adjusted beginning January 1, 2013 to $180,000. In 2015, Mr. Jolliff received $67,500, and exchanged $112,500 for 75,000 Series A Preferred shares. In 2016, Mr. Jolliff received $96,721 and an additional $83,279 was accrued as of December 31, 2016. The Company may terminate the agreement without cause at any time upon 30 days’ written notice.  Upon termination, the Company will pay Mr. Jolliff a severance allowance of two month’s salary.

James C. Katzaroff. The Company’s former Chief Executive Officer, James C. Katzaroff, did not have a written employment agreement and, therefore, no contracted amount or schedule of pay. However, his annual compensation was $250,000 and, accordingly, accruals were made for his compensation in 2016 and 2015 to bring his recorded salary to $250,000.  In 2016, Mr. Katzaroff received $43,928 and an additional $206,072 was accrued as of December 31, 2016. In 2015, Mr. Katzaroff received $24,856, exchanged $150,000 for 100,000 shares of Series A Preferred, and an additional $75,144 was accrued as of December 31, 2015.

The Company paid bonuses to certain employees based on their performance, the Company’s need to retain such employees, and funds available.  All bonus payments were approved by the Company’s Board of Directors.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth all outstanding equity awards held by the Company’s Named Executive Officers as of the end of last fiscal year.

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date
James C. Katzaroff	32,500	-	$15.00	2/11/23
James C. Katzaroff	100,000	-	$1.00	6/21/19
James C. Katzaroff	1,000,000	-	$0.50	6/21/21
L. Bruce Jolliff	480,000	176,548	$0.50	6/21/21

Employment Agreement with Significant Employee

Employment Agreement with Dr. Fu Min-Su

In January 2008, the Company entered into a five-year employment agreement with Dr. Fu Min-Su pursuant to which the Company agreed to pay Dr. Fu Min-Su an annual salary equal to $90,000, which was increased to $95,000 on January 1, 2010, to $110,000 on January 1, 2011, and to $125,000 effective June 1, 2016.

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

Compensation of Directors

During the year ended December 31, 2016, the Company’s non-employee directors were not paid any compensation.

The following table sets forth, for each of the Company’s non-employee directors who served during 2016, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2016:

	Outstanding	Outstanding
	Stock	Stock
Name	Awards (#)	Options (#)
Carlton M. Cadwell	-	100,000
Thomas J. Clement	-	100,000

During June 2016, the Company granted to Messrs. Cadwell and Clement options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. The options are fully vested and expire June 21, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of The Company’s Common Stock

The following table sets forth, as of March 6, 2017, the number of shares of common stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s common stock, (ii) the Company’s directors, (iii) the Company’s executive officers, both of whom are named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group.

As of March 6, 2017, there were 37,541,697 shares outstanding and up to 11,637,245 shares issuable upon exercise of outstanding options, warrants, and conversion of outstanding convertible securities, assuming exercise and conversion occurred as of that date, for a total of 49,178,942 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	169,839	0.5%

Carlton M. Cadwell (3)	1,268,844	3.4%

James C. Katzaroff (4)	1,409,860	3.7%

Thomas J. Clement (3)	100,000	0.3%

L. Bruce Jolliff (5)	635,034	1.7%

All Current Directors and Executive Officers as a group (5 individuals)	3,583,577	7.1%

(1)
The address of each of the beneficial owners above is c/o Advanced Medical Isotope Corporation, 1021 N. Kellogg Street, Kennewick, WA 99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust ”) is 909 North Kellogg Street, Kennewick, WA  99336.
(2)
In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on February 1, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on February 1, 2017, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and upon exercise of the options. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Mr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.
(3)
Includes 100,000 shares each issuable under options to Mr. Cadwell and Mr. Clements.
(4)
Includes 1,232,500 shares issuable under options held by Mr. Katzaroff.
(5)
Includes 480,000 shares issuable under options held by Mr. Jolliff.

Beneficial Ownership of The Company’s Preferred Stock

The following table sets forth, as of March 6, 2017, the number of shares of preferred stock beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s preferred stock, (ii) the Company’s directors, (iii) the Company’s executive officers, both of whom are named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Cadwell Family Irrevocable Trust	148,309	4.5%

Carlton M. Cadwell	908,910	27.6%

James C. Katzaroff	-	-%

Thomas J. Clement	-	-%

L. Bruce Jolliff	114,700	3.5%

All Current Directors and Executive Officers as a group (5 individuals)	1,171,919	35.5%

(1)
The address of each of the beneficial owners above is c/o Advanced Medical Isotope Corporation, 1021 N. Kellogg Street, Kennewick, WA 99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust ”) is 909 North Kellogg Street, Kennewick, WA  99336.
(2)
In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on February 13, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on February 13, 2017, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and upon exercise of the options. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Mr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

Changes in Control

The Company does not know of any arrangements, including any pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from Related Parties

Beginning in December, 2008, the Company has obtained financing from Carlton M. Cadwell, one of our directors and a beneficial owner of more than 10% of the Company’s common stock, in transactions which involved the Company’s issuance of convertible notes and common stock. On September 4, 2015, the Company exchanged $1,414,100 of convertible notes plus $810,538 of accrued interest into 148,311 shares of Series A Preferred and another $2,224,466 of convertible notes plus $889,838 of accrued interest into 207,620 shares of Series A Preferred. Additionally, the Company exchanged the remaining $906,572 of convertible notes plus $148,960 accrued interest into a $1,055,532 demand note, 8% interest rate, due on demand at any time after March 31, 2017. Such note was converted into 73,546 shares of Series A Preferred on May 19, 2016. At December 31, 2016 Mr. Cadwell has an aggragate total of $332,195 in promissory notes.

Independent Directors

 The Company’s common stock is traded on the OTC Pink Marketplace, which does not impose any independence requirements on the board of directors or the board committees of the companies whose stock is traded on that market.  The Company has decided to adopt the independence standards of the NASDAQ listing rules in determining whether the Company’s directors are independent.  Generally, under those rules a director does not qualify as an independent director if the director or a member of the director’s immediate family has had in the past three years certain relationships or affiliations with the Company, the Company’s auditors, or other companies that do business with the Company.  The Company’s board of directors has determined that Mr. Cadwell and Mr. Clement each qualified as an independent director under those NASDAQ rules, and accordingly, each would have been qualified under those rules to serve on a compensation committee or a nominating committee, if the Company had established such committees of the Company’s Board of Directors. Mr. Katzaroff is not an independent director due to his employment by the Company as an executive officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2016 and 2015 were $13,500, all of which was paid to Fruci & Associates II, PLLC, and $156,000 ($71,000 was to HJ & Associates, LLC and $85,000 was to Haynie & Company), respectively.

 Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2016 and 2015 were $0, all of which was paid to Fruci & Associates II, PLLC, and $3,000, respectively, all of which was paid to HJ & Associates, LLC. These fees related to the preparation of federal income tax returns.

All Other Fees

There were no other fees billed for products or services provided by the Company’s principal accountant during the fiscal years ended December 31, 2016 and 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.
Financial Statements.  The Advanced Medical Isotope Corporation Balance Sheets as of December 31, 2016 and 2015, the Statements of Operations for the years ended December 31, 2016 and 2015, the Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and December 31, 2015, and the Statements of Cash Flows for the years ended December 31, 2016 and 2015, together with the notes thereto and the reports of Haynie & Company and with Fruci & Associates II as required by Item 8 are included in this 2016 Annual Report on Form 10-K as set forth in Item 8 above.

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

10.12	2015 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed May 25, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (4)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: March 8, 2017	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2017	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2017	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 8, 2017	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Secretary and Chairman of the Board

Advanced Medical Isotope Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Advanced Medical Isotope Corporation

We have audited the accompanying consolidated balance sheet of Advanced Medical Isotope Corporation as of December 31, 2016, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. Advanced Medical Isotope Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Isotope Corporation as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a history of recurring losses, has limited cash, resources, and, based upon current operating levels, its viability is dependent upon its ability to meet future financing requirements or restructuring to sustain its operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Fruci & Associates II, PLLC

Fruci & Associates II, PLLC Spokane, WA

March 8, 2017

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Isotope Corporation as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Haynie & Company
Salt Lake City, Utah
May 25, 2016

Advanced Medical Isotope Corporation
Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$27,889	$179,032
Prepaid expenses	11,990	26,211
Inventory	-	8,475
Total current assets	39,879	213,718

Fixed assets, net of accumulated depreciation	1,473	4,420

Other assets:
Patents and intellectual property	-	35,482
Deposits	644	644
Total other assets	644	36,126

Total assets	$41,996	$254,264

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,137,086	$1,182,112
Related party accounts payable	109,718	102,647
Accrued interest payable	114,755	229,246
Payroll liabilities payable	499,502	298,900
Convertible notes payable, net	544,508	1,788,384
Derivative liability	324,532	4,235,016
Related party promissory note	332,195	1,280,450
Liability for lack of authorized shares	-	852,091
Total current liabilities	3,062,296	9,968,846

Total liabilities	3,062,296	9,968,846

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock, $.001 par value, 20,000,000 shares of authorized preferred stock, $.001 par value, 5,000,000 Series A shares authorized; 3,773,592 and 1,627,000 - shares issued and outstanding, respectively	14,144,571	4,617,052
Total mezzanine equity	14,144,571	4,617,052
Stockholders’ equity (deficit):
Common stock, $.001 par value; 2,000,000,000 shares authorized; 31,743,797 and 19,969,341 shares issued and outstanding, respectively	31,744	19,969
Paid in capital	40,672,825	33,662,942
Accumulated deficit	(57,869,440)	(48,014,545)
Total stockholders’ equity (deficit)	(17,164,871)	(14,331,634)

Total liabilities and stockholders’ equity (deficit)	$41,996	$254,264

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Medical Isotope Corporation
Consolidated Statements of Operations

	Year ended
	December 31,
	2016	2015
Consulting revenues	$8,108	$24,108

Operating expenses
Cost of materials	-	474
Sales and marketing expenses	284,138	-
Depreciation and amortization expense	2,947	5,672
Professional fees	2,068,796	741,375
Stock based compensation	675,324	80,635
Payroll expenses	652,877	679,259
Research and development	328,026	149,650
General and administrative expenses	432,470	408,306
Total operating expenses	4,444,578	2,065,371

Operating loss	(4,436,470)	(2,041,263)

Non-operating income (expense):
Interest expense	(6,259,467)	(3,196,153)
Gain on settlement of debt	3,108,342	3,562,067
Grant income	21,010	21,010
Gain (loss) on derivative liability	(2,244,353)	7,887,025
Loss on impaired assets	(43,957)	-

Non-operating income (expense), net	(5,418,425)	8,273,949

Income (loss) before income taxes	(9,854,895)	6,232,686

Income tax provision	-	-

Net income (loss)	$(9,854,895)	$6,232,686

Earnings (loss) per common share	$(0.46)	$0.34

Weighted average number of common shares outstanding	21,497,069	18,505,467

The accompanying notes are an integral part of these consolidated financial statements.

 Advanced Medical Isotope Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2014	17,053,825	17,054	34,068,009	(54,247,231)	(20,162,168)

Common stock issued for:
Exercise of options and warrants	1,995,000	1,995	(1,995)	-	-
Loan fees on convertible debt	43,326	43	6,344	-	6,387
Conversion of debt	920,516	920	108,892	-	109,812
Classified to liability due to lack of authorized shares	(43,326)	(43)	(598,943)	-	(598,986)
Options issued for services	-	-	80,635	-	80,635
Net income	-	-	-	6,232,686	6,232,686

Balances at December 31, 2015	19,969,341	$19,969	$33,662,942	$(48,014,545)	$(14,331,634)

Common stock issued for:
Exercise of options and warrants	30,644	31	(31)	-	-
Settlement of debt	563,523	564	70,299	-	70,863
Conversion of preferred stock	11,180,289	11,180	4817024	-	4,828,204
Classified to liability due to lack of authorized shares	-	-	852,092	-	852,092
Options and warrants issued for services	-	-	1,270,499	-	1,270,499
Net loss	-	-	-	(9,854,895)	(9,854,895)

Balances at December 31, 2016	31,743,797	31,744	40,672,825	(57,869,440)	(17,164,871)

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Medical Isotope Corporation
Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,854,895)	$6,232,686
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of fixed assets	2,947	4,333
Amortization of licenses and intangible assets	-	1,339
Amortization of convertible debt discount	604,042	1,080,771
Amortization of prepaid expenses paid with stock	(2,500)	-
Amortization of debt issuance costs	-	13,917
(Gain) loss on derivative liability	2,244,353	(7,887,025)
(Gain) on settlement of debt	(3,108,342)	(3,562,067)
Loss on impaired assets	43,957	-
Preferred stock issued for services	1,003,814	334,880
Preferred stock issued for loan fees	162,456	527,325
Stock options and warrants issued for services	1,270,499	80,635
New derivatives recorded as loan fees	4,935,638	-
Penalties on notes payable	-	1,148,997
Changes in operating assets and liabilities:
Prepaid expenses	16,721	(4,501)
Accounts payable	102,954	151,607
Payroll liabilities	200,602	252,240
Accrued interest	451,041	431,758

Net cash used by operating activities	(1,926,713)	(1,193,105)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease	-	(39,481)
Proceeds from convertible note	1,273,534	1,666,415
Proceeds from related party notes	723,308	-
Proceeds from shareholder advances	132,533	-
Proceeds from warrant exercised for preferred stock	250	-
Proceeds from sale of preferred stock	70,000	-
Payments on convertible debt	(419,055)	-
Payments on shareholder advances	(5,000)	-
Payments on short term debt	-	(255,000)

Net cash provided by financing activities	1,775,570	1,371,934

Net increase in cash	(151,143)	178,829
Cash, beginning of period	179,032	203

CASH, END OF PERIOD	$27,889	$179,032

Supplemental disclosures of cash flow information:
Cash paid for interest	$105,758	$9,920
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Medical Isotope Corporation
Notes to Consolidated Financial Statements
For the years ended December 31, 2016 and 2015

NOTE 1: ORGANIZATION & BASIS OF PRESENTATION

Business Overview

In September of 2006, the Company began operating as Advanced Medical Isotope Corporation (the “Company”).  The Company’s predecessor was incorporated under the laws of the state of Delaware in 1994. The Company has authorized capital of 2,000,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

Our principal place of business is 1021 N Kellogg Street, Kennewick, Washington, 99336. Our telephone number is (509) 736-4000. Our corporate website address is http://www.isotopeworld.com. Our common stock is currently listed for quotation on the OTC Pink Marketplace under the symbol “ADMD.”

The Company is a late stage radiation oncology medical device company engaged in the development of its yttrium-90 based brachytherapy device RadioGel™ for the treatment of non-resectable tumors. A prominent team of radiochemists, scientists and engineers, collaborating with strategic partners, including national laboratories, universities and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

The Company’s current focus is on the development of its RadioGel™ device. RadioGel™ is an injectable particle-gel, for brachytherapy radiation treatment of cancerous tumors in people and animals. RadioGel™ is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small, one micron, yttrium-90 phosphate particles (“Y-90”). Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactively drops to 5% of its original value after ten days.

The Company’s lead brachytherapy products, including RadioGel™, incorporate patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted the Company an exclusive license to patents covering the manufacturing, processing and applications of RadioGel™ (the “Battelle License”). Other intellectual property protection includes proprietary production processes and trademark protection in 17 countries. The Company plans to continue efforts to develop new refinements on the production process, and the product and application hardware, as a basis for future patents.

The Company is currently focusing on obtaining approval from the Food and Drug Administration (“FDA”) to market and sell RadioGel™ as a Class II medical device. The Company first requested FDA approval of RadioGel™ in June 2013, at which time the FDA classified RadioGel™ as a medical device. The Company is currently developing test plans to address issues raised by the FDA in connection with the Company’s previous submissions regarding RadioGel™.The Company intends to request FDA approval to apply for de novo classification of RadioGel™, which would reclassify the device from a Class III device to a Class II device, further simplifying the regulatory path.

In previous FDA submittals, the Company proposed applying RadioGel™ for a very broad range of cancer therapies, referred to as Indication for Use. The FDA has requested that the Company reduce its Indications for Use. To comply with that request, the Company has expanded its Medical Advisory Board (“MAB”) and engaged doctors from respected hospitals who have evaluated the candidate cancer therapies based on three criteria: (1) potential for FDA approval and successful therapy; (2) notable advantage over current therapies; and (3) probability of wide spread acceptance by the medical community.

The MAB selected eighteen applications for RadioGel™, each of which meet the criteria described above. This large number confirms the wide applicability of the device and defines the path for future business growth. The Company intends to apply to the FDA for a single Indication for Use, followed by subsequent applications for additional Indications for Use. The initial application should facilitate each subsequent application, and the testing for many of the subsequent applications could be conducted in parallel, depending on available resources.

The MAB selected the treatment of basal cell and squamous cell skin cancers for the first Indication for Use to be submitted to the FDA. According to the American Cancer Society, one out of every three new cancers diagnosed in the U.S. is a cancerous skin lesion of this type, representing 5.5 million tumors diagnosed annually. The MAB believes RadioGel™ has the potential to be the preferred treatment in a reasonable number of cases in a very large market.

The Company’s, IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market. The Company has engaged four different university veterinarian hospitals to begin using RadioGel™ for treatment of four different cancer types in dogs and cats. Washington State University Veterinary Hospital has tested one cat to demonstrate the procedures and the absence of any significant toxicity effect. The other three centers are expected to begin therapy during the second quarter of 2017 after their internal administrative review process is completed.

These animal therapies will focus on creating labels that describe the procedures in detail as a guide to future veterinarians. The labels will be voluntarily submitted to the FDA for review. They will then be used as data for future FDA applications in the medical sector and as key intellectual property for licensing to private veterinary clinics. In 2018, Dr. Alice Villalobos, the Chair of our Veterinarian Advisory Board, will be the first licensee of these therapies in her private clinic to demonstrate the business model.

The Company anticipates that future profit will be derived from direct sales of RadioGel™ and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has suffered recurring losses and used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations. Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities as well as a series of grants. The Company requires funding of approximately $1.5 million annually to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $5.0 million to $10.0 million to fund: (1) the FDA approval process and initial deployment of the brachytherapy products, and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

Following receipt of required regulatory approvals and financing, in the U.S., the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

In the longer-term, subject to the Company receiving adequate funding, regulatory approval for RadioGel™ and other brachytherapy products, and thereafter being able to successfully commercialize its brachytherapy products, the Company intends to consider resuming research efforts with respect to other products and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses

Based on the Company’s financial history since inception, its auditor has expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company has limited revenue, nominal cash, and has accumulated deficits since inception. If the Company cannot obtain sufficient additional capital, the Company will be required to delay the implementation of its business strategy and may not be able to continue operations.

As of December 31, 2016 the Company has $27,889 cash on hand. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and the Company’s current lease commitments that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

Assuming the Company is successful in the Company’s sales/development effort, it believes that it will be able to raise additional funds through strategic agreements or the sale of the Company’s stock to either current or new stockholders. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Advanced Medical Isotope Corporation and its wholly-owned subsidiary IsoPet Solutions Corporation (“Iso-Pet”). All significant inter-company balances and transactions have been eliminated in consolidation.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these audited consolidated financial statements so as to conform to current period classifications.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consist of finished goods. The Company had no raw materials or work in process. The Company had been carrying inventory consisting of two bottles of O-18 water for a value of $8,475. The Company determined this water was no longer usable and wrote off the $8,475 value as of December 31, 2016.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2016 and December 31, 2015, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at December 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities:
Derivative Liability	324,532	-	-	324,532
Total Liabilities Measured at Fair Value	$324,532	$-	$-	$324,532

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Liability for lack of authorized shares	852,091	-	-	852,091
Derivative Liability	4,235,016	-	-	4,235,016
Total Liabilities Measured at Fair Value	$5,087,107	$-	$-	$5,087,107

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Production equipment:	3 to 7 years
Office equipment:	2 to 5 years
Furniture and fixtures:	2 to 5 years

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

The Company made a $10,000 investment in 2010 for an exclusive license with Battelle Memorial Institute regarding its technology for the production of a Brachytherapy seed. In August 2010 the Company entered into a License Agreement for the Patent Rights in the area of a Brachytherapy seed with a Fast-dissolving Matrix for Optimized Delivery of Radionuclides. This Agreement calls for a $10,000 nonrefundable fee upon execution, a royalty agreement on sales and on funds received from any sublicenses. The $10,000 nonrefundable fee paid upon execution was capitalized as License Fees and is amortized on the straight-line basis over a three-year life. Additionally the Agreement calls for a minimum annual fee.

The Company agreed for a mutual termination of this license effective December 31, 2016 and that the $25,000 minimum annual fee for 2016 due January 2017 would not be owed. The Company was carrying $35,482 in patent costs relating to this license, which was written off as impaired assets during the twelve months ended December 31, 2016. The Company still has a $7,026 balance owed for patent expense accrued during 2016.

Calendar Year	Minimum Royalties per Calendar Year
2010	$-
2011	$-
2012	$2,500
2013	$5,000	(1)
2014	$7,500	(2)
2015	$10,000	(3)
2016 and each calendar year thereafter	$25,000	(4)

(1) Paid February, 2014
(2) Paid February, 2015
(3) Paid February, 2016
(4) No longer owed due to termination of license agreement effective December 31, 2016

The Company made a $5,000 investment in February 2011 for a one-year option agreement to negotiate an exclusive license agreement with Battelle Memorial Institute regarding its patents for the production of RadioGel™.  This option agreement calls for a $5,000 upfront fee for the option, which expired February 2012 and was fully expensed in the twelve months ended December 31, 2011.  Effective March 2012, the Company entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of its patented RadioGel™ technology. This license agreement calls for a $17,500 nonrefundable license fee and a royalty based on a percent of gross sales for licensed products sold; the license agreement also contains a minimum royalty amount to be paid each year starting with 2013.

Calendar Year	Minimum Royalties per Calendar Year
2012	$-
2013	$5,000	(1)
2014	$7,500	(2)
2015	$10,000	(3)
2016	$10,000	(4)

2017 and each calendar year thereafter	$25,000
(1) Paid February, 2014
(2) Paid February, 2015
(3) Paid February, 2016
(4) $5,399 was paid January 2017 and the remaining $4,601 was paid February 2017.

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

Amortization is computed using the straight-line method over the estimated useful live of three years. Amortization of license fees was $0, and $1,339 for the years ended December 31, 2016, and 2015, respectively.

Patents and Intellectual Property

The Company had a total $35,482 of capitalized patents and intellectual property costs at December 31, 2015 for the patent rights in the area of a Brachytherapy seed with a Fast-dissolving Matrix for Optimized Delivery of Radionuclides. Effective December 31, 2016 the Company agreed to terminate this non-utilized patent license for which the $35,482 of capitalized patent and intellectual costs applied and therefore the Company wrote off $35,482 of capitalized costs in the twelve months ending December 31, 2016.

Revenue Recognition

The Company recognized revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue for the fiscal year ended December 31, 2016 and December 31, 2015 consisted of consulting revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

On September 1, 2015, the Company received notification it had been awarded from Washington State University, $42,019 grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”. The Company received $21,010 and $21,009 of the grand award in the twelve months ended December 31, 2016 and 2015, respectively.

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

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2016 and 2015, are as follows:

	December 31, 2016	December 31, 2015
Convertible debt	6,441,644	7,848,421
Preferred stock	37,735,920	16,270,000
Common stock options	2,402,500	51,350
Common stock warrants	3,579,505	6,791,003
Total potential dilutive securities	50,159,569	30,960,774

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

The Company incurred $328,026 and $149,650 research and development costs for the years ended December 31, 2016, and 2015, respectively, all of which were recorded in the Company’s operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. Tradeshow expenses incurred and not expensed as of the years ended December 31, 2016, and 2015 were $0 and $14,800, respectively. During the twelve months ended December 31, 2016 and 2015, the Company incurred $284,138 and $0, respectively, in advertising and marketing costs.

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

There had been an ongoing dispute with the landlord, Rob and Maribeth Myers, regarding the production center rent.  During 2016, the Company reached a Settlement Agreement with regards to this dispute resulting in a payment of $438,830 for rent, interest, and costs.

There is an ongoing dispute with BancLeasing and Washington Trust Bank regarding application of lease payments to the principal loan amount for the linear accelerator, and the Company believed it overpaid by approximately $300,000. In 2016 the Company was awarded in the Superior Court of the State of Washington a total sum of $527,876 against BancLeasing. The Company is pursuing its options for collection of the awarded amount, however there can be no assurance as to any eventual collection.

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

The Company files income tax returns in the U.S. federal jurisdiction, and Delaware.  The Company did not have any tax expense for the years ended December 31, 2016 and 2015.  The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2016 and 2015.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2016 and 2015, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

Reclassifications

Certain prior-year amounts have been reclassified to conform with current year’s presentation.

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Production equipment	$15,182	$1,938,532
Building	-	446,772
Leasehold improvements	-	3,235
Office equipment	14,594	32,769
	29,776	2,421,308
Less accumulated depreciation	(28,303)	(2,416,888)
	$1,473	$4,420

Depreciation expense for the above fixed assets for the years ended December 31, 2016 and 2015, respectively, was $2,947 and $4,332.

During the year ended December 31, 2016, the Company abandoned production equipment, building, leasehold improvements, and office equipment with an original cost totaling $1,016,532 that had been located in the production center. Additionally the Company removed the linear accelerator form the production center and has placed the equipment into storage. The $1,375,000 original cost of the linear accelerator was also written off during the year ended December 31, 2016. All of the equipment written off during the year ended December 31, 2016 had been fully depreciated.

 NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
License Fee	$112,500	$112,500
Less accumulated amortization	(112,500)	(112,500)
	-	-
Patents and intellectual property	-	35,482
	$-	$35,482

Amortization expense for the above intangible assets for the years ended December 31, 2016 and 2015, respectively, was $0 and $1,339.

NOTE 5: DEBT ISSUANCE COSTS

During the years ending December 31, 2016 and 2015, the Company paid $0 and $5,000, respectively, in cash for debt arrangements.

The Company amortizes debt issuance costs on a straight-line basis over the life of the debt arrangements and recognized $0, and $18,917, during the years ending December 31, 2016, and 2015, respectively.

During the twelve months ending December 31, 2016 and 2015 the Company had the following activity in their debt issuance cost account:

Debt issuance costs at December 31, 2014	$13,917
Cash paid as fees for debt arrangements	5,000
Amortization of debt issuance costs	(18,917)
Debt issuance costs at December 31, 2015	-
Cash paid as fees for debt arrangements	-
Amortization of debt issuance costs	-
Debt issuance costs at December 31, 2016	$-

NOTE 6: RELATED PARTY TRANSACTIONS

Related Party Promissory Notes

As of December 31, 2016 and 2015, the Company had the following related party promissory notes outstanding:

	December 31, 2016		December 31, 2015
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
September 2015 $1,055,535 Note, 8% interest, due on demand after March 2017	$-	$-	$1,055,535	27,299
September 2015 $142,415 Note, 10% interest, due May 2016	-	-	142,415	4,669
October 2015 $82,500 Note, 10% interest due October 2016	82,500	10,239	82,500	1,966
February 2016 $50,000 Note, 10% interest, due February 2017	50,000	4,192	-	-
May 2016 $109,695 Note, 10% interest, due July 2017	109,695	7,093	-	-
May 2016 $90,000 Note, 10% interest, due May 2017	90,000	5,425	-	-
Total Convertible Notes Payable, Net	$332,195	$26,949	$1,280,450	$33,934

During the year ending December 31, 2016, the Company received proceeds from new related party promissory notes of $249,695 and recorded conversions of $1,197,950 for related party note principal.

During the year ending December 31, 2015 the Company received proceeds from new related party promissory notes of $224,915. Additionally, in September of 2015 multiple convertible notes were rolled in together for a total new non-convertible promissory note of $1,055,532.

Related Party Convertible Notes Payable

During the year ending December 31, 2016, the Company received proceeds from new related party convertible notes of $473,613 and, at inception, issued 37,906 shares of Series A Convertible Preferred Stock (“Series A Preferred”) as loan fees valued at $29,156. Each of the Company’s related party convertible notes have a conversion rate that is variable, therefore the Company has accounted for such conversion features as derivative instruments (see Note 9). As a result of recording the preferred stock and the derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $473,613 and recorded $1,912,587 in additional interest expense. During the year ending December 31, 2016, the Company recorded amortization of $25,000 on their related party convertible note debt discounts, recorded conversions of $473,613 for related party note principal, and recorded $448,613 of debt discount write-offs for early debt conversion. As a result of all related party convertible notes being converted during the year ending December 31, 2016, the related party convertible notes payable balance was $0 as of December 31, 2016.

During the year ending December 31, 2015, the Company received proceeds from new related party convertible notes of $156,500. Of that $156,500, $113,500 was convertible at a fixed rate and $43,000 was convertible at a variable rate.

The new related party convertible notes of $113,500 were convertible into the Company’s common stock at $0.001 per share. The convertible notes were issued with 43,326 shares of common stock (see Note 11), therefore the Company recorded debt discounts at inception of $4,896 to allocate the convertible note proceeds to the common stock. In September of 2015, the $113,500 of new convertible notes were rolled in together with multiple other notes for a total new promissory note of $1,055,532 which was not convertible. The $4,896 of debt discounts were fully amortized prior to the convertible notes being rolled into the promissory note.

The new related party convertible notes of $43,000 were issued with 3,440 shares of Series A preferred stock as loan fees valued at $17,401 (see Note 11). Each of these related party convertible notes have a conversion rate that is variable, therefore the Company has accounted for such conversion features as derivative instruments (see Note 9). As a result of recording the preferred stock and the derivative liabilities at note inception, the Company increased the debt discount recorded on these convertible notes by $43,000 and recorded $17,401 in additional interest expense. During the year ending December 31, 2016 the Company recorded amortization of $43,000 on these related party convertible note debt discounts and recorded conversions of $43,000 for related party note principal.

During the year ending December 31, 2015 the Company recorded additional conversions of $3,638,566 of note principal and amortization of $6,328 of debt discounts for related party convertible notes that had been outstanding as of December 31, 2014.

As a result of all related party convertible notes being rolled into a non-convertible promissory note or converted during the year ending December 31, 2015 the related party convertible notes payable balance was $0 as of December 31, 2015.

Preferred Shares Issued to Officers

During 2016, the Company issued 10,000 shares of its Series A Preferred to its CFO, representing $54,152, for services (see Note 11).

During 2015, the Company issued the CEO and CFO a combined total of 175,000 shares of Series A Preferred in exchange for a combined total of $262,500 of accrued and unpaid wages (see Note 11).

Rent Expenses

On July 17, 2007, the Company entered into a five-year lease for its production center from a less than 5% shareholder. Subsequent to July 31, 2012, the Company was renting this space on a month-to-month basis at $11,904 per month. Effective January 1, 2015, the Company’s lease was terminated. There has been an ongoing dispute with the landlord, Rob and Maribeth Myers, regarding the production center rent.  During 2016, the Company reached a Settlement Agreement with regards to this dispute resulting in a payment of $438,830 for rent, interest, and costs.

The Company rents office space from a significant shareholder and director of the Company on a month-to-month basis with a monthly payment of $1,500.

Rental expense for the years ended December 31, 2016 and 2015 consisted of the following:

	Year ended December 31, 2016	Year ended December 31, 2015
Office and warehouse space	$40,000	$155,306
Corporate office	18,000	18,000
Total Rental Expense	$58,000	$173,306

NOTE 7: CAPITAL LEASE OBLIGATIONS

During September 2007, the Company obtained two master lease agreements for $1,875,000 and $631,000, with interest on both leases accruing at 8.6% annually, secured by equipment and personal guarantee of two of the major stockholders. These long-term agreements shall be deemed capital lease obligations for purposes of financial statement reporting. The purpose of the lease is to acquire a Pulsar 10.5 PET Isotope Production System plus ancillary equipment.

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

The lease requires the Company to maintain a minimum debt service coverage ratio of 1:1 measured at fiscal year-end. Non-compliance with this provision shall constitute a default and guarantors must contribute capital sufficient to fund any deficit in the debt service coverage ratio.

The Company fully paid this capital lease obligations during the twelve months ending December 31, 2015; however there is an ongoing dispute with the lessor as the Company believes it has overpaid its lease obligations.

NOTE 8: CONVERTIBLE NOTES PAYABLE

As of December 31, 2016 and 2015, the Company had the following convertible notes outstanding:

	December 31, 2016		December 31, 2015
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$95,000	$50,365	$165,000	69,712
January 2014 $50,000 Note convertible into common stock at a variable conversion price, 8% interest, due January 2015	-	-	50,000	7,682
January 2014 $55,500 Note convertible into common stock at a variable conversion price, 10% interest, due October 2014	-	-	10,990	5,457
February 2014 $46,080 Note convertible into common stock at a variable conversion price, 10% interest, due February 2015	-	-	-	2,358
February 2014 $27,800 Note convertible into common stock at a variable conversion price, 10% one-time interest, due February 2015	-	-	20,000	-
March 2014 $50,000 Note convertible into common stock at a variable conversion price, 10% interest, due March 2015	-	-	36,961	6,572
March 2014 $165,000 Note convertible into common stock at a variable conversion price, 10% interest, due April 2015	-	-	61,301	24,109
April 2014 $32,000 Note convertible into common stock at a variable conversion price, 10% interest, due April 2015	-	-	22,042	3,034
April 2014 $46,080 Note convertible into common stock at a variable conversion price, 10% interest due April 2015	-	-	5,419	4,608
May 2014 $55,000 Note convertible into common stock at a variable conversion price, 12% interest, due May 2015	-	-	25,000	1,836
June 2014 $28,800 Note convertible into common stock at a variable conversion price, 10% interest due June 2015	-	-	28,800	2,880
June 2014 $40,000 Note convertible into common stock at a variable conversion price, 10% interest, due June 2015	-	-	40,000	6,049
June 2014 $40,000 Note convertible into common stock at a variable conversion price, 10% interest, due June 2015	-	-	38,689	5,851
June 2014 $56,092 Note convertible into common stock at a variable conversion price, 16% interest, due July 2015	-	-	56,092	13,462
July 2014 $37,500 Note convertible into common stock at a variable conversion price, 12% interest, due July 2015	-	-	37,015	6,377
August 2014 $36,750 Note convertible into common stock at a variable conversion price, 10% interest, due April 2015	-	-	36,750	5,538
August 2014 $33,500 Note convertible into common stock at a variable conversion price, 4% interest, due February 2015	-	-	33,500	-
September 2014 $37,500 Note convertible into common stock at a variable conversion price, 12% interest, due September 2015	-	-	36,263	5,576
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	18,264
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	52,087	2,519
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	-
November 2016 $979,162 Notes convertible into common stock at a variable conversion price, 10% interest, due May 2017, net of debt discounts of $540,720 and $0, respectively	438,442	12,397	-	-
Penalties on notes in default	11,066	-	1,032,475	-
Total Convertible Notes Payable, Net	$544,508	$86,752	$1,788,384	$191,884

During the year ending December 31, 2016, the Company received proceeds from new convertible notes of $1,273,534, obtained advances from shareholders of $127,533 that were reclassified into convertible notes payable, and reclassified $455,150 of accrued interest into convertible notes payable. The Company recorded original issue discounts and loan fees on new convertible notes of $193,831 and $6,000, respectively, which also increased the debt discounts recorded on the convertible notes. The Company recorded $419,055 of payments on their convertible notes, conversions of $1,444,950 of convertible note principal, a total gain on settlement of $1,456,113 representing the write-off of convertible note principal, and $814,625 of debt discount write-offs for early debt conversion or extinguishment. Each of the Company’s convertible notes have a conversion rate that is variable. The Company therefore has accounted for such conversion features as derivative instruments (see Note 9). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $809,835 during the year ending December 31, 2016. The Company also recorded amortization of $579,042 on their convertible note debt discounts. Lastly, the Company issued 347,400 shares of Series A Preferred as loan fees with their new convertible notes. The Company therefore increased their convertible note debt discount by $363,807, which represented the portion of the convertible note proceeds that were allocated to preferred stock.

During the year ending December 31, 2015, the Company received proceeds from new convertible notes of $1,285,000, recorded default penalties on new convertible notes of $116,521, and recorded original issue discounts of $5,000, which also increased the debt discounts recorded on the convertible notes. The Company recorded $255,000 of payments on their convertible notes conversions of $584,700 of convertible note principal, a total loss on settlement of $967,038 representing the write-off of convertible note principal, and $3,035 of debt discount write-offs for early debt conversion or extinguishment. Each of the Company’s convertible notes have a conversion rate that is variable. The Company therefore has accounted for such conversion features as derivative instruments (see Note 9). As a result of recording derivative liabilities at note inception, the Company has increased the debt discount recorded on their convertible notes by $1,285,000 during the year ending December 31, 2015. The Company also recorded amortization of $1,031,443 on their convertible note debt discounts.

NOTE 9: DERIVATIVE LIABILITY

During the years ending December 31, 2016 and 2015, the Company had the following activity in their derivative liability account:

	Warrants	Conversion Feature	Total
Derivative Liability at December 31, 2014	1,263,929	10,238,451	11,502.380
Derivative Liability Recorded on New Instruments	-	698,705	698,705
Elimination of Liability on Conversion	-	(79,044)	(79,044)
Change in Fair Value	(549,528)	(7,337,497)	(7,887,025)
Derivative Liability at December 31, 2015	714,401	3,520,615	4,235,016
Derivative Liability Recorded on New Instruments	-	6,150,026	6,150,026
Elimination of Liability on Conversion	(1,266,795)	(10,381,138)	(11,647,933)
(Gain) on Settlement of Debt	-	(656,930)	(656,930)
Change in Fair Value	552,452	1,691,901	(2,244,353)
Derivative Liability at December 31, 2016	58	324,474	324,532

The Company uses the Black-Scholes pricing model to estimate fair value for those instruments convertible into common stock at inception, at conversion date, and at each reporting date.  During the year ending December 31, 2016, and 2015, the Company used the following assumptions in their Black-Scholes model:

	December 31, 2016		December 31, 2015
	Warrants	Conversion Feature	Warrants	Conversion Feature
Risk-free interest rate	0.46% - 1.38%	0.12% - 0.85%	0.65% - 1.31%	0.02% - 0.25%
Expected life in years	0.53 - 4.08	0.01 - 1.00	0.70 - 4.00	0.07 - 0.94
Dividend yield	0%	0%	0%	0%
Expected volatility	156.29% - 273.70%	115.46% - 239.93%	197.83% - 263.33%	279.01% - 555.60%

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

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryover	$8,854,900	$8,007,900
Depreciation	-	247,900
Related party accrual	179,400	113,400
Capital Loss Carryover	5,500	5,500
Deferred tax liabilities
Depreciation	(197,200)	-
Valuation allowance	(8,842,600)	(8,374,700)
Net deferred tax asset	$-	$-
Net deferred tax asset$	-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	December 31, 2016	December 31, 2015
Book income (loss)	$(3,350,700)	$2,119,100
Grant income	(7,100)	(7,100)
Depreciation	(25,300)	(41,500)
Intangible asset impairment	12,100	-
Related party accrual	65,900	(516,100)
Meals and entertainment	1,600	1,600
Stock for services	341,300	113,900
Options expense	229,600	9,700
Non-cash interest expense	1,976,300	581,500
Other non-deductable expenses	(90,600)	(3,112,100)
Valuation allowance	846,900	851,000
Income tax expense	$-	$-

At December 31, 2016, the Company had net operating loss carryforwards of approximately $26,043,700 that may be offset against future taxable income from the year 2017 through 2036.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit, which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is located in the state of Washington and Washington state does not require the filing of income taxes. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

NOTE 11: STOCKHOLDERS’ EQUITY

As of December 31, 2016 and 2015, the Company has 20,000,000 shares of Series A Preferred authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, to establish the number of shares in each series, and to determine the designations, preferences and rights through a resolution of the Board of Directors.

Effective June of 2015, the Board of Directors designated the Series A Preferred as a new series of preferred stock. As of December 31, 2016 and 2015, the Company has 5,000,000 shares of Series A Preferred authorized, with a par value of $0.001, and as of December 31, 2016 and 2015, the Company has 3,773,592 and 1,627,000 shares issued and outstanding, respectively. Each Series A Preferred share is convertible into shares of the Company’s common stock at a conversion price of $0.50 per share, subject to adjustment. Each holder of Series A Preferred is entitled to the equivalent of five votes for every conversion share, where the conversion shares are the number of common stock the Series A Preferred would be convertible into. The holders of the Series A Preferred have a liquidation preference equal to $5.00 per share.

The Company has 2,000,000,000 shares of common stock authorized, with a par value of $0.001, and as of December 31, 2016 and 2015, the Company has 31,743,797 and 19,969,341 shares issued and outstanding, respectively.

As of December 31, 2015, there was an insufficient amount of the Company’s authorized common stock to satisfy the potential number of shares that would be required to satisfy the outstanding options, warrants and convertible debt into common stock. As a result, the Company recorded a liability in the amount of $852,091, offset by $852,091 of equity for the year ending December 31, 2015. Effective October 2016, the Company filed a Certificate of Amendment to perform a 1:100 reverse stock split which eliminated the shortage of sufficient authorized common shares. Additionally, the Company removed the $852,091 liability for lack of authorized shares and increased paid in capital. The Company’s financial statements have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Common Stock Issued for the Exercise of Options and Warrants

During 2015, the Company issued 1,995,000 shares of common stock for cashless warrants exercise.

During 2016, the Company issued 30,644 shares of common stock for cashless warrants exercise.

Common Stock Issued for Loan Fees on Convertible Debt

During the year ending December 31, 2016, the Company did not issue any common stock for loan fees.

During the year ending December 31, 2015, the Company issued 43,326 shares of common stock for loan fees when entering into related party convertible notes. The shares were valued at $6,387, of which $4,896 was allocated to a debt discount (see Note 6) and $1,491 was recorded as interest expense.

Common Stock Issued for Settlement and Conversion of Debt

During 2016, the Company issued 563,523 shares of common stock in conjunction with the settlement of convertible debt that was paid in cash. The shares were valued at $70,863 and were recognized as a loss on the settlement of debt.

During 2015, the Company issued 920,516 shares of common stock valued at $109,812 in exchange for convertible debt raised in 2014 resulting in a reduction in debt of $31,721, a reduction in derivative liability of $79,044, with an offset of $3,035 to debt discount and a $2,083 gain on extinguishment of debt.

Common Stock Issued for Conversion of Preferred Stock

During 2016, the Company issued 11,180,289 shares of common stock valued at $1,590,801 in exchange for 1,118,024 shares of Series A Preferred valued at $4,828,204, resulting in an increase in retained earnings of $3,237,403.

 Common Stock Options

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2014	87,850	$9.00-15.00	3.42 years	$-	$14.00

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(36,500)	$9.00-21.00	-		$12.00

Balance at December 31, 2015	51,350	$12.00-15.00	7.12 years	$-	$15.00

Options granted	2,370,000	$0.50-1.00	-		$0.62
Options exercised	-	$-	-		$-
Options expired	(18,850)	$0.12-0.15	-		$14.84

Balance at December 31, 2016	2,402,500	$0.50-15	4.05 years	$-	$0.81

Exercisable at December 31, 2016	1,939,062	$0.50-15	3.95 years	$-	$0.88

During the year ending December 31, 2016 and 2015, the Company recognized $675,324 and $80,635, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

 The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2014	23,107,701	$0.01-25	2.86 years	$-	$1

Warrants granted	312,500	$0.10-0.15	2.94 years		$0.13
Warrants exercised	(2,856,041)	$0.30	-		$0.30
Warrants adjusted (1)	(13,601,951)	$0.10-0.15	-		0.01
Warrants expired/cancelled	(158,706)	$6.00-25.00	-		$8.76

Balance at December 31, 2015	6,803,503	$0.1-10	1.90 years	$2,052,699	$0.81

Warrants granted	233,334	$0.40	1.71 years		$0.34
Warrants exercised	(202,500)	$0.10	-		$0.10
Warrants expired/cancelled	(3,254,832)	$0.01-6.00	-		$0.13

Balance at December 31, 2016	3,579,505	$0.01-10	0.52 years	$749	$4.45

Exercisable at December 31, 2016	3,579,505	$0.01-10	0.52 years	$749	$4.45

(1)
Based upon Delaware law and on the terms and conditions set forth in the applicable warrant agreement, any adjustments to the warrants were limited to a floor price of $0.001. Pursuant to the defective warrant exercise notice using an exercise price below $0.001, the Company issued at total of 1,473,777 shares of common stock to the warrant holders, which the Company believes are voidable, and also recorded 16,009,450 warrants outstanding to the holder on the Company’s financial statements for the year ended December 31, 2014, and for the periods ending March 31 and June 30, 2015.  Management believes that the warrants were recorded in error during the periods presented, and has recorded the revised number of warrants outstanding at September 30, 2015 at 2,407,500, which reflects the number of shares of common stock purchase warrants outstanding and exercisable under the terms of the warrants at an exercise price of $0.001 per share. This net adjustment of 13,601,951 warrants has been reflected in the schedule for the twelve months ending December 31, 2015. The Company reached a Settlement Agreement in 2016 with this warrant holder to cancel all the remaining 2,407,500 warrants in exchange for 50,000 shares of Series A Preferred.

During the year ending December 31, 2016 and 2015, the Company recognized $595,175 and $0, respectively, worth of expense related to warrants granted for services.

Preferred Stock Issued for Cash

During 2016, the Company issued 46,666 shares of Series A Preferred for $70,000 cash.

Preferred Stock Issued for Exercise of Warrants

During 2016, the Company issued 250,000 shares of Series A Preferred for $250 for the exercise of warrants.

Preferred Stock Issued for Warrants Surrendered

During 2016, the Company issued 62,854 shares of Series A Preferred, representing $407,973, in exchange for the surrender of 2,407,500 warrants. This resulted in the Company writing off $1,179,710 worth of derivative liabilities and recognizing a gain on debt extinguishment of $771,737.

Preferred Stock Issued for Services

During 2016, the Company issued 218,000 shares of its Series A Preferred, representing $942,644, for services valued at $949,661, therefore recognizing $7,018 of a gain on settlement of debt. During 2016, the Company issued 10,000 shares of its Series A Preferred to its CFO, representing $54,152, for services (see Note 6).

During 2015, the Company issued 100,000 shares of its Series A Preferred, representing $334,880, for services.

Preferred Stock Issued for Loan Fees

During 2016, the Company issued 30,000 shares of its Series A Preferred, valued at $162,456, as a finders fee and issued 37,906 shares of its Series A Preferred, valued at $29,156 (see Note 6), as loan fees on related party convertible notes. The Company also issued 347,400 shares of its Series A Preferred, valued at $363,807, as loan fees on convertible notes recorded as debt discount (see Note 8), and issued 47,840 shares of its Series A Preferred, valued at $39,904, as loan fees on convertible notes recorded as derivative liabilities.

During 2015, the Company issued 133,833 shares of its Series A Preferred, valued at $527,325, as loan fees on convertible notes and issued 3,440 shares of its Series A Preferred, valued at $17,401 (see Note 6), as loan fees on related party convertible notes.

Preferred Stock Issued for Debt Extinguishment

During 2016, the Company issued 215,961 shares of Series A Preferred, valued at $1,401,760, in exchange for $1,197,950 of related party debt, and $59,671 of accrued interest (see Note 6). This resulted in the Company recognizing $144,139 as a loss on debt extinguishment.

During 2016, the Company issued 473,830 shares of Series A Preferred, valued at $2,330,876, in exchange for $473,613 of related party convertible debt, and $0 of accrued interest (see Note 6). This resulted in the Company writing off $2,330,154 in derivative liabilities, $448,613 in debt discounts, and recognizing $24,278 as a gain on debt extinguishment.

During 2016, the Company issued 1,460,600 shares of Series A Preferred, valued at $8,552,746 in exchange for $1,444,950 of convertible debt, and $50,711 of accrued interest (see Note 8). This resulted in the Company writing off $8,138,070 in derivative liabilities, $814,625 in debt discounts, and recognizing $266,358 as a gain on debt extinguishment.

In September 2015, the Company issued 148,310 shares of Series A Preferred in exchange for $1,414,100 of related party debt plus $810,538 of accrued interest and 207,620 shares of Series A preferred stock in exchange for $2,224,466 of related party debt plus $889,838 of accrued interest, to the major shareholder and director of the Company (see Note 6).

In September 2015, the Company issued 43,000 shares of Series A Preferred in exchange for $43,000 of related party convertible debt raised during 2015 (see Note 6).

In November and December 2015, the Company issued 99,000 shares of Series A Preferred in exchange for $22,700 of convertible debt, $9,812 of accrued interest, and extension of a due date for a payment on a debt settled. In September 2015 the Company issued 552,000 shares of Series A Preferred in exchange for $552,000 of convertible debt raised during 2015. In October 2015 the Company issued 10,000 shares of Series A Preferred in exchange for $10,000 of convertible debt raised during 2015 (see Note 8).

Preferred Stock Issued for Accounts Payable and Accrued Liabilities

In December 2015, the Company issued 100,000 and 75,000 shares of Series A Preferred to the CEO and CFO, in exchange for $150,000 and $112,500, respectively, of accrued payroll (see Note 6). In December 2015, the Company issued 246,797 shares of Series A Preferred in exchange for $370,197 of accounts payable.

NOTE 12: CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company had one customer that represented 100% of the Company’s total revenues for each of the years ended December 31, 2016 and 2015. The customer that represented 100% of the Company’s total revenue for the years ended December 31, 2016 and 2015, and accounted for 100% of the consulting revenue for that year. The Company had no net accounts receivable balance at December 31, 2016 and 2015.

The loss of a significant customer representing the percentage of total revenue as represented for the years ended December 31, 2016 and 2015 would have a temporary adverse effect on the Company’s revenue, which would continue until the Company located new customers to replace them.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. As of December 31, 2016 and 2015, the Company had no allowance or bad debt expense recorded.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2016, the Company had the following non-cash investing and financing activities:

-
Issued 30,644 shares of common stock valued at $0 for the issuance of cashless warrants.
-
Decreased related party notes by $1,197,950, decrease related party convertible notes by $473,613, offset by a decrease $448,613 in debt discount decreased convertible notes payable by $1,444,950, offset by a decrease $814,624 in debt discount, decreased accrued interest by $110,382, decreased derivative liabilities by $10,468,224, and increased Series A Preferred by $12,431,882 due to 2,150,391 shares issued in conjunction with the settlement of convertible notes.
-
Increased convertible notes payable and decreased accrued interest by $455,150 for the reclassification of accrued interest to principal.
-
Issued 62,854 shares of Series A Preferred, valued at $407,973, which decreased derivative liabilities by $1,179,710 and for which a gain on debt extinguishment was recorded for $771,737.
-
Increased derivative liabilities for $1,283,448 to record a debt discount on related party convertible notes of $473,613 and a debt discount on convertible notes of $809,835.
-
Increased paid in capital and decreased liability for lack of authorized shares for $852,092.
-
Increased convertible notes payable and decreased loan from shareholder by $127,533 to roll proceeds from shareholder advances to a formal convertible note payable.
-
Issued 433,146 shares of Series A Preferred, valued at $432,866, for loan fees that increased the convertible note debt discount by $363,807 and increased derivative liabilities by $69,059.
-
Issued 11,180,289 shares of common stock valued at $1,590,801 in exchange for 1,118,024 shares of Series A Preferred valued at $4,828,204, resulting in an increase in retained earnings of $3,237,403.

During the year ended December 31, 2015, the Company had the following non-cash investing and financing activities:

-
Issued 1,995,000 shares of common stock valued at $0 for the issuance of cashless warrants.
-
Issued 43,326 shares of common stock as loan fees on convertible debt.
-
Issued 108,833 shares of preferred stock as loan fees on convertible debt.
-
Issued 920,516 shares of common stock for an extinguishment of $31,721 worth of principal on convertible notes payable $0 worth of accrued interest, $79,044 worth of derivative liabilities and $3,035 worth of debt discount.
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

NOTE 14: SUBSEQUENT EVENTS

In January, February and through March 6, 2017, the Company issued 5,517,900 shares of common stock for 531,790 shares of Series A Preferred.

In February 2017, the Company issued 280,000 shares of common stock shares in exchange for $140,000 of accounts payable.

In March 2017, the Company received $25,000 as a shareholder loan.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.