Form 10-Q
period 2017-03-31
ADVANCED MEDICAL ISOTOPE Corp
filed 2017-05-15
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2017
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-53497

ADVANCED MEDICAL ISOTOPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

719 Jadwin Avenue,

Richland, WA 99352

(Address of principal executive offices, Zip Code)

(509) 736-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 10, 2017, there were 44,712,897 shares of the registrant’s Common outstanding and 3,460,112 shares of the registrant’s Series A Convertible Preferred Stock outstanding.

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	3

	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2017 (unaudited) and the Three Months ended March 31, 2016 (unaudited)	4

	Consolidated Statements of Cash Flow for the Three Months ended March 31, 2017 (unaudited) and the Three Months ended March 31, 2016 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

SIGNATURES		21

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements.

Advanced Medical Isotope Corporation

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$23,700	$27,889
Prepaid expenses	-	11,990
Total current assets	23,700	39,879

Fixed assets, net of accumulated depreciation	733	1,473

Other assets:
Deposits	644	644
Total other assets	644	644

Total assets	$25,077	$41,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$958,588	$1,137,086
Related party accounts payable	190,763	109,718
Accrued interest payable	91,151	114,755
Payroll liabilities payable	442,078	499,502
Convertible notes payable, net	1,071,204	544,508
Derivative liability	89,464	324,532
Related party promissory note	383,771	332,195
Total current liabilities	3,227,019	3,062,296

Total liabilities	3,227,019	3,062,296

Commitments and contingencies

Mezzanine Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized Series A preferred stock, $.001 par value, 5,000,000 shares authorized; 2,964,702 and 3,773,592 shares issued and outstanding, respectively	11,744,233	14,144,571
Total mezzanine equity	11,744,233	14,144,571

Stockholders’ equity (deficit):
Common stock, $.001 par value; 2,000,000,000 shares authorized; 41,967,897 and 31,743,797 shares issued and outstanding, respectively	41,968	31,744
Paid in capital	43,298,063	40,672,825
Accumulated deficit	(58,286,206)	(57,869,440)
Total stockholders’ equity (deficit)	(14,946,175)	(17,164,871)

Total liabilities and stockholders’ equity (deficit)	$25,077	$41,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Medical Isotope Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2017	2016

Revenues	$4,054	$4,054

Operating expenses
Sales and marketing expenses	25,998	11,836
Depreciation and amortization	740	738
Professional fees	134,604	70,969
Stock options granted	28,240	-
Payroll expenses	104,780	165,000
General and administrative expenses	74,407	438,042
Total operating expenses	368,769	686,585

Operating loss	(364,715)	(682,531)

Non-operating income (expense)
Interest expense	(527,951)	(49,209)
Net gain on sale of assets	2,800	-
Net gain (loss) on settlement of debt	-	65,837
Net gain (loss) on debt extinguishment	147,710	-
Net gain (loss) on derivative liability	325,390	(5,139,998)
Non-operating income (expense), net	(52,051)	(5,123,370)

Income (Loss) before Income Taxes	(416,766)	(5,805,901)

Income Tax Provision	-	-

Net Income (Loss)	$(416,766)	$(5,805,901)

Basic and Diluted Income (Loss) per Common Share	$(0.0110)	$(0.0029)

Weighted average common shares outstanding	38,021,103	19,969,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Medical Isotope Corporation

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(416,766)	$(5,805,901)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation of fixed assets	740	738
Amortization of licenses and intangible assets	-	-
Amortization of convertible debt discount	462,928	299,773
Gain on sale of assets	(2,800)	-
Preferred and common stock issued for loan fees		300,494
Stock options and warrants issued for services	28,240	-
Gain (loss) on derivative liability	(325,390)	5,139,998
Loss on settlement of debt	(147,711)	(65,837)
Penalties on notes payable	-	(332,274)
Changes in operating assets and liabilities:
Prepaid expenses	11,990	5,411
Accounts payable	109,110	(170,241)
Payroll liabilities	(57,424)	73,274
Accrued interest	61,425	(18,290)
Net cash used by operating activities	(275,658)	(572,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets	2,800	-
Net cash from investing activities	2,800	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	137,000	-
Proceeds from convertible debt	131,669	641,760
Net cash provided by financing activities	268,669	641,760

Net increase in cash	(4,189)	68,905
Cash, beginning of period	27,889	179,032

CASH, END OF PERIOD	$23,700	$247,937

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$9,920
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Medical Isotope Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2017 and should be read in conjunction with the Company’s form 10-K for the year ended December 31, 2016.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2017 and December 31, 2016, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at March 31, 2017 and December 31, 2016:

March 31, 2017

	Total	Level 1		Level 2		Level 3
Liabilities:
Derivative Liability	$89,464	$		$		$89,464
Total Liabilities Measured at Fair Value	$89,464		$-		$-	$89,464
December 31, 2016

	Total		Level 1		Level 2	Level 3
Liabilities:
Derivative Liability	$324,532	$		$		$324,532
Total Liabilities Measured at Fair Value	$324,532		$-		$-	$324,532

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

The Company anticipates a requirement of $1.5 million in funds over the next twelve months to maintain current operation activities. The Company may also require up to approximately $1.5 million to retire outstanding debt and past due payables. As of March 31, 2017 the Company has certain convertible promissory notes totaling approximately $45,000 that are currently due and payable (“Outstanding Notes”).

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

As of March 31, 2017, the Company has $23,700 cash on hand. There are currently commitments to vendors for products and services purchased, accrued compensation expenses and the Company’s current lease commitments that in the absence of additional capital would result in a liquidation of the Company. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Production equipment	$15,182	$1,938,532
Office equipment	14,593	32,769
	29,775	1,971,301
Less accumulated depreciation	(29,042)	(1,969,828)
	$733	$1,473

Depreciation expense for the above fixed assets for the three months ended March 31, 2017 and 2016, respectively, was $740 and $738.

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
License Fee	$-	$112,500
Less accumulated amortization	-	(112,500)

Patents and intellectual property	-	-
Intangible assets net of accumulated amortization	$-	$-

Amortization expense for the above intangible assets for the three months ended March 31, 2017 and 2016, respectively, was $0 and $0.

NOTE 5: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

The Company, in March 2017, combined the outstanding notes, along with $51,576 of accrued interest payable, owed to a director and major stockholder into one promissory note. As of March 31, 2017 and December 31, 2016 the balance of this related party promissory note was $383,771 and $332,195, respectively.

Rent Expenses

The Company rents office space from a significant shareholder and director of the Company on a month to month basis with a monthly payment of $1,500.

Rental expense for the three months ended March 31, 2017 and 2016 consisted of the following and is recorded in general and administrative expense:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Office and warehouse space	$-	$-
Corporate office	4,500	4,500
Total Rental Expense	$4,500	$4,500

NOTE 6: CONVERTIBLE NOTES PAYABLE

As of March 31, 2017 and December 31, 2016 the Company had the following convertible notes outstanding:

	March 31, 2017		December 31, 2016
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$25,161	$95,000	50,365
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
November 2016 $979,162 Notes convertible into common stock at a variable conversion price, 10% interest, due May 2017, net of debt discounts of $156,788 and $540,720, respectively	822,374	36,547	438,442	12,397
January and March 2017 $335,838 Notes convertible into common stock at a variable conversion price, 10% interest, due May 2017, net of debt discounts of $142,918 and $0, respectively	192,920	4,090	-	-
Penalties on notes in default	10,910	-	11,066	-
Total Convertible Notes Payable, Net	$1,071,204	$89,788	$544,508	$86,752

During the three months ending March 31, 2017, the Company received proceeds from new convertible notes of $131,669 and obtained advances from shareholders of $137,000 that were reclassified into convertible notes payable. The Company recorded original issue discounts on new convertible notes of $67,169, which also increased the debt discounts recorded on the convertible notes. The Company recorded $50,000 of payments on their convertible notes and a total gain on settlement of $5,831 representing the write-off of convertible note principal. Each of the Company’s convertible notes have a conversion rate that is variable. The Company therefore has accounted for such conversion features as derivative instruments (see Note 9). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $90,322 during the three months ending March 31, 2017. The Company also recorded amortization of $462,928 on their convertible note debt discounts. Lastly, the Company issued 49,320 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) as loan fees with their new convertible notes. The Company therefore increased their convertible note debt discount by $64,424, which represented the portion of the convertible note proceeds that were allocated to preferred stock.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2016	2,402,500	$0.50-15	4.05 years	$-	$0.81

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	-	$-	-		$-

Balance at March 31, 2017	2,402,500	$0.50-15	3.81 years	$-	$0.81

Exercisable at March 31, 2017	2,016,733	$0.50-15	3.73 years	$-	$0.86

During the three months ended March 31, 2017 the Company recognized $28,240 worth of stock based compensation related to the vesting of its stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2016	3,579,505	$0.10-10	0.52 years	$749	$4.45

Warrants granted	-	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	(15,000)	$-	-		$2.07

Balance at March 31, 2017	3,564,505	$0.40-10	0.28 years	$-	$4.46

Exercisable at March 31, 2017	3,564,505	$0.40-10	0.28 years	$-	$4.46

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

During the three months ending March 31, 2017 the Company issued 762,000 shares of its common stock valued at $99,060 for the settlement of debt, 280,000 shares of its common stock valued at $43,400 for accounts payable, and 9,182,100 shares of its common stock valued at $2,464,762 for conversions of 858,210 shares of Series A Preferred.

Preferred Stock

During the three months ending March 31, 2017 the Company issued 49,320 shares of Series A Preferred valued at $64,424 as loan fees on convertible promissory notes.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ending March 31, 2017 the Company had the following non-cash investing and financing activities:

●	Increased convertible notes payable by $5,675, increased related party notes payable by $51,576, and decreased accrued interest by $57,251 for the reclassification of accrued interest to principal.

●	Increased derivative liabilities for $90,322 to record a debt discount on convertible notes payable.

●	Increased convertible notes payable and decreased loan from shareholder by $137,000 to roll proceeds from shareholder advances to a formal convertible note payable.

●	Issued 49,320 shares of Series A preferred stock for loan fees that increased the convertible note debt discount by $64,424.

●	Issued 9,182,100 shares of common stock in exchange for 858,210 shares of Series A Preferred decreasing preferred stock by $2,464,762, increasing common stock by $9,182, and increasing paid in capital by $2,455,580.

●	Issued 280,000 shares of common stock valued at $43,400 for the reduction of $140,000 of accounts payable, recording $96,600 as a gain on extinguishment of debt.

●	Issued 762,000 shares of common stock valued at $99,060 for the reduction of $50,000 of convertible notes payable and $27,778 of accrued interest, recording $21,282 as a gain on extinguishment of debt.

NOTE 10: SUBSEQUENT EVENTS

In April 2017 the Company received $43,750 in exchange for 10% convertible promissory notes due October 13, 2017. The Company issued 12,600 Series A Preferred as a loan fee on this note.

In April 2017 the Company settled $86,767 of accounts payable in exchange for 825,000 of common stock.

In April of 2017, the Company filed a Certificate of Merger with the Delaware Division of Corporations in order to merge the Company’s wholly-owned subsidiary, IsoPet Solutions Corporation, with and into the Company.

On May 15, 2017 the Company completed the issuance of $2,194,443 7.5% Senior Secured Convertible Debentures (the "Debentures"), consisting of a principal amount of $1,755,554 and $438,889 of original issue discounts, and a maturity date of May 15, 2018. These Debentures were issued in exchange for 10% Convertible promissory notes with an aggregate prepayment amount of $1,755,554 that were maturing on various dates in May 2017 through October 2017. Of these Debentures $820,419 have a $0.12 conversion rate, $210,313 have a $0.13 conversion rate, and $1,163,711 have a $0.20 conversion rate. In conjunction with the transaction the Company issued 445,861 Series A Preferred as loan fees.

On May 15, 2017 the Company issued Debentures in the aggregate principal amount of $1,179,581, with $235,916 in original issue discounts, resulting in gross proceeds of $943,664.39 to the Company. Each of these Debentures has a conversion rate of $0.20. The Company issued 235,917 of Series A Preferred as loan fees on these Debentures.

In April and May, 2017, the Company issued 1,920,000 shares of common stock for 192,000 shares of Series A Preferred.

Subsequent to the reporting period, in support of the Company’s efforts to focus resources on the development and commercialization of its yttrium-90 brachytherapy products, the Company permanently closed its Production Facility located in Kennewick Washington. The key piece of equipment, the Company’s linear accelerator, is currently being marketed for sale.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that, except as disclosed herein, there are no additional subsequent events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for statements of historical fact, certain information described in this Form 10-Q report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Advanced Medical Isotope Corporation believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Form 10-Q report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s previously filed Form 10-K, as well as other cautionary language in this Form 10-Q report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

General Statement of Business

Advanced Medical Isotope Corporation (the “Company,” “AMI” or “we”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation. AMI has authorized capital of 2,000,000,000 shares of Common Stock, $0.001 par value per share and 20,000,000 shares of Preferred Stock, $0.001 par value per share. Our common stock is quoted on the OTC PINK Marketplace under the symbol, “ADMD”.

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

The Company’s lead brachytherapy product, including RadioGel™, incorporates patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted the Company an exclusive license to patents covering the manufacturing, processing and applications of RadioGel™ (the “Battelle License”). Other intellectual property protection includes proprietary production processes and trademark protection in 17 countries. The Company plans to continue efforts to develop new refinements on the production process, and the product and application hardware, as a basis for future patents.

The Company is currently focusing on obtaining approval from the Food and Drug Administration (“FDA”) to market and sell RadioGel™ as a Class II medical device. The Company first requested FDA approval of RadioGel™ in June 2013, at which time the FDA classified RadioGel™ as a medical device. The Company then followed with a 510(k) submission which the FDA responded, in turn, with a request for a physician letter of substantial equivalence and a reformatted 510(k) summary, which the Company provided January 2014. In February 2014 the FDA ruled the device as not substantially equivalent due to a lack of predicate device and it was classified to Class III. The Company is currently developing test plans to address issues raised by the FDA in connection with the Company’s previous submissions regarding RadioGel™, including developing specific test plans and specific indication of use. The Company intends to request FDA approval to apply for de novo classification of RadioGel™, which would reclassify the device from a Class III device to a Class II device, further simplifying the path to FDA approval.

In previous FDA submittals, the Company proposed applying RadioGel™ for a very broad range of cancer therapies, referred to as Indication for Use. The FDA has requested that the Company reduce its Indications for Use. To comply with that request, the Company has expanded its Medical Advisory Board (“MAB”) and engaged doctors from respected hospitals who have evaluated the candidate cancer therapies based on three criteria: (1) potential for FDA approval and successful therapy; (2) notable advantage over current therapies; and (3) probability of wide spread acceptance by the medical community.

The MAB selected eighteen applications for RadioGel™, each of which meet the criteria described above. This large number confirms the wide applicability of the device and defines the path for future business growth. The Company intends to apply to the FDA for a single Indication for Use, followed by subsequent applications for additional Indications for Use. We anticipate that this initial application will facilitate each subsequent application, and the testing for many of the subsequent applications could be conducted in parallel, depending on available resources.

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

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market. The Company has engaged four different university veterinarian hospitals to begin using RadioGel™ for treatment of four different cancer types in dogs and cats. Washington State University Veterinary Hospital has tested one cat to demonstrate the procedures and the absence of any significant toxicity effect. The other three centers are expected to begin therapy during the second quarter of 2017 after their internal administrative review process is completed.

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

IsoPet is currently engaged with using university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors. This intellectual property will be used in the private clinics.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table sets forth information from our statements of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues	$4,054	$4,054
Operating expenses	(368,769)	(686,585)
Operating loss	(364,715)	(682,531)
Non-operating income (expense):
Gain on sale of assets	2,800	-
Gain (loss) on debt extinguishment	147,710	-
Gain (loss) on derivative liability	325,390	(5,139,998
Net gain (loss) on settlement of debt	-	(65,837)
Interest expense	(527,951)	(49,209)
Net income (loss)	$(416,766)	$(5,805,901

Revenue

Revenue was $4,054 for the three months ended March 31, 2017 and March 31, 2016. Revenue consists of consulting revenues, including providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 and 2016 consists of the following:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Depreciation and amortization expense	$740	$738
Professional fees	134,604	70,969
Stock options granted	28,240	-
Payroll expenses	104,780	165,000
General and administrative expenses	74,407	438,042
Sales and marketing expense	25,998	11,836
	$368,769	$686,585

Operating expenses for the three months ended March 31, 2017 and 2016 was $368,769 and $686,585, respectively. The decrease in operating expenses from 2016 to 2017 can be attributed to the decrease in payroll expense ($165,000 for the three months ended March 31, 2016 versus $104,780 for the three months ended March 31, 2017); and the decrease in general and administrative expense ($438,042 for the three months ended March 31, 2016 versus $74,407 for the three months ended March 31, 2017). The main contributors to the decrease in general and administrative expense was a decrease in loan fees ($300,494 for the three months ended March 31, 2016 versus $0 for the three months ended March 31, 2017); and a decrease in research expense ($95,544 for the three months ended March 31, 2016 versus $32,887 for the three months ended March 31, 2017). These decreases in operating expenses were partially offset by an increase in stock options granted ($28,500 for the three months ended March 31, 2017 versus $0 for the three months ended March 31, 2016); and an increase in professional fees expenses ($70,969 for the three months ended March 31, 2016 versus $134,604 for the three months ended March 31, 2017).

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2017 and 2016 consists of the following:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Interest expense	$(527,951)	$(49,209)
Net gain on sale of assets	2,800	-
Net gain (loss) on settlement of debt	-	65,837
Net gain (loss) on debt extinguishment	147,710	-
Gain (loss) on derivative liability	325,390	(5,139,998)
	$(52,051)	$(5,123,370)

Non-operating income (expense) for the three months ended March 31, 2017 varied from the three months ended March 31, 2016 primarily due to a loss on derivative liability of $5,139,998 for the three months ended March 31, 2016 versus a gain of $325,390 for the three months ended March 31, 2017; and an increase in gain on debt extinguishment for the three months ended March 31, 2017 of $147,710 versus $0 for the three months ended March 31, 2016. This was partially offset by an increase in interest expense from $49,209 for the three months ended March 31, 2016 to $527,951 for the three months ended March 31, 2017.

Net Loss

Our net income (loss) for the three months ended March 31, 2017 and 2016 was $(416,766) and $(5,805,901), respectively.

Liquidity and Capital Resources

At March 31, 2017, the Company had negative working capital of $3,203,319, as compared to $3,022,417 at December 31, 2016. During the three months ended March 31, 2017 the Company experienced negative cash flow from operations of $275,658 and it received $2,800 for investing activities while adding $268,669 of cash flows from financing activities. As of March 31, 2017, the Company had no commitments for capital expenditures.

Cash used in operating activities decreased from $572,855 for the three month period ending March 31, 2016 to $275,658 for the three month period ending March 31, 2017. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and preferred and common stock issued for services and other expenses. The Company received $2,800 and $0 in cash from investing activities for the three month periods ended March 31, 2017 and 2016, respectively. Cash provided from financing activities decreased from $641,760 for the three month period ending March 31, 2016 to $268,669 for the three month period ending March 31, 2017. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt, partially offset with an increase in proceeds from shareholder advances.

The Company has generated material operating losses since inception. The Company had a net loss of $416,766 for the three months ended March 31, 2017, and a net loss of $5,805,901 for the three months ended March 31, 2016. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended March 31, 2017, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2016, filed on March 9, 2017.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the previously disclosed material weaknesses in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities

During the three months ending March 31, 2017 the Company issued 49,320 shares of its Series A Preferred as loan fees on convertible promissory notes totaling $171,250 of Convertible promissory notes.

During the three months ending March 31, 2017 the Company issued 280,000 common shares in satisfaction of $280,000 of accounts payable.

During the three months ending March 31, 2017 the Company issued 1,042,000 common shares in satisfaction of $77,778 of a convertible note payable including accrued interest and $140,000 of accounts payable, resulting in a $75,318 net gain on debt extinguishment.

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

Item 6.	Exhibits.

Exhibit
Number		Description

10.1		Form of Securities Exchange Agreement

10.2		Form of $0.20 Debenture

10.3		Form of $0.13 Debenture

10.4		Form of $0.12 Debenture

10.5		Form of Security Agreement

10.6		Form of Security Purchase Agreement

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: May 15, 2017	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

