Form 10-Q
period 2017-06-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2017-08-11
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 9, 2017, there were 52,858,467 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3
	Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	3
	Condensed Statements of Operations for the Three Months and the Six Months ended June 30, 2017 (unaudited) and the Three Months and the Six Months ended June 30, 2016 (unaudited)	4
	Condensed Statements of Cash Flow for the Six Months ended June 30, 2017 (unaudited) and the Six Months ended June 30, 2016 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	21

SIGNATURES		22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Advanced Medical Isotope Corporation

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets:
Cash	$369,449	$27,889
Prepaid expenses	6,823	11,990
Total current assets	376,272	39,879

Fixed assets, net of accumulated depreciation	-	1,473

Other assets:
Deposits	669	644
Total other assets	669	644

Total assets	$376,941	$41,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$860,189	$1,137,086
Related party accounts payable	105,043	109,718
Accrued interest payable	311,829	114,755
Payroll liabilities payable	373,197	499,502
Convertible notes payable, net	1,477,099	544,508
Derivative liability	9	324,532
Related party promissory note	383,771	332,195
Total current liabilities	3,511,137	3,062,296

Total liabilities	3,511,137	3,062,296

Commitments and contingencies	-	-

Mezzanine Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized Series A preferred stock, $.001 par value, 5,000,000 shares authorized; 3,287,582 and 3,773,592 shares issued and outstanding, respectively	12,007,059	14,144,571
Total mezzanine equity	12,007,059	14,144,571

Stockholders’ equity (deficit):
Common stock, $.001 par value; 2,000,000,000 shares authorized; 50,119,710 and 31,743,797 shares issued and outstanding, respectively	50,120	31,744
Paid in capital	44,613,625	40,672,825
Accumulated deficit	(59,805,000)	(57,869,440)
Total stockholders’ equity (deficit)	(15,141,255)	(17,164,871)

Total liabilities and stockholders’ equity (deficit)	$376,941	$41,996

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$-	$4,054	$4,054	$8,108

Operating expenses
Sales and marketing expenses	15,251	135,708	41,249	147,544
Depreciation and amortization	733	737	1,473	1,475
Professional fees	295,544	1,631,616	430,148	1,702,585
Stock options granted	27,059	584,916	55,299	584,916
Payroll expenses	181,494	166,577	286,275	331,577
General and administrative expenses	99,090	703,350	173,496	1,141,392
Total operating expenses	619,171	3,222,904	987,940	3,909,489

Operating loss	(619,171)	(3,218,850)	(983,886)	(3,901,381)

Non-operating income (expense)
Interest expense	(781,139)	(400,524)	(1,309,090)	(449,733)
Net gain on sale of assets	-	-	2,800	-
Net gain (loss) on settlement of debt	-	(1,832,468)	-	(1,766,631)
Net gain (loss) on debt extinguishment	(201,574)	-	(53,863)	-
Gain (loss) on derivative liability	83,089	1,268,958	408,479	(3,871,040)
Non-operating income (expense), net	(899,624)	(964,034)	(951,674)	(6,087,404)

Income (Loss) before Income Taxes	(1,518,795)	(4,182,884)	(1,935,560)	(9,988,785)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(1,518,795)	$(4,182,884)	$(1,935,560)	$(9,988,785)

Basic and Diluted Income (Loss) per Common Share	$(0.0327)	$(0.0021)	$(0.0457)	$(0.0050)

Weighted average common shares outstanding	46,454,069	19,992,576	42,375,108	19,980,959

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Condensed Statements of Cash Flow

(Unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,935,560)	$(9,988,785)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of fixed assets	1,473	1,475
Amortization of licenses and intangible assets		-
Amortization of convertible debt discount	957,499	379,290
Gain on sale of assets	(2,800)	-
Preferred stock issued for loan fees	-	596,496
Common stock issued for services	171,090	-
Preferred stock for services	-	357,403
Preferred stock for wages	-	64,982
Stock options for services	55,299	584,916
Warrants issued for services	-	1,069,353
(Gain) loss on derivative liability	(408,479)	3,871,040
(Gain) loss on settlement of debt	53,863	1,766,631
Changes in operating assets and liabilities:
Prepaid expenses	5,142	(3,286)
Accounts payable	39,949	(292,802)
Related party accounts payable	(4,675)	-
Payroll liabilities	(60,212)	37,220
Accrued interest	350,468	70,443
Net cash used by operating activities	(776,944)	(1,485,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets	2,800	-
Net cash from vesting activities	2,800	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made for loan fees	(101,631)	-
Proceeds from shareholder advances	137,000	-
Proceeds from exercise of warrants		250
Payments on convertible debt	-	(10,000)
Proceeds from convertible debt	1,080,334	1,316,525
Net cash provided by financing activities	1,115,703	1,306,775

Net increase (decrease) in cash	341,560	(178,849)
Cash, beginning of period	27,889	179,032

CASH, END OF PERIOD	$369,449	$183

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Advanced Medical Isotope Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2017 and should be read in conjunction with the Company’s form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 9, 2017.

In April of 2017, the Company filed a Certificate of Merger with the Delaware Division of Corporations in order to merge the Company’s wholly-owned subsidiary, IsoPet Solutions Corporation, with and into the Company. The Company therefore no longer prepares Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2017 and December 31, 2016, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Topic 820, “Fair Value Measurements,” established a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at June 30, 2017 and December 31, 2016:

June 30, 2017

	Total	Level 1		Level 2		Level 3
Liabilities:
Derivative Liability	$9	$		$		$9
Total Liabilities Measured at Fair Value	$9		$-		$-	$9

December 31, 2016

	Total	Level 1		Level 2		Level 3
Liabilities:
Derivative Liability	$324,532	$		$		$324,532
Total Liabilities Measured at Fair Value	$324,532		$-		$-	$324,532

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the financial statements of the Company.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered recurring losses and has used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations. Historically, the Company has relied upon outside investor funds to maintain the Company’s operations and develop the Company’s business. The Company anticipates it will continue to require funding from investors for working capital, as well as business expansion during this fiscal year and it can provide no assurance that additional investor funds will be available on acceptable terms. These factors, among others, indicate that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year of the date these financial statements are issued. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates.

The Company anticipates a requirement of $1.5 million in funds over the next twelve months to maintain current operating activities. The Company may also require up to approximately $4.6 million to retire outstanding debt and past due payables. As of June 30, 2017 the Company had convertible promissory notes in the aggregate principal amount of $3,254,130 outstanding (the “Outstanding Notes”), of which approximately $45,000 are currently past due and payable.

Over the next 12 to 24 months, the Company believes it will cost approximately $5 million to $10 million to fund: (1) the Food and Drug Administration (“FDA”) approval process and initial deployment of the brachytherapy products and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements are the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements and/or additional capital raises.

As of June 30, 2017, the Company has $369,449 cash on hand. There are currently commitments to vendors for products and services purchased, accrued compensation expenses and the Company’s current lease commitments that, in the absence of additional capital, would result in a liquidation of the Company. The current level of cash is not sufficient to cover the fixed and variable obligations of the Company.

Assuming the Company is successful in the its sales/development effort, the Company believes that it will be able to raise additional funds through strategic agreements or the sale of the Company’s securities to either current stockholders or new investors. However, there is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Production equipment	$15,182	$1,938,532
Office equipment	-	32,769
	15,182	1,971,301
Less accumulated depreciation	(15,182)	(1,969,828)
	$-	$1,473

Depreciation expense for the above fixed assets for the three months ended June 30, 2017 and 2016, respectively was $733 and $737 and for the six months ended June 30, 2017 and 2016, respectively, was $1,473 and $1,475.

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
License Fee	$-	$112,500
Less accumulated amortization	-	(112,500)

Patents and intellectual property	-	-
Intangible assets net of accumulated amortization	$-	$-

The Company did not incur any amortization expense during the three and six months ended June 30, 2017 and 2016.

NOTE 5: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

In March 2017, the Company combined Outstanding Notes owed to a director and major stockholder, along with $51,576 of accrued interest payable, into one promissory note (the “Related Party Note”). The Related Party Note accrues interest at a rate of 10% and will become due and payable on December 31, 2017. As of June 30, 2017 and December 31, 2016 the balance of the Related Party Note was $383,771 and $332,195, respectively.

Rent Expenses

The Company was renting office space from a significant shareholder and director of the Company on a month-to-month basis with a monthly payment of $1,500. This rental agreement was terminated as of April 1, 2017.

Rental expense was $0 and $4,500 for each of the three months ended June 30, 2017 and 2016 and is recorded in general and administrative expense. Rental expense was $4,500 and $9,000 for the six months ending June 30, 2017 and 2016, respectively, and is recorded in general and administrative expense.

NOTE 6: CONVERTIBLE NOTES PAYABLE

As of June 30, 2017 and December 31, 2016, the Company had the following convertible notes outstanding:

	June 30, 2017		December 31, 2016
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$26,503	$95,000	50,365
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
November 2016 $979,162 Notes convertible into common stock at a variable conversion price, 10% interest, due May 2017, net of debt discounts of $0 and $540,720, respectively	-	-	438,442	12,397
January and March 2017 $335,838 Notes convertible into common stock at a variable conversion price, 10% interest, due May 2017, net of debt discounts of $0 and $0, respectively	-	-	-	-
May 2017 $2,378,155 Notes convertible into common stock after December 15, 2017 at a $0.20 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $1,321,989 and $0, respectively	1,056,166	178,304	-	-
May 2017 $694,539 Notes convertible into common stock after December 15, 2017 at a $0.12 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $383,140 and $0, respectively	311,399	56,319	-	-
May 2017 $130,312 Notes convertible after December 31, 2017 into common stock at a $0.13 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $71,901 and $0, respectively	58,411	15,773	-	-
Penalties on notes in default	6,123	-	11,066	-
Total Convertible Notes Payable, Net	$1,477,099	$300,889	$544,508	$86,752

During the six months ending June 30, 2017, the Company received proceeds from the issuance of 7.5% Original Issue Discount Senior Secured Convertible Debentures (“Debentures”) of $1,080,334 and obtained advances from shareholders of $137,000 that were reclassified into Debentures. The Company also assigned or exchanged $1,358,750 worth of Outstanding Notes into Debentures, while also reclassifying $120,403 worth of accrued interest to note principal. Each Debenture is convertible at the option of the holder into that number of shares of common stock equal to the outstanding principal balance, plus all accrued by unpaid interest, divided by $0.20. The Debentures accrue interest at a rate of 7.5% per annum and will become due and payable on or about May 9, 2018. The Company recorded original issue discounts and loan fees on Debentures of $757,696 and $386,758, respectively, which also increased the debt discounts recorded on the Debentures.

The Company recorded $255,881 of conversions on certain Outstanding Notes and a total gain on settlement of $5,831 representing the write-off of Outstanding Note principal. Each of the Company’s Outstanding Notes have a conversion rate that is variable or has adjustment provisions. As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on Outstanding Notes by $99,661 during the six months ending June 30, 2017. The Company also recorded amortization of $957,501 on Outstanding Note debt discounts. Lastly, the Company paid $101,631 in cash for loan fees and issued 743,699 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) as loan fees in connection with the issuance of the Debentures. The Company therefore increased its debt discount by $1,116,110, which represented the portion of the proceeds from the Debentures that were allocated to preferred stock.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2016	2,402,500	$0.50-15	4.05 years	$-	$0.81

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(180,000)	$0.50-1.00	-		$0.72

Balance at June 30, 2017	2,222,500	$0.50-15	3.67 years	$-	$0.82

Exercisable at June 30, 2017	1,964,034	$0.50-15	3.63 years	$-	$0.85

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2016	3,579,505	$0.10-10	0.52 years	$749	$4.45

Warrants granted	-	$-	-		$-
Warrants exercised	-	$-	-		$-
Warrants expired/cancelled	(3,196,818)	$0.10-4.60	-		$4.59

Balance at June 30, 2017	382,687	$0.10-10	1.37 years	$-	$3.32

Exercisable at June 30, 2017	382,687	$0.10-10	1.37 years	$-	$3.32

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

During the six months ending June 30, 2017, the Company issued 2,469,830 shares of its common stock valued at $281,657 for the settlement of debt, 1,596,483 shares of its common stock valued at $168,600 for accounts payable, 1,312,500 shares of its common stock valued at $171,089 for services, and 12,997,100 shares of its common stock valued at $3,282,531 for conversions of 1,239,710 shares of Series A Preferred.

Preferred Stock

During the six months ending June 30, 2017 the Company issued 743,699 shares of Series A Preferred valued at $1,116,110 as loan fees in connection with the issuance of the Debentures, and 10,000 shares of Series A Preferred valued at $28,908 for accrued payroll.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ending June 30, 2017, the Company had the following non-cash investing and financing activities:

●	Increased convertible notes payable by $68,827, increased related party notes payable by $51,576, and decreased accrued interest by $120,403 for the reclassification of accrued interest to principal.

●	Increased derivative liabilities for $99,661 to record a debt discount on convertible notes payable.

●	Increased convertible notes payable and decreased loan from shareholder by $137,000 to roll proceeds from shareholder advances to a formal convertible note payable.

●	Issued 743,699 shares of Series A Preferred for loan fees that increased the convertible note debt discount by $968,895.

●	Issued 12,997,100 shares of common stock in exchange for 1,239,710 shares of Series A Preferred decreasing preferred stock by $3,282,530, increasing common stock by $12,997, and increasing paid in capital by $3,269,533.

●	Issued 996,483 shares of common stock valued at $108,600 for the reduction of $205,283 of accounts payable, recording $96,683 as a gain on extinguishment of debt.

●	Issued 600,000 shares of common stock valued at $60,000 and 10,000 shares of Series A Preferred A valued at $28,908 for the reduction of $66,093 of accrued payroll, recording $22,815 as a loss on extinguishment of debt.

●	Issued 2,469,830 shares of common stock valued at $281,657 for the reduction of $255,881 of convertible notes payable and $32,991 of accrued interest, reducing debt discount by $197,062 and reducing derivative liability by $91,821, and recording $98,026 as a gain on extinguishment of debt.

●	Issued 1,312,500 shares of common stock valued at $171,089 for services.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Effective June 21, 2017, the Company entered into a separation agreement with an individual previously associated with the Company, at times as a consultant and as an employee at other times. Pursuant to the agreement, the Company agreed to pay regular bi-weekly checks beginning July 7, 2017 and ending September 15, 2017, for a total of six checks in the aggregate amount of $28,846. The Company has accrued $28,846 for the payments to be made under this agreement and has recorded them in accounts payable as of June 30, 2017.

NOTE 11: SUBSEQUENT EVENTS

In July of 2017, the Company issued 370,000 shares of common stock upon conversion of 37,000 shares of Series A Preferred.

In July of 2017, the Company issued 416,563 common stock shares in exchange for $46,500 of convertible debt principal and $3,488 of accrued interest.

In July of 2017, the Company, in exchange for $206,072 of unpaid compensation, issued 1,500,000 common stock shares and 150,000 Series A Preferred and $10,000 cash plus $165,000 to be paid at the rate of 5% of the net proceeds retained by the Company in connection with all capital raises or net proceeds from revenue generated from licensing or similar transactions. The agreement also included the cancellation of 1,000.000 stock options issued June 21, 2016.

In August 2017, the Company, in exchange for $27,198 of accounts payable, issued 302,194 common stock shares.

In August 2017, the Company issued 150,000 common stock shares to consultants in exchange for services.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for statements of historical fact, certain information described in this Form 10-Q report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Advanced Medical Isotope Corporation believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Form 10-Q report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s previously filed Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 9, 2017, as well as other cautionary language in this report on Form 10-Q, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

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

Recent Developments

On or about May 10, 2017, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with certain accredited investors to purchase 7.5% Original issue Discount Senior Secured Convertible Debentures (“Debentures”) in the aggregate principal amount of $1,179,581, including an original issue discount of $235,916 and loan fees of $30,000. The principal, original issue discount, and loan fees accrue interest at a rate of 7.5% per annum, and will become due and payable one year from the issuance date. Holders of the Debentures may elect to convert the principal and original issue discount, as well as any accrued by unpaid interest (the “Outstanding Balance”), into that number of shares of the Company’s common stock equal to the Outstanding Balance, divided by $0.20 (the “Conversion Price”).

On the same date, the Company also entered into Securities Exchange Agreements (the “Exchange Agreement”) with certain holders of outstanding convertible promissory notes to exchange such notes and their accrued interest for Debentures, resulting in the issuance of Debentures in the aggregate principal amount of $2,229,306 including an original issue discount of $445,961 and loan fees of $356,758. The Debentures issued pursuant to the Exchange Agreement have terms substantially similar to those issued pursuant to the Purchase Agreement, expect that certain of the Debentures issued pursuant to Exchange Agreements have a Conversion Price of $0.13 and $0.12 per share.

The Company paid loan fees in connection with the issuance of the Debentures, both pursuant to the Purchase Agreements and Exchange Agreements, of 20% of the principal and original issue discount of the Debentures in shares of its Series A Preferred Stock (“Series A Preferred”). In addition, the Company granted to each of the holders of the Debentures a continuing security interest in substantially all of the Company’s assets, pursuant to the terms and conditions of a Security Agreement. Forms of the Purchase Agreement, Debenture, Exchange Agreement and Security Agreement are attached to this report on Form 10-Q.

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

The Company’s current focus is on the development of its RadioGel™ device. RadioGel™ is an injectable particle-gel for brachytherapy radiation treatment of cancerous tumors in people and animals. RadioGel™ is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small, one micron, yttrium-90 phosphate particles (“Y-90”). Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactively drops to 5% of its original value after ten days.

The Company’s lead brachytherapy product, RadioGel™, incorporates patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted the Company an exclusive license to patents covering the manufacturing, processing and applications of RadioGel™ (the “Battelle License”). Other intellectual property protection includes proprietary production processes and trademark protection in 17 countries. The Company plans to continue efforts to develop new refinements on the production process, and the product and application hardware, as a basis for future patents.

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

The MAB selected eighteen applications for RadioGel™, each of which meet the criteria described above. This large number confirms the wide applicability of the device and defines the path for future business growth. The Company intends to apply to the FDA for a single Indication for Use, treatment of basal cell and squamous cell skin cancers, followed by subsequent applications for additional Indications for Use. We anticipate that this initial application will facilitate each subsequent application, and the testing for many of the subsequent applications could be conducted in parallel, depending on available resources.

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has engaged four different university veterinarian hospitals to begin using RadioGel™ for treatment of four different cancer types in dogs and cats. Washington State University Veterinary Hospital has tested one cat to demonstrate the procedures and the absence of any significant toxicity effect. The other three centers are expected to begin therapy during the second quarter of 2017 after their internal administrative review process is completed.

These animal therapies will focus on creating labels that describe the procedures in detail as a guide to future veterinarians. The labels will be voluntarily submitted to the FDA for review. They will then be used as data for future FDA applications in the medical sector and as key intellectual property for licensing to private veterinary clinics. Dr. Alice Villalobos, the Chair of our Veterinarian Advisory Board, has expressed an interest in being the first to utilize RadioGel™ in her private clinic, but is also introducing the Company to other clinics with an interest in utilizing RadioGel™ and to demonstrate the business model.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table sets forth information from our statements of operations for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Revenues	$-	$4,054
Operating expenses	619,171	3,222,904
Operating loss	(619,171)	(3,218,850)
Non-operating income (expense):
Gain (loss) on derivative liability	83,089	1,268,958
Gain (loss) on debt extinguishment	(201,574)	-
Net gain (loss) on settlement of debt	-	(1,832,468)
Interest expense	(781,139)	(400,524)
Net income (loss)	$(1,518,795)	$(4,182,884)

Revenue

Revenue was $0 and $4,054 for the three months ended June 30, 2017 and June 30, 2016. The decrease was a result of a loss of consulting revenue, currently our only source of revenue, during the first half of the fiscal year. Consulting revenues consist of providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Management does not anticipate that the Company will generate revenue sufficient to sustain operations until such time as the Company secures revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 and 2016 consists of the following:

	Three months ended June 30, 2017	Three months ended June 30, 2016
Depreciation and amortization expense	$733	$737
Professional fees	295,544	1,631,616
Stock options granted	27,059	584,916
Payroll expenses	181,494	166,577
General and administrative expenses	99,090	703,350
Sales and marketing expense	15,251	135,708
	$619,171	$3,222,904

Operating expenses for the three months ended June 30, 2017 and 2016 was $619,171 and $3,222,904, respectively. The decrease in operating expenses from 2016 to 2017 can be attributed to the decrease in professional fees expense ($1,631,616 for the three months ended June 30, 2016 versus $295,544 or the three months ended June 30, 2017); a decrease in sales and marketing expense from 2016 to 2017 ($135,708 for the three months ended June 30, 2016 versus $15,251 for the three months ended June 30, 2017); a decrease in stock options granted from 2016 to 2017 ($584,916 for the three months ended June 30, 2016 versus $27,059 for the three months ended June 30, 2017); and the decrease in general and administrative expense ($703,350 for the three months ended June 30, 2016 versus $99,090 for the three months ended June 30, 2017). The main contributors to the decrease in general and administrative expense was a decrease in loan fees ($0 for the three months ended June 30, 2017 versus $294,703 for the three months ended June 30, 2016); repairs and maintenance ($14 for the three months ended June 30, 2017 versus $222,281 for the three months ended June 30, 2016); and a decrease in research expense ($80,523 for the three months ended June 30, 2017 versus $111,304 for the three months ended June 30, 2016).

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended June 30, 2017 and 2016 consists of the following:

	Three months ended June 30, 2017	Three months ended June 30, 2016
Interest expense	$(781,139)	$(400,524)
Net gain on sale of assets	-	-
Net gain (loss) on settlement of debt	-	(1,832,468)
Net gain (loss) on debt extinguishment	(201,574)	-
Gain (loss) on derivative liability	83,089	1,268,958
	$(899,624)	$(964,034)

Non-operating income (expense) for the three months ended June 30, 2017 varied from the three months ended June 30, 2016 primarily due to a decrease in the gain on derivative liability of $1,268,958 for the three months ended June 30, 2016 versus a gain of $83,089 for the three months ended June 30, 2017; and a decrease in loss on settlement of debt for the three months ended June 30, 2017 of $0 versus a loss of $1,832,468 for the three months ended June 30, 2016. This was partially offset by an increase in interest expense from $400,524 for the three months ended June 30, 2016 to $781,139 for the three months ended June 30, 2017; and an increase in loss on debt extinguishment for the three months ended June 30, 2017 of $201,574 versus $0 for the three months ended June 30, 2016.

Net Loss

Our net income (loss) for the three months ended June 30, 2017 and 2016 was $(1,518,795) and $(4,182,884) respectively.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table sets forth information from our statements of operations for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues	$4,054	$8,108

Operating expenses	987,940	3,909,489

Operating loss	(983,886)	(3,901,381)
Non-operating income (expense)
Interest expense	(1,309,090)	(449,733)
Net gain on sale of assets	2,800	-
Net gain (loss) on settlement of debt	-	(1,766,631
Net gain (loss) on debt extinguishment	(53,863)	-
Gain (loss) on derivative liability	408,479	(3,871,040)
Net Gain (Loss)	$(1,935,560)	$(9,988,785)

Revenue

Revenue was $4,054 for the six months ended June 30, 2017, compared to $8,108 for the six months ended June 30, 2016, a period over period decrease of $4,054. The decrease was a result of a loss of consulting revenue, currently our only source of revenue, during the first half of the fiscal year. Consulting revenue consists of providing clients with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. Consulting services are currently our only source of revenue. The Company does not have any current contracts or arrangements for consulting services, and, until such time as the Company secures contracts or arrangements to provide consulting services, the Company does not expect to generate any additional revenue during the third or fourth quarter of 2017 and beyond.

Management does not anticipate that the Company will generate revenue sufficient to sustain operations until such time as the Company secures revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expense

Operating expenses for the six months ended June 30, 2017 and 2016 consists of the following:

	Six months ended June 30, 2017	Six months ended June 30, 2016
Depreciation and amortization expense	$1,473	$1,475
Professional fees	430,148	1,702,585
Stock options granted	55,299	584,916
Payroll expenses	286,275	331,577
General and administrative expenses	173,496	1,141,392
Sales and marketing expense	41,249	147,544
	$987,940	$3,909,489

Operating expenses for the six months ended June 30, 2017 and 2016 was $987,940 and $3,909,489, respectively. The decrease in operating expenses from 2016 to 2017 can be attributed to the decrease in professional fees expense ($1,702,585 for the six months ended June 30, 2016 versus $430,148 for the six months ended June 30, 2017); a decrease in sales and marketing expense from 2016 to 2017 ($147,544 for the six months ended June 30, 2016 versus $41,249 for the six months ended June 30, 2017); a decrease in stock options granted from 2016 to 2017 ($584,916 for the six months ended June 30, 2016 versus $55,299 for the six months ended June 30, 2017); and the decrease in general and administrative expense ($1,141,392 for the six months ended June 30, 2016 versus $173,496 for the six months ended June 30, 2017). The main contributors to the decrease in general and administrative expense was a decrease in loan fees ($595,197 for the six months ended June 30, 2016 versus $0 for the six months ended June 30, 2017); rent ($9,000 for the six months ended June 30, 2016 versus $4,500 for the six months ended June 30, 2017); repairs and maintenance ($224,365 for the six months ended June 30, 2016 versus $3,648 for the six months ended June 30, 2017); and research expense ($206,848 for the six months ended June 30, 2017 versus $113,410 for the six months ended June 30, 2017).

Non-Operating Income (Expense)

Non-Operating income (expense) for the six months ended June 30, 2017 and 2016 consists of the following:

	Six months ended June 30, 2017	Six months ended June 30, 2016
Interest expense	$(1,309,090)	$(449,733)
Net gain on sale of assets	2,800	-
Net gain (loss) on settlement of debt	-	(1,766,631)
Net gain (loss) on debt extinguishment	(53,863)	-
Gain (loss) on derivative liability	408,479	(3,871,040)
	$(951,674)	$(6,087,404)

The Company had non-operating expense of $6,087,404 during the six months ended June 30, 2016, as compared to non-operating expense of $951,674 during the six months ended June 30, 2017. As shown above, this decrease in non-operating expense is primarily due to a loss on derivative liability of $3,871,040 for the six months ended June 30, 2016, as compared to a gain of $408,479 during the same period in 2017. The $3,871,040 loss on derivative liability was due to an increase in the Company’s stock price from June 30, 2015 ($0.09) to June 30, 2016 ($0. 37) and an increase in preferred shares value which is also used to value derivatives. The Company’s stock price is used in the Black Scholes calculations to compute the derivative liability at the end of the quarter. Additionally, the Company experienced a decrease in non-operating expense due to a loss on settlement of debt of $1,766,631 for the six months ended June 30, 2016, as compared to a loss on settlement of debt of $0 for the six months ended June 30, 2017.

Net Gain (Loss)

Our net income (loss) for the six months ended June 30, 2017 and 2016 was $(1,935,560) and $(9,988,785) respectively.

Liquidity and Capital Resources

At June 30, 2017, the Company had negative working capital of $3,134,196, as compared to $4,914,618 at June 30, 2016. During the six months ended June 30, 2017 the Company experienced negative cash flow from operations of $776,944 and it received $2,800 for investing activities and added $1,115,703 of cash flows from financing activities. As of June 30, 2017, the Company had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $1,485,624 for the six month period ending June 30, 2016 to $776,944 for the six month period ending June 30, 2017. Cash used in operating activities was primarily a result of the Company’s net loss and the non-cash gain (loss) on derivative liability, partially offset by non-cash item amortization of convertible debt discount, and depreciation, included in that net loss and preferred and common stock issued for services and other expenses. The Company had no cash used in investing activities for the six month period ended June 30, 2016 and received $2,800 in investing activities for the six month period ending June 30, 2017. Cash provided from financing activities decreased from $1,306,775 for the six month period ending June 30, 2016 to $1,115,703 for the six month period ending June 30, 2017. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt.

The Company has generated material operating losses since inception. The Company had a net loss of $1,935,560 for the six months ended June 30, 2017, and $9,988,785 for the six months ended June 30, 2016. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended June 30, 2017, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the condensed financial statements in our annual report on Form 10-K for the year ended December 31, 2016, filed on March 9, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ending June 30, 2017 the Company issued 743,699 shares of its Series A Preferred as loan fees on Debentures totaling $3,019,256 of Debentures.

During the six months ending June 30, 2017 the Company issued 996,483 common shares in satisfaction of $205,283 of accounts payable.

During the six months ending June 30, 2017 the Company issued 600,000 common shares and 10,000 Series A Preferred shares in satisfaction of $66,093 accrued payroll.

During the six months ending June 30, 2017 the Company issued 2,469,830 common shares in satisfaction of $288,872 of convertible note payable including $32,991 of accrued interest, resulting in a $197,062 net loss on debt extinguishment.

During the six months ending June 30, 2017 the Company issued 1,312,500 common shares for services valued at $171,089.

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

Item 6. Exhibits.

Exhibit
Number	Description

10.1	Form of Security Agreement

10.2	Form of $0.20 Debenture

10.3	Form of $0.13 Debenture

10.4	Form of $0.12 Debenture

10.5	Form of Securities Exchange Agreement

10.6	Form of Security Purchase Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: August 11, 2017	By:	/s/ Michael Korenko
	Name:	Michael Korenko
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

