Form 10-Q
period 2017-09-30
ADVANCED MEDICAL ISOTOPE Corp
filed 2017-11-13
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2017

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

As of October 31, 2017, there were 53,768,563 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION	3

Item 1.	Condensed Financial Statements	3
	Condensed Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	3
	Condensed Statements of Operations for the Three Months and the Nine Months ended September 30, 2017 (unaudited) and the Three Months and the Nine Months ended September 30, 2016 (unaudited)	4
	Condensed Statements of Cash Flow for the Nine Months ended September 30, 2017 (unaudited) and the Nine Months ended September 30, 2016 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

	PART II – OTHER INFORMATION	22

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23

SIGNATURES		24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Advanced Medical Isotope Corporation

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets:
Cash	$22,110	$27,889
Prepaid expenses	6,767	11,990
Total current assets	28,877	39,879

Fixed assets, net of accumulated depreciation	-	1,473

Other assets:
Deposits	669	644
Total other assets	669	644

Total assets	$29,546	$41,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$794,627	$1,137,086
Related party accounts payable	71,297	109,718
Accrued interest payable	319,372	114,755
Payroll liabilities payable	44,441	499,502
Convertible notes payable, net	1,959,276	544,508
Derivative liability	-	324,532
Related party promissory note	383,771	332,195
Total current liabilities	3,572,784	3,062,296

Total liabilities	3,572,784	3,062,296

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; 3,583,860 and 3,773,592 shares issued and outstanding, respectively	3,584	3,774
Paid in capital, preferred stock	12,907,354	14,140,797
Common stock, $.001 par value; 2,000,000,000 shares authorized; 53,468,563 and 31,743,797 shares issued and outstanding, respectively	53,469	31,744
Paid in capital, common stock	45,155,762	40,672,825
Accumulated deficit	(61,663,407)	(57,869,440)
Total stockholders’ equity (deficit)	(3,543,238)	(3,020,300)

Total liabilities and stockholders’ equity (deficit)	$29,546	$41,996

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$-	$4,054	$4,054	$8,108

Operating expenses
Sales and marketing expenses	52,620	65,995	93,870	213,539
Depreciation and amortization	-	738	1,473	2,212
Professional fees	211,954	265,497	642,101	1,968,084
Reserved stock units granted	169,650	-	169,650	-
Stock options granted	24,283	27,427	79,582	612,343
Payroll expenses	436,319	160,500	722,594	492,077
Loan fees	-	8,664	-	603,861
General and administrative expenses	66,973	137,593	240,469	683,788
Total operating expenses	961,799	666,414	1,949,739	4,575,904

Operating loss	(961,799)	(666,414)	(1,945,685)	(4,567,796)

Non-operating income (expense)
Interest expense	(527,188)	(85,830)	(1,836,279)	(535,563)
Net gain on sale of assets	-	-	2,800	-
Net gain (loss) on settlement of debt	-	(111,328)	-	(1,877,959)
Loss on sale of stock	-	(54,561)	-	(54,561)
Net gain (loss) on debt extinguishment	(369,428)	-	(423,291)	-
Gain (loss) on derivative liability	9	762,151	408,488	(3,108,889)
Non-operating income (expense), net	(896,607)	510,432	(1,848,282)	(5,576,972)

Income (Loss) before Income Taxes	(1,858,406)	(155,982)	(3,793,967)	(10,144,768)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(1,858,406)	$(155,982)	$(3,793,967)	$(10,144,168)

Basic and Diluted Income (Loss) per Common Share	$(0.04)	$(0.01)	$(0.08)	$(0.51)

Weighted average common shares outstanding	52,471,896	19,999,985	45,777,689	19,987,347

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Condensed Statements of Cash Flow

(Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,793,967)	$(10,144,768)

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of fixed assets	1,473	2,213
Amortization of licenses and intangible assets	-	-
Amortization of convertible debt discount	1,473,205	379,290
Gain on sale of assets	(2,800)	-
Preferred stock issued for loan fees	-	603,861
Common stock issued for services	250,393	-
Common stock issued for wages	365,989	-
Preferred stock for services	-	357,403
Preferred stock for wages	-	64,982
Restricted stock units granted	169,650	-
Stock options for services	79,582	782,226
Warrants issued for services	-	1,069,353
(Gain) loss on derivative liability	(408,488)	3,108,889
(Gain) loss on settlement of debt	423,291	1,877,959
Changes in operating assets and liabilities:
Prepaid expenses	5,198	(4,240)
Accounts payable	22,226	36,964
Related party accounts payable	(4,675)	(11,725)
Payroll liabilities	(67,310)	144,503
Accrued interest	361,951	87,265
Net cash used by operating activities	(1,124,282)	1,645,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets	2,800	-
Net cash from vesting activities	2,800	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made for loan fees	(101,631)	-
Proceeds from shareholder advances	137,000	-
Proceeds from exercise of warrants	-	250
Payments on convertible debt	-	(10,000)
Proceeds from convertible debt	1,080,334	1,476,558
Net cash provided by financing activities	1,115,703	1,466,808

Net increase (decrease) in cash	(5,779)	(179,017)
Cash, beginning of period	27,889	179,032

CASH, END OF PERIOD	$22,110	$15

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Advanced Medical Isotope Corporation

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Advanced Medical Isotope Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2017 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 9, 2017.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017 and December 31, 2016, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at September 30, 2017 and December 31, 2016:

September 30, 2017

	Total		Level 1		Level 2		Level 3
Liabilities:
Derivative Liability	$		$		$		$
Total Liabilities Measured at Fair Value		$-		$-		$-		$-

December 31, 2016

	Total	Level 1		Level 2		Level 3
Liabilities:
Derivative Liability	$324,532	$		$		$324,532
Total Liabilities Measured at Fair Value	$324,532		$-		$-	$324,532

Reclassifications

Certain account balances from prior periods have been reclassified in the current period financial statements so as to conform to current period classifications.

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

The Company anticipates a requirement of $1.5 million over the next twelve months to maintain current operating activities. The Company may also require up to approximately $4.6 million to retire outstanding debt and past due payables. As of September 30, 2017 the Company had convertible promissory notes in the aggregate principal amount of $3,188,081 outstanding (the “Outstanding Notes”), of which approximately $45,000 are currently due and payable.

Over the next 12 to 24 months, the Company believes it will cost approximately $5 million to $10 million to fund: (1) the Food and Drug Administration (“FDA”) approval process and initial deployment of the brachytherapy products and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies, which may include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements are timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements and/or additional capital raises.

As of September 30, 2017, the Company has $22,110 cash on hand. There are currently commitments to vendors for products and services purchased, accrued compensation expenses and the Company’s current lease commitments that, in the absence of additional capital, would result in a liquidation of the Company. The current level of cash is not sufficient to cover the fixed and variable obligations of the Company.

Assuming the Company is successful in its development efforts, the Company believes that it will be able to raise additional funds through strategic agreements or the sale of the Company’s securities to either current stockholders or new investors. However, there is no guarantee that the Company will be able to raise additional funds or to do so on favorable terms.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Production equipment	$15,182	$1,938,532
Office equipment	-	32,769
	15,182	1,971,301
Less accumulated depreciation	(15,182)	(1,969,828)
	$-	$1,473

Depreciation expense for the above fixed assets for the three months ended September 30, 2017 and 2016, respectively was $0 and $738 and for the nine months ended September 30, 2017 and 2016, respectively, was $1,473 and $2,212.

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
License Fee	$-	$112,500
Less accumulated amortization	-	(112,500)

Patents and intellectual property	-	-
Intangible assets net of accumulated amortization	$-	$-

The Company did not incur any amortization expense during the three and nine months ended September 30, 2017 and 2016.

NOTE 5: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

In March 2017, the Company combined Outstanding Notes owed to a director and major stockholder, along with $51,576 of accrued interest payable, into one promissory note (the “Related Party Note”). The Related Party Note accrues interest at a rate of 10% and will become due and payable on December 31, 2017. As of September 30, 2017 and December 31, 2016 the balance of the Related Party Note was $383,771 and $332,195, respectively.

Rent Expenses

The Company was renting office space from a significant shareholder and director of the Company on a month-to-month basis with a monthly payment of $1,500. This rental agreement was terminated as of April 1, 2017.

Rental expense was $0 and $4,500 for each of the three months ended September 30, 2017 and 2016 and is recorded in general and administrative expense. Rental expense was $4,500 and $13,500 for the nine months ending September 30, 2017 and 2016, respectively, and is recorded in general and administrative expense.

NOTE 6: CONVERTIBLE NOTES PAYABLE

As of September 30, 2017 and December 31, 2016, the Company had the following convertible notes outstanding:

	September 30, 2017		December 31, 2016
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014, respectively	$45,000	$27,861	$95,000	50,365
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
November 2016 $979,162 Notes convertible into common stock at a variable conversion price, 10% interest, due May 2017, net of debt discounts of $0 and $540,720, respectively	-	-	438,442	12,397
January and March 2017 $335,838 Notes convertible into common stock at a variable conversion price, 10% interest, due May 2017, net of debt discounts of $0 and $0, respectively	-	-	-	-
May 2017 $2,378,155 Notes convertible into common stock after December 15, 2017 at a $0.20 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $933,417 and $0, respectively	1,444,738	178,304	-	-
May 2017 $648,039 Notes convertible into common stock after December 15, 2017 at a $0.12 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $252,412 and $0, respectively	395,627	52,831	-	-
May 2017 $110,312 Notes convertible after December 31, 2017 into common stock at a $0.13 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $42,976 and $0, respectively	67,336	15,773	-	-
Penalties on notes in default	6,575	-	11,066	-
Total Convertible Notes Payable, Net	$1,959,276	$298,759	$544,508	$86,752

During the nine months ending September 30, 2017, the Company received proceeds from the issuance of 10% Convertible Notes (“Convertible Notes”) and 7.5% Original Issue Discount Senior Secured Convertible Debentures (“Debentures”) of $1,080,334 and obtained advances from shareholders of $137,000 that were reclassified into Convertible Notes. The Company also assigned or exchanged $1,358,750 worth of Convertible Notes and Notes that were outstanding as of December 31, 2016 into Debentures, while also reclassifying $69,279 worth of accrued interest to convertible note principal. Each of the Company’s Convertible Notes had a conversion rate that was variable or had adjustment provisions. As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on Convertible Notes by $99,661 during the nine months ending September 30, 2017.The Company also recorded original issue discounts and loan fees on Convertible Notes and Debentures of $757,696 and $386,758, respectively, which also increased the debt discounts recorded on the Convertible Notes and Debentures.

The Company recorded $322,381 of conversions on certain outstanding notes, $272,381 of which was voluntarily allowed by the Company despite the conversion feature of the notes not yet being in effect, and a total gain on settlement of $135,432 representing the write-off of outstanding note principal and debt discount. The Company also recorded amortization of $1,473,208 on outstanding note debt discounts. Lastly, the Company paid $101,631 in cash for loan fees and issued 743,699 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) as loan fees in connection with the issuance of the Convertible Notes and Debentures. The Company therefore increased its debt discount by $1,116,110, which represented the portion of the proceeds from the Convertible Notes and Debentures that were allocated to preferred stock.

NOTE 7: COMMON STOCK OPTIONS, WARRANTS, AND RESTRICTED STOCK UNITS

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options, warrants, and restricted stock units (“RSUs”) based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

Common Stock Options

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2016	2,402,500	$0.50-15	4.05 years	$-	$0.81

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(1,180,000)	$0.50-1.00	-		$0.53

Balance at September 30, 2017	1,222,500	$0.50-15	3.16 years	$-	$1.08

Exercisable at September 30, 2017	1,030,829	$0.50-15	3.06 years	$-	$1.18

During the nine months ended September 30, 2017 the Company recognized $79,582 worth of expense related to the vesting of its previously issued stock options. As of September 30, 2017, the Company had $69,681 worth of expense yet to be recognized for options not yet vested.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2016	3,579,505	$0.10-10	0.52 years	$749	$4.45

Warrants granted	-	$-	-		$-
Warrants exercised	-	$-	-		$-
Warrants expired/cancelled	(3,274,055)	$0.10-4.60	-		$4.62

Balance at September 30, 2017	305,450	$0.40-10	1.44 years	$-	$2.64

Exercisable at September 30, 2017	305,450	$0.40-10	1.44 years	$-	$2.64

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2016	-	$-

RSU’s granted	12,560,000	$0.07
RSU’s vested	-	$-
RSU’s forfeited	-	$-

Balance at September 30, 2017	12,560,000	$0.07

During the nine months ended September 30, 2017 the Company recognized $169,650 worth of expense related to the vesting of its RSU’s. As of September 30, 2017, the Company had $759,790 worth of expense yet to be recognized for RSU’s not yet vested.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 2,000,000,000 shares of common stock authorized, with a par value of $0.001, and as of September 30, 2017, the Company has 53,468,563 shares issued and outstanding.

During the nine months ending September 30, 2017, the Company issued 3,040,239 shares of its common stock valued at $334,048 for the settlement of debt, 2,220,944 shares of its common stock valued at $250,392 for services, and 13,367,100 shares of its common stock valued at $3,361,540 for conversions of 1,276,710 shares of Series A Preferred. Additionally, during the nine months ending September 30, 2017 the Company issued 3,096,483 shares of common stock valued at $309,450 and 343,279 shares of Series A Preferred valued at $1,011,797 for the reduction of $272,976 of accounts payable, the reduction of $387,751 of accrued payroll, while recording $294,530 as a gain on extinguishment of debt and $365,990 worth of services.

Preferred Stock

As of September 31, 2017 the Company has 20,000,000 shares of Series A Preferred authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, to establish the number of shares in each series, and to determine the designations, preferences and rights through a resolution of the Board of Directors.

Effective June of 2015, the Board of Directors designated the Series A Preferred as a new series of preferred stock. As of September 30, 2017, the Company has 5,000,000 shares of Series A Preferred authorized, with a par value of $0.001, and has 3,583,860 shares issued and outstanding. Each Series A Preferred share is convertible into shares of the Company’s common stock. Each holder of Series A Preferred is entitled to the equivalent of five votes for every conversion share, where the conversion shares are the number of common stock the Series A Preferred would be convertible into. The holders of the Series A Preferred have a liquidation preference equal to $5.00 per share.

During the nine months ending September 30, 2017 the Company issued 743,699 shares of Series A Preferred valued at $1,116,110 as loan fees in connection with the issuance of the Debentures, and 343,279 shares of Series A Preferred valued at $1,011,797 for accrued payroll and accounts payable.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ending September 30, 2017, the Company had the following non-cash investing and financing activities:

●	Increased convertible notes payable by $69,279, increased related party notes payable by $51,576, and decreased accrued interest by $120,855 for the reclassification of accrued interest to principal.

●	Increased derivative liabilities for $99,661 to record a debt discount on convertible notes payable.

●	Increased convertible notes payable and decreased loan from shareholder by $137,000 to roll proceeds from shareholder advances to a formal convertible note payable.

●	Issued 743,699 shares of Series A Preferred for loan fees that increased the convertible note debt discount by $1,116,110.

●	Issued 13,367,100 shares of common stock in exchange for 1,276,710 shares of Series A Preferred decreasing preferred stock by $3,361,540, increasing common stock by $13,367, and increasing paid in capital by $3,348,173.

●	Issued 3,096,483 shares of common stock valued at $309,450 and 343,279 shares of Series A Preferred valued at $1,011,797 for the reduction of $272,976 of accounts payable, the reduction of $387,751 of accrued payroll, while recording $294,530 as a gain on extinguishment of debt and $365,990 worth of services.

●	Issued 3,040,239 shares of common stock valued at $334,048 for the reduction of $322,381 of convertible notes payable and $36,479 of accrued interest, reducing debt discount by $159,299, and recording $134,487 as a gain on extinguishment of debt.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Effective June 21, 2017, the Company entered into a separation agreement with an individual previously associated with the Company, at times as a consultant and as an employee at other times. Pursuant to the agreement, the Company agreed to pay regular bi-weekly checks beginning July 7, 2017 and ending September 15, 2017, for a total of six checks in the aggregate amount of $28,846. This obligation was fully paid as of September 30, 2017.

NOTE 11: SUBSEQUENT EVENTS

In October 2017 the Company exchanged 300,000 common stock shares for 30,000 Series A Preferred shares.

In November 2017 the Company received $150,000 in exchange for a 10% convertible promissory note due April 15, 2018. The Company issued 100,000 Series A Preferred shares as an origination fee on this note.

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

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has engaged four different university veterinarian hospitals to begin using RadioGel™ for treatment of four different cancer types in dogs and cats. Washington State University Veterinary Hospital has tested one cat to demonstrate the procedures and the absence of any significant toxicity effect. The other three centers are expected to begin therapy during the fourth quarter of 2017 after their internal administrative review process is completed.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table sets forth information from our statements of operations for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Revenues	$-	$-
Operating expenses	961,799	666,414
Operating loss	(961,799)	(666,414)
Non-operating income (expense):
Gain (loss) on derivative liability	9	762,151
Gain (loss) on debt extinguishment	(369,428)	-
Net gain (loss) on settlement of debt	-	(111,328)
Loss on sale of stock	-	(54,561)
Interest expense	(527,188)	(85,830)
Net income (loss)	$(1,858,406)	$(155,982)

Revenue

Revenue was $0 for the three months ended September 30, 2017 and September 30, 2016.

Management does not anticipate that the Company will generate revenue sufficient to sustain operations until such time as the Company secures revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 and 2016 consists of the following:

	Three months ended September 30, 2017	Three months ended September 30, 2016
Depreciation and amortization expense	$-	$738
Professional fees	211,954	265,497
Restricted stock units granted	169,650	-
Stock options granted	24,283	27,427
Payroll expenses	436,319	160,500
General and administrative expenses	66,973	146,257
Sales and marketing expense	52,620	65,995
	$912,799	$666,414

Operating expenses for the three months ended September 30, 2017 and 2016 was $961,799 and $666,414, respectively. The increase in operating expenses from 2016 to 2017 can be attributed to the increase in payroll expenses from 2016 to 2017 ($160,500 for the three months ended September 30, 2016 versus $436,319 for the three months ended September 30, 2017), attributable to the settlement of prior payroll obligations with the issuance of stock; and the increase in restricted stock units granted from 2016 to 2017 ($169,650 for the three months ended September 30, 2017 versus $0 for the three months ended September 30, 2016). The increase in operating expenses was partially offset by a decrease in sales and marketing expense from 2016 to 2017 ($65,995 for the three months ended September 30, 2016 versus $52,620 for the three months ended September 30, 2017); a decrease in stock options granted from 2016 to 2017 ($27,427 for the three months ended September 30, 2016 versus $24,283 for the three months ended September 30, 2017); a decrease in professional fees from 2016 to 2017 ($265,497 for the three months ended September 30, 2016 versus $212,878 for the three months ended September 30, 2017); and the decrease in general and administrative expense ($146,257 for the three months ended September 30, 2016 versus $66,973 for the three months ended September 30, 2017). The main contributors to the decrease in general and administrative expense was a decrease in loan fees ($0 for the three months ended September 30, 2017 versus $8,663 for the three months ended September 30, 2016); rent ($0 for the three months ended September 30, 2017 versus $4,500 for the three months ended September 30, 2016); and a decrease in research expense ($43,758 for the three months ended September 30, 2017 versus $102,691 for the three months ended September 30, 2016).

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended September 30, 2017 and 2016 consists of the following:

	Three months ended September 30, 2017	Three months ended September 30, 2016
Interest expense	$(527,188)	$(85,830)
Net gain on sale of assets	-	-
Net gain (loss) on settlement of debt	-	(111,328)
Net gain (loss) on debt extinguishment	(369,428)	-
Loss on sale of stock	-	(54,561)
Gain (loss) on derivative liability	9	762,151
	$(896,607)	$(510,432)

Non-operating income (expense) increased during the three months ended September 30, 2017, when compared to the three months ended September 30, 2016. This increase is primarily due to an increase in interest expense from $85,830 for the three months ended September 30, 2016 to $527,188 for the three months ended September 30, 2017; and an increase in loss on debt extinguishment for the three months ended September 30, 2017 of $369,428 versus $0 for the three months ended September 30, 2016. These increases were offset by a decrease in the gain on derivative liability of $762,151 for the three months ended September 30, 2016 versus a gain of $9 for the three months ended September 30, 2017; and a decrease in loss on settlement of debt for the three months ended September 30, 2017 of $0 versus a loss of $111,328 for the three months ended September 30, 2016.

Net Loss

Our net income (loss) for the three months ended September 30, 2017 and 2016 was $1,858,406 and $155,982 respectively.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table sets forth information from our statements of operations for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues	$4,054	$8,108

Operating expenses	1,949,739	4,575,904

Operating loss	(1,945,685)	(4,567,796)
Non-operating income (expense)
Interest expense	(1,836,279)	(535,563)
Net gain on sale of assets	2,800	-
Net gain (loss) on settlement of debt	-	(1,877,959)
Net gain (loss) on debt extinguishment	(423,291)	-
Loss on sale of stock	-	(54,561)
Gain (loss) on derivative liability	408,488	(3,108,889)
Net Gain (Loss)	$(3,793,967)	$(10,144,768)

Revenue

Revenue was $4,054 for the nine months ended September 30, 2017, compared to $8,108 for the nine months ended September 30, 2016, a period over period decrease of $4,054. The decrease was a result of a loss of consulting revenue, which was our only source of revenue during the nine months ended September 30, 2016 and 2017. Consulting revenue consists of providing clients with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. Consulting services had been our only source of revenue. The Company does not have any current contracts or arrangements for consulting services, and, until such time as the Company secures contracts or arrangements to provide consulting services, the Company does not expect to generate any additional revenue during the fourth quarter of 2017 and beyond.

Management does not anticipate that the Company will generate revenue sufficient to sustain operations until such time as the Company secures revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expense

Operating expenses for the nine months ended September 30, 2017 and 2016 consists of the following:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Depreciation and amortization expense	$-	$2,212
Professional fees	642,101	1,968,084
Restricted stock units granted	169,650	-
Stock options granted	79,582	612,343
Payroll expenses	722,594	492,077
General and administrative expenses	240,469	1,287,649
Sales and marketing expense	93,870	213,539
	$1,949,739	$4,575,904

Operating expenses for the nine months ended September 30, 2017 and 2016 was $1,949,739 and $4,575,904, respectively. The decrease in operating expenses from 2016 to 2017 can be attributed to the decrease in professional fees expense ($1,968,084 for the nine months ended September 30, 2016 versus $642,101 for the nine months ended September 30, 2017); a decrease in sales and marketing expense from 2016 to 2017 ($213,539 for the nine months ended September 30, 2016 versus $93,870 for the nine months ended September 30, 2017); a decrease in stock options granted from 2016 to 2017 ($612,343 for the nine months ended September 30, 2016 versus $79,582 for the nine months ended September 30, 2017); and the decrease in general and administrative expense ($1,287,649 for the nine months ended September 30, 2016 versus $240,469 for the nine months ended September 30, 2017). The main contributors to the decrease in general and administrative expense was a decrease in loan fees ($603,861 for the nine months ended September 30, 2016 versus $0 for the nine months ended September 30, 2017); rent ($53,500 for the nine months ended September 30, 2016 versus $4,500 for the nine months ended September 30, 2017); repairs and maintenance ($226,655 for the nine months ended September 30, 2016 versus $5,050 for the nine months ended September 30, 2017); and research expense ($309,539 for the nine months ended June 30, 2016 versus $157,168 for the nine months ended September 30, 2017). The decrease in operating expenses was partially offset by an increase in restricted stock units granted (($169,650 for the nine months ended September 30, 2017 versus $0 for the nine months ended September 30, 2016).

Non-Operating Income (Expense)

Non-Operating income (expense) for the nine months ended September 30, 2017 and 2016 consists of the following:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Interest expense	$(1,836,279)	$(535,563)
Net gain on sale of assets	2,800	-
Net gain (loss) on settlement of debt	-	(1,877,959)
Net gain (loss) on debt extinguishment	(423,291)	-
Loss on sale of stock	-	(54,561)
Gain (loss) on derivative liability	408,488	(3,108,889)
	$(1,848,282)	$(5,576,972)

The Company had non-operating expense of $5,576,972 during the nine months ended September 30, 2016, as compared to non-operating expense of $1,848,282 during the nine months ended September 30, 2017. As shown above, this decrease in non-operating expense is primarily due to a loss on derivative liability of $3,108,889 for the nine months ended September 30, 2016, as compared to a gain of $408,488 during the same period in 2017. The $3,108,889 loss on derivative liability was due to an increase in the Company’s stock price from September 30, 2016 ($0.02) to September 30, 2017 ($0.07) and an increase in preferred shares value which is also used to value derivatives. The Company’s stock price is used in the Black Scholes calculations to compute the derivative liability at the end of the quarter. Additionally, the Company experienced a decrease in non-operating expense due to a loss on settlement of debt of $1,877,959 for the nine months ended September 30, 2016, as compared to a loss on settlement of debt of $0 for the nine months ended September 30, 2017.

Net Gain (Loss)

Our net income (loss) for the nine months ended September 30, 2017 and 2016 was $(3,793,967) and $(10,144,168) respectively.

Liquidity and Capital Resources

At September 30, 2017, the Company had negative working capital of $3,543,907, as compared to $4,126,519 at September 30, 2016. During the nine months ended September 30, 2017 the Company experienced negative cash flow from operations of $1,124,282, received $2,800 for investing activities and added $1,115,703 of cash flows from financing activities. As of September 30, 2017, the Company had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $1,645,825 for the nine month period ending September 30, 2016 to $1,124,282 for the nine month period ending September 30, 2017. Cash used in operating activities was primarily a result of the Company’s net loss and the non-cash gain (loss) on derivative liability, partially offset by non-cash item amortization of convertible debt discount, and depreciation, included in that net loss and preferred and common stock issued for services and other expenses. The Company had no cash used in investing activities for the nine month period ended September 30, 2017 and received $2,800 in investing activities for the nine month period ending September 30, 2017. Cash provided from financing activities decreased from $1,466,808 for the nine month period ending September 30, 2016 to $1,124,282 for the nine month period ending September 30, 2017. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt.

The Company has generated material operating losses since inception. The Company had a net loss of $3,793,967 for the nine months ended September 30, 2017, and $10,144,168 for the nine months ended September 30, 2016. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

The Company requires at least $1.5 million per year to maintain current operating activities. Over the next 12-24 months, the Company believes it will cost approximately $5 million to $10 million to fund: (1) the FDA approval process and initial deployment of the brachytherapy products and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12-24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended September 30, 2017, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the condensed financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 9, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ending September 30, 2017 the Company issued 743,699 shares of its Series A Preferred as loan fees on Debentures totaling $3,019,256 of Debentures.

During the nine months ending September 30, 2017 the Company issued 1,298,677 common shares in satisfaction of $232,481 of accounts payable.

During the nine months ending September 30, 2017 the Company issued 2,100,000 common shares and 160,000 Series A Preferred shares in satisfaction of $272,164 of accrued payroll.

During the nine months ending September 30, 2017 the Company issued 183,279 Series A Preferred shares in satisfaction of $115,587 of accrued payroll and $67,692 of accounts payable owed to officers of the Company.

During the nine months ending September 30, 2017 the Company issued 3,040,239 common shares in satisfaction of $358,860 of convertible note payable including $36,479 of accrued interest, resulting in a $134,487 net loss on debt extinguishment.

During the nine months ending September 30, 2017 the Company issued 1,918,750 common shares for services valued at $226,160.

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

ADVANCED MEDICAL ISOTOPE CORPORATION

Date: November 13, 2017	By:	/s/ Michael Korenko
	Name:	Michael Korenko
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

