Form 10-K/A
period 2016-12-31
VIVOS INC
filed 2018-01-25
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 0-53497

VIVOS INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

719 Jadwin Avenue ● Richland, Washington 99352
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 23, 2018, there were 65,695,213 shares of the registrant’s Common Stock and 3,778,622 shares of the registrant’s Series A Convertible Preferred Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Vivos Inc., formerly known as Advanced Medical Isotope Corp. (the “Company,” “our” or “we”), for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on March 9, 2017 (the “Original Filing”). The purpose of this Amendment is to amend and restate certain narrative disclosures contained in the Original Filing, including Items 1, 1A, 7, 9A, 10, 11, 12, 15, and Footnotes to Consolidated Financial Statements, in response to certain comments received by the Company from the SEC with respect to the Original Filing. In addition, we have updated the Original Filing to reflect the change in the Company’s name. Other than with respect to the foregoing, this Amendment does not modify or update in any way the disclosures made in the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing on March 9, 2017. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original Filing, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

i

Vivos Inc.

Report on Form 10-K

ii

PART I

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this Form 10-K report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Vivos Inc. believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Form 10-K report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Form 10-K, as well as other cautionary language in this Form 10-K report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

ITEM 1. BUSINESS.

Vivos Inc. (the “Company” or “we”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On December 28, 2017, the Company changed its name from Advanced Medical Isotope Corp. to Vivos Inc. The Company has authorized capital of 2,000,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

Our principal place of business is 719 Jadwin Avenue, Richland, Washington 99352. Our telephone number is (509) 736-4000. Our corporate website address is http://www.radiogel.com. Our common stock is currently listed for quotation on the OTC Pink Marketplace under the symbol “RDGL.”

Overview

The Company is a radiation oncology medical device company engaged in the development of its yttrium-90 based brachytherapy device, RadioGel™, for the treatment of non-resectable tumors. A prominent team of radiochemists, scientists and engineers, collaborating with strategic partners, including national laboratories, universities and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

The Company’s current focus is on the development of our RadioGel™ device candidate, including obtaining approval from the Food and Drug Administration (“FDA”) to market and sell RadioGel™ as a Class II medical device. RadioGel™ is an injectable particle-gel for brachytherapy radiation treatment of cancerous tumors in people and animals. RadioGel™ is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small, one micron, yttrium-90 phosphate particles (“Y-90”). Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactively drops to 5% of its original value after ten days.

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

The Company is currently focusing on obtaining approval from the FDA to market and sell RadioGel™ as a Class II medical device. The Company first requested FDA approval of RadioGel™ in June 2013, at which time the FDA classified RadioGel™ as a medical device. The Company then followed with a 510(k) submission which the FDA responded, in turn, with a request for a physician letter of substantial equivalence and a reformatted 510(k) summary, which the Company provided in January 2014. In February 2014, the FDA ruled the device as not substantially equivalent due to a lack of a predicate device and it was therefore classified as a Class III device. Class III devices are generally the highest risk devices and are therefore subject to the highest level of regulatory review, control and oversight. Class III devices must typically be approved by the FDA before they are marketed. Class II devices represent lower risk devices than Class III and require fewer regulatory controls to provide reasonable assurance of the device’s safety and effectiveness. In contrast, Class I devices are deemed to be lower risk than Class II or III, and are therefore subject to the least regulatory controls.

The Company is currently developing test plans to address issues raised by the FDA in connection with the Company’s previous submissions regarding RadioGel™, including developing specific test plans and specific indication of use. The Company intends to request that the FDA grant approval to re-apply for de novo classification of RadioGel™, which would reclassify the device from a Class III device to a Class II device, further simplifying the path to FDA approval. In the event the FDA denies the Company’s application and subsequently determines during the de novo review that RadioGel™ cannot be classified as a Class I or Class I1 device, the Company will then need to submit a pre-market approval application to obtain the necessary regulatory approval as a Class III device. See also Business – Regulatory History for a discussion regarding the Company’s application for FDA approval of RadioGel™.

IsoPet Solutions

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

Regulatory History

RadioGel™ has a long regulatory history with the FDA. Initially, the Company submitted a presubmission (Q130140) to obtain FDA feedback about the proposed product. The FDA requested that the Company file a request for designation with the Office of Combination Products (RFD130051), which led to the determination that RadioGel™ is a device to be reviewed and regulated by the Center for Devices and Radiological Health (CDRH). The Company then submitted a 510(k) notice for RadioGel™ (K133368), which was found Not Substantially Equivalent due to the lack of a suitable predicate, and RadioGel™ was assigned to the Class III product code NAW (microspheres). Class III products or devices are generally the highest risk devices and are therefore subject to the highest level of regulatory review, control and oversight. Class III products or devices must typically be approved by FDA before they are marketed. Class II devices represent lower risk products or devices than Class III and require fewer regulatory controls to provide reasonable assurance of the product’s or device’s safety and effectiveness. In contrast, Class I products and devices are deemed to be lower risk than Class I or II and are therefore subject to the least regulatory controls.

A presubmission meeting (Q140496) was held with the FDA on June 17, 2014, during which the FDA maintained that RadioGel™ should be considered a Class III device and therefore subject to pre-market approval. On December 29, 2014, the Company submitted a de novo petition for RadioGel™ (DEN140043). The de novo petition was denied by the FDA on June 1, 2015, with the FDA providing numerous comments and questions. On September 29, 2015, the Company submitted a follow-up pre-submission informational meeting request with the FDA (Q151569). At such meeting on November 9, 2015, the FDA indicated acceptance of the Company’s applied dosimetry methods and clarified the FDA’s outstanding questions regarding RadioGel™. The Company intends to prepare a new pre-submission to obtain FDA feedback on the proposed testing to address the concerns raised by the FDA staff, as well as the suitability of RadioGel™ for de novo reclassification.

In the event the FDA denies the Company’s application for de novo review, and therefore determines that RadioGel™ cannot be classified as a Class I or Class I1 device, the Company will then need to submit a pre-market approval application to obtain the necessary regulatory approval as a Class III device.

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

The Company’s IsoPet operating division focuses on the veterinary oncology market. Dr. Alice Villalobos, a founding member of the Veterinary Cancer Society and the Chair of our Veterinary Medicine Advisory Board, has been providing guidance to management regarding this market. The Veterinary Medicine Advisory Board gives us recommendations regarding the overall strategy for our animal business sector. Specifically, they recommended the university veterinary hospitals for demonstration therapies, the specific cancers to be treated, and have provided business contact information to the private clinics.

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

The engagement with each university hospital includes: (i) an agreement of interest; (ii) the creation of detailed protocols defining the specific cancers to be treated and the recommended therapy procedures; (iii) submittal of the protocols to the internal independent review committee that addresses safety and animal welfare; and (iv) the execution of a formal contact. Washington State University has completed all four steps and is treating cats for feline sarcoma. The remaining university hospitals are in combined steps (ii) and (iii).

Pursuant to the terms of the contract with Washington State University, it will be responsible for conducting studies regarding studies regarding in vivo dosimetry and toxicity of intralesional Y-90 phosphate nanoparticles for the treatment of spontaneous canine sarcomas and equine sarcoids. The term of the contract is October 1, 2016 through February 1, 2018. The Company provides the university with the RadioGel required to complete the studies, as well as technical support for dosimetry calculations. All payments provided to Washington State University in relation to the contract shall be made by Washington State Life Sciences Discovery Fund pursuant to a grant, and shall not be paid by the Company.

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

Raw Materials

The Company currently subcontracts the manufacturing of RadioGel™ at IsoTherapeutics. Perkin Elmer Inc., the only supplier of Y-90 in the United States, is the sole supplier of the Y-90 used by IsoTherapeutics to manufacture the Company’s RadioGel™. The Company obtains supplies, hardware, handling equipment and packaging from several different U.S. suppliers.

Customers

The Company anticipates that potential customers for our potential brachytherapy products likely would include those institutions and individuals that currently purchase brachytherapy products or other oncology treatment products.

Government Regulation

The Company’s present and future intended activities in the development, manufacturing and sale of cancer therapy products, including RadioGel™, are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company’s therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by FDA. The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities.

In the United States, the FDA regulates, among other things, new product clearances and approvals to establish the safety and efficacy of these products. We are also subject to other federal and state laws and regulations, including the Occupational Safety and Health Act and the Environmental Protection Act.

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

In the United States, medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. Most Class I devices are exempt from premarket notification 510(k); most Class II devices require premarket notification 510(k); and most Class III devices require premarket approval. RadioGel™ is currently classified as a Class III device.

Approval of new Class III medical devices is a lengthy procedure and can take a number of years and require the expenditure of significant resources. There is a shorter FDA review and clearance process for Class II medical devices, the premarket notification or 510(k) process, whereby a company can market certain Class II medical devices that can be shown to be substantially equivalent to other legally marketed devices.

The Company intends to apply for a de novo with an anticipated expenditure of $4.0 million over the next four years. This expenditure estimate includes anticipated costs associated with in vitro and in vivo pre-clinical testing, our application for an Investigational Device Exemption, Phase I and Phase II clinical trials and our application for a de novo.

As a registered medical device manufacturer with the FDA, we are subject to inspection to ensure compliance with FDA’s current Good Manufacturing Practices, or cGMP. These regulations require that we and any of our contract manufacturers design, manufacture and service products, and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control, and service activities. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) premarket notification for any significant product modification.

The Medical Device Reporting regulation requires that we provide information to the FDA on deaths or serious injuries alleged to be associated with the use of our devices, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur. Labeling and promotional activities are regulated by the FDA and, in some circumstances, by the Federal Trade Commission.

As a medical device manufacturer, we are also subject to laws and regulations administered by governmental entities at the federal, state and local levels. For example, our facility is licensed as a medical device manufacturing facility in the State of Washington and is subject to periodic state regulatory inspections. Our customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

In the United States, as a manufacturer of medical devices and devices utilizing radioactive byproduct material, we are subject to extensive regulation by not only federal governmental authorities, such as the FDA and FAA, but also by state and local governmental authorities, such as the Washington State Department of Health, to ensure such devices are safe and effective. In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission (“NRC”), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. RadioGel™ constitutes both medical devices and radioactive sealed sources and are subject to these regulations.

Moreover, our use, management, and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we are in compliance with all federal and state regulations for this purpose.

Environmental Regulation

Our business does not require us to comply with any extraordinary environmental regulations.

Employees

As of December 31, 2016, the Company had three full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel, and believes its relations with its personnel are good.

Available Information

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the United States Securities and Exchange Commission (the “SEC”). Persons may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time. Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Moreover, the Company maintains a website at http://www.radiogel.com that contains important information about the Company, including biographies of key management personnel, as well as information about the Company’s business. This information is publicly available and is updated regularly. The content on any website referred to in this Form 10-K report is not incorporated by reference into this Form 10-K report, unless (and only to the extent) expressly so stated herein.

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

There is no assurance the FDA or other global regulatory authorities will grant the Company permission to market the Company’s brachytherapy Y-90 RadioGel™ device.

There is no assurance the FDA or other global regulatory authorities will grant the Company permission to market its brachytherapy Y-90 RadioGelTM device.

The Company has been working with the FDA to obtain clearance for its brachytherapy Y-90 RadioGelTM device, but no assurances have been received. On December 23, 2014, the Company announced that it submitted a de novo to the FDA for marketing clearance for its patented Y-90 RadioGelTM device pursuant to Section 513(f)(2) of the U.S. Food, Drug and Cosmetic Act (the “Act”). In June 2015, the FDA notified the Company the de novo was not granted. In February 2014, the FDA found the same device under Section 510(k) of the Act not substantially equivalent, and concluded that the device is classified by statute as a Class III medical device, unless the device is reclassified. The Company is seeking reclassification of the product to Class II. If the Company is successful in seeking reconsideration of the Company’s de novo application, as a regulatory matter, the device could be on an easier and faster path to market in the United States. However, there would still be the requirements to complete the in vitro and in vivo testing, and then some human clinical trials. That testing date is submitted in a de novo pre-market application and if accepted we could then go to market. As a practical matter, the Company would still need to secure funding and commercial arrangements before marketing could commence. If the de novo is declined and if the Company obtains funding to permit it to continue operations, the Company will explore steps toward seeking approval for the device as a Class III medical device. Generally, the time period and cost of seeking approval as a Class III medical device is materially greater than the time period and cost of seeking approval as a Class II medical device. If the Company seeks approval as a Class III device, human clinical trials will be necessary. Generally, human trials for Class III products are larger, of longer duration and costlier than those for Class II devices. If human clinical trials are necessary, there will be additional cost and time to reach marketing clearance or approval. Unless the Company obtains sufficient funding, it will be unable to do the foregoing activities. There can be no assurance that the product will be approved as either a Class II or Class III device by the FDA even if additional data is provided. There can be no assurance that the Company will receive FDA approval, or if it does, the timing thereof.

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

The Company is subject to potentially material liabilities related to the remediation of environmental hazards and to personal injuries or property damages that may be caused by hazardous substance releases and exposures. The Company is subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations can impose substantial fines and criminal sanctions for violations and can require installation of costly equipment or operational changes to limit emissions and/or decrease the likelihood of accidental hazardous substance releases. The Company expects to incur capital and operating costs to comply with these laws and regulations. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or new technology or information related to individual sites, or the imposition of new clean-up requirements or remedial techniques may require the Company to incur costs in the future that would have a negative effect on its financial condition or results of operations. Operational hazards could result in the spread of contamination within the Company’s facility and require additional funding to correct.

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

The Company’s business operates in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, future growth rates depend upon a number of factors, including the Company’s ability to (i) identify emerging technological trends in the Company’s target end-markets, (ii) develop and maintain competitive products, (iii) enhance the Company’s products by adding innovative features that differentiate the Company’s products from those of its competitors, and (iv) develop, manufacture and bring products to market quickly and cost-effectively. The Company’s ability to develop new products based on technological innovation can affect the Company’s competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in the Company’s business, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of the Company’s customers as fully as competitive offerings. In addition, the markets for the Company’s products may not develop or grow as it currently anticipates. The failure of the Company’s technologies or products to gain market acceptance due to more attractive offerings by the Company’s competitors could significantly reduce the Company’s revenues and adversely affect the Company’s competitive standing and prospects.

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

It is possible that the Company’s patented or other technologies may infringe on patents or other rights owned by others. The Company may have to alter its products or processes, pay licensing fees, defend infringement actions or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to the Company. Patent litigation is costly and time consuming, and the Company may not have sufficient resources to pursue such litigation. If the Company does not obtain a license under such patents, if it is found liable for infringement, or if it is not able to have such patents declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

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

Market and economic conditions affecting the costs of raw materials, utilities, energy costs, and infrastructure required to provide for the delivery of the Company’s products and services are beyond the Company’s control. Any disruption or halt in supplies, or rapid escalations in costs, could adversely affect the Company’s ability to manufacture products or to competitively price the Company’s products in the marketplace. To date, the ultimate impact of energy costs increases has been mitigated through price increases or offset through improved process efficiencies; however, continuing escalation of energy costs could have a negative impact upon the Company’s business and financial performance.

RISKS RELATED TO THE COMPANY’S COMMON STOCK

The Company’s common stock is currently quoted on the OTC Pink Marketplace. Failure to develop or maintain a more active trading market may negatively affect the value of the Company’s common stock, may deter some potential investors from purchasing the Company’s common stock or other equity securities, and may make it difficult or impossible for stockholders to sell their shares of common stock.

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

The Company had 37,541,697 shares of common stock outstanding on March 6, 2017. The Company also had outstanding on that date derivative securities consisting of options, warrants, and convertible notes that if they had been exercised and converted in full on March 6, 2017, would have resulted in the issuance of up to 11,637,245 additional shares of common stock. The issuance of shares upon the exercise of options or the conversion of convertible notes may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding common stock. Additionally, the Company has outstanding notes that if not prepaid by specific dates entitle the holder to convert the principal and accrued interest into common stock at 60% of the lowest trading price during the previous thirty-day trading period of the Company’s common stock prior to conversion as provided in the notes. See Note 11 of the footnotes to the Consolidated Financial Statements for the years ended December 31, 2016 and 2015 beginning on page F-2 of this report regarding the equity issuable upon conversion. The issuance of some or all of those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders. That agreement also provides for stock compensation for consulting services. The existence and terms of these derivative securities and other obligations may make it more difficult for the Company to raise additional capital through the sale of stock or other equity securities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the OTC Pink Marketplace under the symbol “RDGL.” The following table sets forth, in U.S. dollars the high and low closing prices for each of the calendar quarters indicated, as reported by the OTC Pink Marketplace for the past two fiscal years. The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions. All prices listed below reflect the Company’s 1:100 reverse stock split implemented on October 7, 2016.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under Equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	-		$-		3,993,868
Equity compensation plans not approved by stockholders	5,135,000		$0.15		-
Total	5,135,000	(1)	$0.15	(1)	-

(1)	In addition to the 2015 Plan (defined below), the Company has individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

2015 Omnibus Securities and Incentive Plan

In October 2015, our Board of Directors and stockholders approved the adoption of the 2015 Omnibus Securities and Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes an aggregate number of shares of common stock for issuance to all employees of the Company or any subsidiary of the Company, any non-employee director, consultants and independent contractors of the Company or any subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any subsidiary. The aggregate number of shares that may be issued under the Plan shall not exceed twenty percent (20%) of the issued and outstanding shares of common stock on an as converted primary basis on a rolling basis. For calculation purposes, the As Converted Primary Shares shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2015 Plan. As of December 31, 2016, the Converted Primary Shares calculation results in 9,835,788 aggregate shares that may be issued under the 2015 Plan. The 2015 Plan is administered by the Company’s Compensation Committee, who may issue awards in the form of stock options and/or restricted stock awards. As of December 31, 2016, no awards have been issued pursuant to the 2015 Plan.

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

Revenue

Consulting revenue was $8,108 and $24,108 for the years ended December 31, 2016 and 2015, respectively. Consulting revenue consists of the Company providing assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities.

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

Cash used in operating activities increased from $1,193,105 for the twelve-month period ending December 31, 2015 to $1,926,713 for the twelve-month period ending December 31, 2016. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, loss on preferred and common stock and stock options and warrants issued for services and other expenses, offset by the net gain and the gain realized from derivative liabilities and settlement of debt, preferred stock converted to common stock, and the penalties resulting from short term debt. Cash provided from financing activities increased from $1,371,934 for the twelve-month period ending December 31, 2015 to $1,775,570 for the twelve-month period ending December 31, 2016. The increase in cash provided from financing activities was primarily a result of increase in proceeds from related party notes, shareholder advances, and sale of preferred shares.

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

Contractual Obligations (payments due by period as of December 31, 2016)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
License Agreement with Battelle Memorial Institute	$100,000	$25,000	$25,000	$25,000	$25,000 per year
Corporate Office Lease – begins January 1, 2014	$18,000	$18,000	$-	$-	$-

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

On, August 18, 2016 (the “Resignation Date”), Haynie & Company, Salt Lake City, Utah, resigned as the Company’s independent registered public accounting firm. On September 1, 2016, the Company engaged Fruci & Associates II, PLLC (“Fruci”), as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from Haynie & Company to Fruci was approved unanimously by our Board of Directors.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2016, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Attestation Report of the Registered Public Accounting Firm

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

Thomas J. Clement, a director, joined the Company as a director in 2013. Mr. Clement has over 30 years’ experience in product development engineering, engineering management, and senior management. He has participated in two Company startups through full production. He was responsible for development of seven novel medical devices through commercial launch; one device was the leading royalty generator for the University of Washington for nearly ten years, and in another, generated revenues of more than $140 million for a leading medical device company. Mr. Clement since 2013 has held the position of Founder and CEO of Aquaduct Critical Care, Inc, a private, pre-revenue medical device company.

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

Fu-Min Su, Ph.D. was appointed as the Company’s Chief Radiochemist and Radiation Safety Officer in 2007. With over 20 years’ experience in medical isotope R&D and manufacturing, Dr. Su is also experienced in the area of coordinating and conducting clinical trials. He has worked as a senior scientist for a several bio-technology firms, including NeoRx Corporation from 1987 through 1998, Nycomed-Amersham Imaging in 1999, Bristol-Myers Squibb from 2000 to 2006, and Cellectar, LLC in 2007, during which time he developed various radiopharmaceuticals, isotope production methods and generator systems. Dr. Su has authored a number of scientific papers, and has written numerous abstracts for the Journal of Nuclear Medicine. He also holds several patents relating to radionuclide production and preparation. Dr. Su received his Ph.D. from the University of Washington.

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

Dr. Waltar earned his M.S. in Nuclear Engineering from M.I.T. and his PhD in Engineering Science from the University of California, Berkeley.

Nigel R. Stevenson, Ph.D., is a world-renowned expert in the production of medical isotopes. He holds a Ph.D. in Nuclear Physics from the University of London and has directed many corporate innovations for imaging and therapeutic nuclide agents. For the past five years he has served as Chief Operating Officer for Clear Vascular Inc. and was previously Chief Operating Officer of Trace Life Sciences, which produced a range of medical radiochemicals and radiopharmaceuticals. Prior to this, he had been VP Production and Research for Theragenics Corp. and directed operations in Atlanta for the world’s largest cyclotron facility (14 cyclotrons) that produced brachytherapy seeds. Dr. Stevenson was also Head of Isotope Production and Research at TRIUMF (Canadian National Accelerator Laboratory) where he managed the production of medical radioisotopes for MDS Nordion.

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

Medical and Veterinarian Advisory Boards

Dr. Barry D. Pressman MD, FACR - Chairman Medical Advisory Board. Dr. Pressman is Professor and Chairman of the S. Mark Taper Foundation Imaging Centre and Department, and Chief of the Section of Neuroradiology and Head and Neck Radiology at Cedars-Sinai Medical Center, located in Los Angeles, California.

Dr. Pressman is a past President of The American College of Radiology, the Western Neuroradiological Society, as well as past President of the California Radiological Society. Currently he is a member of the American Society of Neuroradiology and the American Society of Pediatric Neuroradiology.

Dr. Pressman earned his medical degree Cum Laude from Harvard Medical School after graduating Summa Cum Laude from Dartmouth College. After a surgical internship at Harvard’s Peter Bent Brigham Hospital in Boston, he completed a diagnostic radiology residency at Columbia-Presbyterian Medical Center in New York and a Neuroradiology fellowship at George Washington University Hospital. During this period, he wrote many original papers for Computer Tomography (CT).

Dr. Albert S. DeNittis MD, MS, FCPP - Medical Advisory Board. Dr. Albert S. DeNittis is currently is the Chief of Radiation Oncology at Lankenau Medical Center and Clinical Professor at Lankenau Institute for Medical Research in Wynnewood, Pennsylvania and the Director of Radiation Oncology at Brodesseur Cancer Center in New Jersey. He is also the Principal Investigator and in charge of a grant awarded by the NIH for its National Cancer Oncology Research Program (NCORP) at Main Line Health. Dr. DeNittis’ practice experience includes image-guided radiosurgery, stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image guided radiation therapy (IGRT), high-dose rate (HDR) brachytherapy, cranial and extracranial stereotactic radiosurgery, respiratory gating, and Cyberknife.

Dr. DeNittis has served on numerous regional, national and government committees related to key issues in Dr. DeNittis earned a BA and a MS at Rutgers University and a MD from the Robert Wood Johnson Medical School at the University of Medicine and Dentistry of New Jersey. He completed postdoctoral training internships and residency at the Department of Radiation Oncology at the Hospital of the University of Pennsylvania. Dr. DeNittis is board certified by the American Board of Radiology and Licensed in New Jersey and Pennsylvania.

Dr. Alice Villalobos, DVM, FNAP - Chair of the Veterinary Medicine Advisory Board. Dr. Alice Villalobos is a well-known pioneer in the field of cancer care for companion animals and a founding member of the Veterinary Cancer Society. A 1972 graduate of UC Davis, she completed Dr. Gordon Theilen’s first mock residency program in oncology and has served the profession by consulting, writing and lecturing in the rapidly growing field of veterinary oncology and end of life care.

Dr. Alice Villalobos is President Emeritus of the Society for Veterinary Medical Ethics, Past President of the American Association of Human Animal Bond Veterinarians and Chair of the Veterinary Academy for the National Academies of Practice. She operated Coast Pet Clinic/Animal Cancer Center for 25 years, which is now VCA Coast Animal Hospital. She is the author of numerous articles, papers, and including her classic veterinarian textbook, Canine and Feline Geriatric Oncology: Honoring the Human-Animal Bond. She has lectured worldwide on oncology, quality of life, the human-animal bond and end of life care and bioethics. She founded Pawspice, an end of life care program that embraces kinder, gentler palliative cancer medicine and integrative care for pets with cancer and terminal illness (www.Pawspice.com). Dr. Alice is Director of Animal Oncology Consultation Service in Woodland Hill, California and Pawspice at VCA Coast Animal Hospital in Hermosa Beach, California. Dr. Alice was elected 2016 Hermosa Beach Woman of the Year.

Dr. Villalobos’ role with the Company is to support the commercialization of the Company’s yttrium-90 brachytherapy products for use in companion animals.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve-month periods ended December 31, 2016 and 2015 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)(3)		Total ($)

Dr. Michael K. Korenko	2016	$-	(1)	$-		$-	$-		$-
CEO, President and Director	2015	$-	(1)	$-		$-	$-		$-

James C. Katzaroff	2016	$250,000	(2)	$-		$-	$408,165	(4)	$658,165
Former CEO and Chairman	2015	$250,000	(5)	$-		$-	$-		$250,000

L. Bruce Jolliff	2016	$180,000		$-			$110,389	(6)	$290,389
CFO	2015	$180,000	(7)	11,357	(8)	$-	$-		$190,357

(1) Mr. Korenko began serving as our Chief Executive Officer and President on December 14, 2016 and, as such, did not receive any compensation during 2016 or 2015.

(2) Mr. Katzaroff resigned as Chief Executive Officer in December 2016.

(3) The amounts in this column represent the grant date fair value of stock option awards, computed in accordance with FASB ASC Topic 718.

(4) In June 2016, Mr. Katzaroff received 100,000, three-year common stock options at $1.00, and 1,000,000, five-year common stock options at $0.50. Additionally, Mrs. Katzaroff received 100,000, five-year common stock options at $0.50, vested equally over 24 months. These options have a grant date fair value of $34,771 and $363,776, respectively.

(5) Of this amount, $150,000 was exchanged for 100,000 shares of Series A Preferred and $75,144 was not paid in 2015, but was accrued as of December 31, 2015.

(6) In June 2016, Mr. Jolliff received 240,000, five-year common stock options at $0.50 and another 240,000, five-year common stock options at $0.50 vesting equally over 24 months.

(7) Of this amount $112,500 was exchanged for 75,000 shares of Series A Preferred.

(8) Mr. Jolliff received the additional $11,357 in 2015 to compensate for additional duties performed that were not originally contemplated.

Narrative Disclosure to Summary Compensation Table

L. Bruce Jolliff. Mr. Jolliff has a May 2007 employment agreement with the Company that provides for a salary of $100,000 per year, which amount was increased on January 1, 2012 to $156,000, and again adjusted beginning January 1, 2013 to $180,000. In 2015, Mr. Jolliff received $67,500, and exchanged $112,500 for 75,000 shares of Series A Preferred. In 2016, Mr. Jolliff received $96,721 and an additional $83,279 was accrued as of December 31, 2016. The Company may terminate the agreement without cause at any time upon 30 days’ written notice. Upon termination, the Company will pay Mr. Jolliff a severance allowance of two month’s salary.

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

Compensation of Directors

The table below summarizes the compensation paid to our independent directors for the fiscal year ended December 31, 2016:

	Fees earned or paid in cash	Stock awards	Option awards (1)	Total
Name	($)	($)	($)	($)

Carlton M. Cadwell	$–	$–	$352	$352
Thomas J. Clement (2)	$–	$–	$352	$352

(1)	Represents the grant date fair value of stock option awards computed in accordance with FASB guidance, excluding the effect of estimated forfeitures under which the director has the right to purchase, subject to vesting, shares of the Company’s common stock.

(2)	Mr. Clement did not stand in reelection at the Company’s 2017 Annual meeting of Shareholders held on August 1, 2017.

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

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of our board of directors.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	169,839	0.5%
Carlton M. Cadwell (3)	1,268,844	3.4%
James C. Katzaroff (4)	1,409,860	3.7%
Thomas J. Clement (3)	100,000	0.3%
L. Bruce Jolliff (5)	635,034	1.7%
All Current Directors and Executive Officers as a group (5 individuals)	3,583,577	7.1%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc., 719 Jadwin Avenue, Richland, WA 99352, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust “) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on February 1, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on February 1, 2017, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and upon exercise of the options. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Mr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	Includes 100,000 shares each issuable under options to Mr. Cadwell and Mr. Clements.

(4)	Includes 1,232,500 shares issuable under options held by Mr. Katzaroff.

(5)	Includes 480,000 shares issuable under options held by Mr. Jolliff.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Cadwell Family Irrevocable Trust	148,309	4.5%
Carlton M. Cadwell	908,910	27.6%
James C. Katzaroff	-	-%
Thomas J. Clement	-	-%
L. Bruce Jolliff	114,700	3.5%
All Current Directors and Executive Officers as a group (5 individuals)	1,171,919	35.5%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc., 719 Jadwin Avenue, Richland, WA 99352, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust ”) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on February 13, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on February 13, 2017, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and upon exercise of the options. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Mr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

Changes in Control

The Company does not know of any arrangements, including any pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from Related Parties

Beginning in December, 2008, the Company has obtained financing from Carlton M. Cadwell, one of our directors and a beneficial owner of more than 10% of the Company’s common stock, in transactions which involved the Company’s issuance of convertible notes and common stock. On September 4, 2015, the Company exchanged $1,414,100 of convertible notes plus $810,538 of accrued interest into 148,311 shares of Series A Preferred and another $2,224,466 of convertible notes plus $889,838 of accrued interest into 207,620 shares of Series A Preferred. Additionally, the Company exchanged the remaining $906,572 of convertible notes plus $148,960 accrued interest into a $1,055,532 demand note, 8% interest rate, due on demand at any time after March 31, 2017. Such note was converted into 73,546 shares of Series A Preferred on May 19, 2016. At December 31, 2016 Mr. Cadwell has an aggregate total of $332,195 in promissory notes.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.	Financial Statements. The Vivos Inc. Balance Sheets as of December 31, 2016 and 2015, the Statements of Operations for the years ended December 31, 2016 and 2015, the Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and December 31, 2015, and the Statements of Cash Flows for the years ended December 31, 2016 and 2015, together with the notes thereto and the reports of Haynie & Company and with Fruci & Associates II as required by Item 8 are included in this 2016 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.3, 10.5, 10.7 and 10.10 relate to compensatory plans included or incorporated by reference as exhibits hereto.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3	Articles and Certificate of Merger of HHH Entertainment Inc. and Savage Mountain Sports Corporation, dated April 3, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.4	Articles and Certificate of Merger of Earth Sports Products Inc. and Savage Mountain Sports Corporation, dated May 11, 2000 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).

3.5	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.6	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.7	Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).
3.8	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series A Convertible Preferred Stock”, consisting of 2,500,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed June 30, 2015 (incorporated by reference to Exhibit 3.4).
3.9	Certificate of Amendment to the Certificate of Incorporation increasing the authorized series of “Series A Convertible Preferred Stock” to 5,000,000 shares, filed June 31, 2016 (incorporated by reference to Exhibit 3.5).
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.3	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.4	Employment Agreement dated May 16, 2007 with Leonard Bruce Jolliff (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.5	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.6	Employment Agreement dated January 15, 2008 with Dr. Fu-Min Su (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.7	Master Lease Agreement dated September 20, 2007 between BancLeasing, Inc. and Advanced Medical Isotope Corporation, and related documents (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A filed on December 2, 2011).
10.8	Lease Agreement dated July 17, 2007 between Robert L. and Maribeth F. Myers and Advanced Medical Isotope Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A filed on December 2, 2011).
10.9	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.10	Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.11	Memorandum of Agreement for Strategic Relationship dated August 19, 2011 between Advanced Medical Isotope Corporation and Spivak Management Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.12	2015 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed May 25, 2016).
10.13*	Amended and Restated License Agreement, dated March 14, 2017, by and among Battelle Memorial Institute and Advanced Medical Isotope Corporation.
10.14	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 21, 2016).
10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed November 21, 2016).
23	Consent of Independent Accountants, dated January 24, 2018
31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (4)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS INC.

Date: January 24, 2018	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 24, 2018	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 24, 2018	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 24, 2018	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Secretary and Chairman of the Board

Vivos Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Advanced Medical Isotope Corp.

We have audited the accompanying consolidated balance sheet of Advanced Medical Isotope Corp. as of December 31, 2016, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. Advanced Medical Isotope Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Isotope Corp. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC Spokane, WA

March 8, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Advanced Medical Isotope Corp.

We have audited the accompanying balance sheet of Advanced Medical Isotope Corp. as of December 31, 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Isotope Corp. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Advanced Medical Isotope Corporation

Consolidated Statements of Operations

	Year ended
	December 31,
	2016	2015
Consulting revenues	$8,108	$24,108

Operating expenses
Cost of materials	-	474
Sales and marketing expenses	284,138	-
Depreciation and amortization expense	2,947	5,672
Professional fees	2,068,796	741,375
Stock based compensation	675,324	80,635
Payroll expenses	652,877	679,259
Research and development	328,026	149,650
General and administrative expenses	432,470	408,306
Total operating expenses	4,444,578	2,065,371

Operating loss	(4,436,470)	(2,041,263)

Non-operating income (expense):
Interest expense	(6,259,467)	(3,196,153)
Gain on settlement of debt	3,108,342	3,562,067
Grant income	21,010	21,010
Gain (loss) on derivative liability	(2,244,353)	7,887,025
Loss on impaired assets	(43,957)	-

Non-operating income (expense), net	(5,418,425)	8,273,949

Income (loss) before income taxes	(9,854,895)	6,232,686

Income tax provision	-	-

Net income (loss)	$(9,854,895)	$6,232,686

Earnings (loss) per common share	$(0.46)	$0.34

Weighted average number of common shares outstanding	21,497,069	18,505,467

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Medical Isotope Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2014	17,053,825	17,054	34,068,009	(54,247,231)	(20,162,168)

Common stock issued for:
Exercise of options and warrants	1,995,000	1,995	(1,995)	-	-
Loan fees on convertible debt	43,326	43	6,344	-	6,387
Conversion of debt	920,516	920	108,892	-	109,812
Classified to liability due to lack of authorized shares	(43,326)	(43)	(598,943)	-	(598,986)
Options issued for services	-	-	80,635	-	80,635
Net income	-	-	-	6,232,686	6,232,686

Balances at December 31, 2015	19,969,341	$19,969	$33,662,942	$(48,014,545)	$(14,331,634)

Common stock issued for:
Exercise of options and warrants	30,644	31	(31)	-	-
Settlement of debt	563,523	564	70,299	-	70,863
Conversion of preferred stock	11,180,289	11,180	4,817,024	-	4,828,204
Classified to liability due to lack of authorized shares	-	-	852,092	-	852,092
Options and warrants issued for services	-	-	1,270,499	-	1,270,499
Net loss	-	-	-	(9,854,895)	(9,854,895)

Balances at December 31, 2016	31,743,797	31,744	40,672,825	(57,869,440)	(17,164,871)

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

Advanced Medical Isotope Corporation

Notes to Consolidated Financial Statements

For the years ended December 31, 2016 and 2015

NOTE 1: ORGANIZATION & BASIS OF PRESENTATION

Business Overview

The Company was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation, and on December 28, 2017, the Company began operating as Vivos Inc. The Company has authorized capital of 2,000,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

Our principal place of business is 719 Jadwin Avenue, Richland, WA 99352. Our telephone number is (509) 736-4000. Our corporate website address is http://www.radiogel.com. Our common stock is currently quoted on the OTC Pink Marketplace under the symbol “RDGL.”

The Company is a radiation oncology medical device company engaged in the development of its yttrium-90 based brachytherapy device RadioGel™ for the treatment of non-resectable tumors. A prominent team of radiochemists, scientists and engineers, collaborating with strategic partners, including national laboratories, universities and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

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

The Company is currently focusing on obtaining approval from the FDA to market and sell RadioGel™ as a Class II medical device. The Company first requested FDA approval of RadioGel™ in June 2013, at which time the FDA classified RadioGel™ as a medical device. The Company then followed with a 510(k) submission which the FDA responded, in turn, with a request for a physician letter of substantial equivalence and a reformatted 510(k) summary, which the Company provided in January 2014. In February 2014, the FDA ruled the device as not substantially equivalent due to a lack of a predicate device and it was therefore classified as a Class III device. Class III devices are generally the highest risk devices and are therefore subject to the highest level of regulatory review, control and oversight. Class III devices must typically be approved by the FDA before they are marketed. Class II devices represent lower risk devices than Class III and require fewer regulatory controls to provide reasonable assurance of the device’s safety and effectiveness. In contrast, Class I devices are deemed to be lower risk than Class II or III, and are therefore subject to the least regulatory controls.

The Company is currently developing test plans to address issues raised by the FDA in connection with the Company’s previous submissions regarding RadioGel™, including developing specific test plans and specific indication of use. The Company intends to request that the FDA grant approval to re-apply for de novo classification of RadioGel™, which would reclassify the device from a Class III device to a Class II device, further simplifying the path to FDA approval. In the event the FDA denies the Company’s application and subsequently determines during the de novo review that RadioGel™ cannot be classified as a Class I or Class I1 device, the Company will then need to submit a pre-market approval application to obtain the necessary regulatory approval as a Class III device. See also Business – Regulatory History for a discussion regarding the Company’s application for FDA approval of RadioGel™.

IsoPet Solutions

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

Regulatory History

RadioGel™ has a long regulatory history with the Food and Drug Administration (“FDA”). Initially, the Company submitted a presubmission (Q130140) to obtain FDA feedback about the proposed product. The FDA requested that the Company file a request for designation with the Office of Combination Products (RFD130051), which led to the determination that RadioGel™ is a device to be reviewed and regulated by the Center for Devices and Radiological Health (CDRH). The Company then submitted a 510(k) notice for RadioGel™ (K133368), which was found Not Substantially Equivalent due to the lack of a suitable predicate, and RadioGel™ was assigned to the Class III product code NAW (microspheres). Class III products or devices are generally the highest risk devices and are therefore subject to the highest level of regulatory review, control and oversight. Class III products or devices must typically be approved by FDA before they are marketed. Class II devices represent lower risk products or devices than Class III and require fewer regulatory controls to provide reasonable assurance of the product’s or device’s safety and effectiveness. In contrast, Class I products and devices are deemed to be lower risk than Class I or II, and are therefore subject to the least regulatory controls.

A presubmission meeting (Q140496) was held with the FDA on June 17, 2014, during which the FDA maintained that RadioGel™ should be considered a Class III device and therefore subject to pre-market approval. On December 29, 2014, the Company submitted a de novo petition for RadioGel™ (DEN140043). The de novo petition was denied by the FDA on June 1, 2015, with the FDA providing numerous comments and questions. On September 29, 2015, the Company submitted a follow-up pre-submission informational meeting request with the FDA (Q151569). At such meeting on November 9, 2015, the FDA indicated acceptance of the Company’s applied dosimetry methods and clarified the FDA’s outstanding questions regarding RadioGel™. The Company intends to prepare a new pre-submission to obtain FDA feedback on the proposed testing to address the concerns raised by the FDA staff, as well as the suitability of RadioGel™ for de novo.

In the event the FDA denies the Company’s application for de novo review, and therefore determines that RadioGel™ cannot be classified as a Class I or Class I1 device, the Company will then need to submit a pre-market approval application to obtain the necessary regulatory approval as a Class III device.

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

The MAB selected eighteen applications for RadioGel™, each of which meet the criteria described above. This large number confirms the wide applicability of the device and defines the path for future business growth. The Company intends to apply to the FDA for a single Indication for Use, followed by subsequent applications for additional Indications for Use. We anticipate that this initial application will facilitate each subsequent application for additional Indications for Use, and the testing for many of the subsequent applications could be conducted in parallel, depending on available resources.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	December 31, 2016	December 31, 2015
Book income (loss)	$(3,350,700)	$2,119,100
Grant income	(7,100)	(7,100)
Depreciation	(25,300)	(41,500)
Intangible asset impairment	12,100	-
Related party accrual	65,900	(516,100)
Meals and entertainment	1,600	1,600
Stock for services	341,300	113,900
Options expense	229,600	9,700
Non-cash interest expense	1,976,300	581,500
Other non-deductible expenses	(90,600)	(3,112,100)
Valuation allowance	846,900	851,000
Income tax expense	$-	$-

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

NOTE 11: STOCKHOLDERS’ EQUITY

Common Stock

 The Company has 2,000,000,000 shares of common stock authorized, with a par value of $0.001, and as of December 31, 2016 and 2015, the Company has 31,743,797 and 19,969,341 shares issued and outstanding, respectively. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

Preferred Stock

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

We currently have one series of preferred stock authorized, the Series A Preferred. The following is a summary of the rights and preferences of the Series A Preferred, which summary is not meant to be a complete description of those terms. For a complete description of the rights and preferences attributable to the Series A Preferred, please see the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Series A Certificate of Designation”), attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2015.

Series A Convertible Preferred Stock

In June 2015, the Series A Certificate of Designation was filed with the Delaware Secretary of State to designate 2.5 million shares of our preferred stock as Series A Preferred. Effective March 31, 2016, the Company amended the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred of the Registrant, increasing the maximum number of shares of Series A Preferred from 2,500,000 shares to 5,000,000 shares. The following summarizes the current rights and preferences of the Series A Preferred:

Liquidation Preference. The Series A Preferred has a liquidation preference of $5.00 per share.

Dividends. Shares of Series A Preferred do not have any separate dividend rights.

Conversion. Subject to certain limitations set forth in the Series A Certificate of Designation, each share of Series A Preferred is convertible, at the option of the holder, into that number of shares of common stock (the “Series A Conversion Shares”) equal to the liquidation preference thereof, divided by Conversion Price (as such term is defined in the Series A Certificate of Designation), currently $0.50.

In the event the Company completes an equity or equity-based public offering, registered with the SEC, resulting in gross proceeds to the Company totaling at least $5.0 million, all issued and outstanding shares of Series A Preferred at that time will automatically convert into Series A Conversion Shares.

Redemption. Subject to certain conditions set forth in the Series A Certificate of Designation, in the event of a Change of Control (defined in the Series A Certificate of Designation as the time at which as a third party not affiliated with the Company or any holders of the Series A Preferred shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent 50% of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series A Preferred in cash at a price per share of Series A Preferred equal to 100% of the Liquidation Preference.

Voting Rights. Holders of Series A Preferred are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of five (5) votes for every Series A Conversion Share issuable upon conversion of such holder’s outstanding shares of Series A Preferred. However, the Series A Conversion Shares, when issued, will have all of the same voting rights as other issued and outstanding common stock of the Company, and none of the rights of the Series A Preferred.

Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation ”), the holders of Series A Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series A Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company is insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Certain Price and Share Adjustments.

a) Stock Dividends and Stock Splits. If the Company (i) pays a stock dividend or otherwise makes a distribution or distributions payable in shares of common stock on shares of common stock or any other common stock equivalents; (ii) subdivides outstanding shares of common stock into a larger number of shares; (iii) combines (including by way of a reverse stock split) outstanding shares of common stock into a smaller number of shares; or (iv) issues, in the event of a reclassification of shares of the common stock, any shares of capital stock of the Company, then the conversion price shall be adjusted accordingly.

b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the Common Stock is converted into or exchanged for securities, cash or other property than each share of Series A Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of common stock issuable upon conversion of one share of Series A Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

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

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2014	23,107,701	$0.01-25	2.86 years	$-	$1

Warrants granted	312,500	$0.10-0.15	2.94 years		$0.13
Warrants exercised	(2,856,041)	$0.30	-		$0.30
Warrants adjusted (1)	(13,601,951)	$0.10-0.15	-		$0.01
Warrants expired/cancelled	(158,706)	$6.00-25.00	-		$8.76

Balance at December 31, 2015	6,803,503	$0.1-10	1.90 years	$2,052,699	$0.81

Warrants granted	233,334	$0.40	1.71 years		$0.34
Warrants exercised	(202,500)	$0.10	-		$0.10
Warrants expired/cancelled	(3,254,832)	$0.01-6.00	-		$0.13

Balance at December 31, 2016	3,579,505	$0.01-10	0.52 years	$749	$4.45

Exercisable at December 31, 2016	3,579,505	$0.01-10	0.52 years	$749	$4.45

(1)	Based upon Delaware law and on the terms and conditions set forth in the applicable warrant agreement, any adjustments to the warrants were limited to a floor price of $0.001. Pursuant to the defective warrant exercise notice using an exercise price below $0.001, the Company issued at total of 1,473,777 shares of common stock to the warrant holders, which the Company believes are voidable, and also recorded 16,009,450 warrants outstanding to the holder on the Company’s financial statements for the year ended December 31, 2014, and for the periods ending March 31 and June 30, 2015. Management believes that the warrants were recorded in error during the periods presented, and has recorded the revised number of warrants outstanding at September 30, 2015 at 2,407,500, which reflects the number of shares of common stock purchase warrants outstanding and exercisable under the terms of the warrants at an exercise price of $0.001 per share. This net adjustment of 13,601,951 warrants has been reflected in the schedule for the twelve months ending December 31, 2015. The Company reached a Settlement Agreement in 2016 with this warrant holder to cancel all the remaining 2,407,500 warrants in exchange for 50,000 shares of Series A Preferred.

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

