Form 10-K
period 2017-12-31
VIVOS INC
filed 2018-04-02
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 0-53497

VIVOS INC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,972,034. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 28, 2018, there were 71,447,213 shares of the registrant’s Common Stock and 3,204,422 shares of the registrant’s Series A Convertible Preferred Stock outstanding.

VIVOS INC

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

The Company’s current focus is on the development of our RadioGel™ device candidate, including obtaining approval from the Food and Drug Administration (“FDA”) to market and sell RadioGel™ as a Class II medical device. RadioGel™ is an injectable particle-gel for brachytherapy radiation treatment of cancerous tumors in people and animals. RadioGel™ is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small, one micron, yttrium-90 phosphate particles (“Y-90”). Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactivity drops to 5% of its original value after ten days.

The Company’s lead brachytherapy products, including RadioGel™, incorporate patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted the Company an exclusive license to patents covering the manufacturing, processing and applications of RadioGel™ (the “Battelle License”). This exclusive license is to terminate upon the expiration of the last patent included in this agreement. Other intellectual property protection includes proprietary production processes and trademark protection in 17 countries. The Company plans to continue efforts to develop new refinements on the production process, and the product and application hardware, as a basis for future patents.

Regulatory History

Human Therapy

RadioGel™ has a long regulatory history with the Food and Drug Administration (“FDA”). Initially, the Company submitted a presubmission (Q130140) to obtain FDA feedback about the proposed product. The FDA requested that the Company file a request for designation with the Office of Combination Products (RFD130051), which led to the determination that RadioGel™ is a device for human therapy for non-resectable cancers, which must be reviewed and ultimately regulated by the Center for Devices and Radiological Health (“CDRH”). The Company then submitted a 510(k) notice for RadioGel™ (K133368), which was found Not Substantially Equivalent due to the lack of a suitable predicate, and RadioGel™ was assigned to the Class III product code NAW (microspheres). Class III products or devices are generally the highest risk devices and are therefore subject to the highest level of regulatory review, control and oversight. Class III products or devices must typically be approved by FDA before they are marketed. Class II devices represent lower risk products or devices than Class III and require fewer regulatory controls to provide reasonable assurance of the product’s or device’s safety and effectiveness. In contrast, Class I products and devices are deemed to be lower risk than Class I or II, and are therefore subject to the least regulatory controls.

A pre-submission meeting (Q140496) was held with the FDA on June 17, 2014, during which the FDA maintained that RadioGel™ should be considered a Class III device and therefore subject to pre-market approval. On December 29, 2014, the Company submitted a de novo petition for RadioGel™ (DEN140043). The de novo petition was denied by the FDA on June 1, 2015, with the FDA providing numerous comments and questions. On September 29, 2015, the Company submitted a follow-up pre-submission informational meeting request with the FDA (Q151569). This meeting took place on November 9, 2015, at which the FDA indicated acceptance of the Company’s applied dosimetry methods and clarified the FDA’s outstanding questions regarding RadioGel™. Following the November 2015 pre-submission meeting, the Company prepared a new pre-submission package to obtain FDA feedback on the proposed testing methods, intended to address the concerns raised by the FDA staff and to address the suitability of RadioGel™ for de novo reclassification. This pre-submission package was presented to the FDA in a meeting on August 29, 2017. During the August 2017 meeting, the FDA clarified their position on the remaining pre-clinical testing needed for RadioGel™. Specifically, the FDA addressed proposed dosimetry calculating techniques, dosimetry distribution between injections, hydrogel viscoelastic properties, and the details of the Company’s proposed animal testing.

The Company believes that its submissions to the FDA to date have taken into account all the FDA staff’s feedback over the past three years. Of particular importance, the Company has provided corresponding supporting data for proposed future testing of RadioGel™ to address any remaining questions raised by the FDA. We believe, although no assurances can be given, that the clinical testing modifications presented to the FDA in August 2017 will result in a de novo reclassification for RadioGel™ by the FDA. In addition, in previous FDA submittals, the Company proposed applying RadioGel™ for a very broad range of cancer therapies, referred to as Indication for Use. The FDA requested that the Company reduce its Indications for Use. To comply with that request, the Company expanded its Medical Advisory Board (“MAB”) and engaged doctors from respected hospitals who have evaluated the candidate cancer therapies based on three criteria: (1) potential for FDA approval and successful therapy; (2) notable advantage over current therapies; and (3) probability of wide spread acceptance by the medical community.

The MAB selected eighteen applications for RadioGel™, each of which meet the criteria described above. This large number confirms the wide applicability of the device and defines the path for future business growth. The Company’s application establishes a single Indication for Use - treatment of basal cell and squamous cell skin cancers. We anticipate that this initial application will facilitate each subsequent application for additional Indications for Use, and the testing for many of the subsequent applications could be conducted in parallel, depending on available resources.

In the event the FDA denies the Company’s application for de novo review, and therefore determines that RadioGel™ cannot be classified as a Class I or Class I1 device, the Company will then need to submit a pre-market approval application to obtain the necessary regulatory approval as a Class III device.

Animal Therapy

As noted above, the Office of Combination Products previously classified RadioGelTM as a device for human therapy for non-sectable cancers. In January 2018, the Center for Veterinary Medicine Product Classification Group ruled that RadioGelTM should be classified as a device for animal therapy of feline sarcomas and canine soft tissue sarcomas. In addition, the FDA also reviewed and approved our label, which is a requirement for any device used in animals. We expect the result of such classification and label approval is that no additional regulatory approvals are necessary for the use of RadioGelTM for the treatment of skin cancer in animals.

Based on the FDA’s recommendation, RadioGelTM will be marketed as “IsoPet™” for use by veterinarians to avoid any confusion between animal and human therapy. The Company already has trademark protection for the “IsoPet™” name. IsoPet™ and RadioGelTM are used synonymously throughout this document. As we stated the only distinction between the two is the FDA’s recommendation we use IsoPet™ for all veterinarian usage and reserve RadioGelTM for human therapy.

IsoPet Solutions

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with four different university veterinarian hospitals on RadioGel™ testing and therapy. Colorado State University demonstrated the procedures and the CT and PET-CT imaging of RadioGelTM. Washington State University treated five cats for feline sarcoma. They concluded that the product was safe and effective in killing cancer cells. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting early in 2019. The safety review at UC Davis is almost completed. They will be treating prostate and liver cancer in canines in 2019.

These animal therapies will generate the additional data required by the private veterinary clinics to assure them of the safety and efficacy of IsoPet™ to complement the previous work at Washington State University.

The Company anticipates that future profit will be derived from direct sales of RadioGel™ (under the name IsoPet™) and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally.

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

Medical Sector

Brachytherapy is the use of radiation to destroy cancerous tumors by placing a radiation source inside or next to the treatment area. According to the 2014 MEDraysintell report, the global market for brachytherapy reached US$ 680 million in 2013 and is projected to reach $2.4 billion by 2030. It is estimated that the U.S. market represents approximately half of the global market. The Company believes there are significant opportunities in prostate, breast, liver, pancreatic, head and neck cancers. The 2014 U.S. estimated new cases of cancer according to the American Cancer Society are 233,000 prostate, 235,000 breast, 31,000 liver, and 46,000 pancreas.

RadioGel™ is currently fully developed, requiring only FDA approval before commercialization. The Company has been seeking FDA approval of RadioGel™ for almost four years. The principal issue preventing approval is that the Company attempted to obtain regulatory approval for a broad range of Indications for Use, including all non-resectable cancers, without sufficient supporting data.

Building on the FDA’s ruling of RadioGel™ as a device, the Company is currently developing test plans to address issues raised in the Company’s prior FDA submittal regarding RadioGel™. The Company intends to request FDA approval to submit RadioGel™ for de novo classification, which would reclassify the device from a Class III device to a Class II device and accelerate the regulatory approval path.

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

In previous submittals, the Company proposed applying a very broad range of cancer therapies, referred to as Indications for Use, to RadioGel™. The FDA has strongly advised the Company to reduce its Indications for Use. To comply with that request, the Company has expanded its MAB, consisting of Drs. Barry D. Pressman (Chairman), Albert DeNittis, and Howard Sandler.

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

●	Skin cancer	●	Non-dendritic brain
●	Involved lymph nodes	●	Pediatric cancers – several types
●	Bladder	●	Rectal
●	Liver	●	Gynecological
●	Localized prostate	●	Spinal
●	Pancreas	●	Recurrent esophageal
●	Head and neck (including sino-nasal and oropharyngeal)	●	Breast cancer resection cavity
●	Ocular melanoma	●	Anaplastic thyroid

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

Veterinary Sector

There are about 150 million pet dogs and cats in the United States. Nearly one-half of dogs and one-third of cats are diagnosed with cancer at some point in their lifetime. The Veterinary Oncology & Hematology Center in Norwalk, Connecticut, reports that cancer is the number one natural cause of death in older cats and dogs, accounting for nearly 50 percent of pet deaths each year. The American Veterinary Medical Association reports that half of the dogs ten years or older will die because of cancer. The National Cancer Institute reports that about six million dogs are diagnosed with cancer each year, translating to more than 16,000 a day. The average cost of treating tumors in dogs using radiation is $5,000 to $7,000, according to petcarerx.com.

The Company’s IsoPet™ operating division focuses on the veterinary oncology market. Dr. Alice Villalobos, a founding member of the Veterinary Cancer Society and the Chair of our Veterinary Medicine Advisory Board, has been providing guidance to management regarding this market. The Veterinary Medicine Advisory Board gives us recommendations regarding the overall strategy for our animal business sector. Specially, they recommended the university veterinary hospitals for demonstration therapies, the specific cancers to be treated, and have provided business contact information to the private clinics.

Development of the product and application techniques and animal testing is allowed under FDA regulation. Commercial sales of RadioGelTM for animals requires confirmation by the FDA Center for Veterinary Medicine (“CVM”). In January 2018, the Center for Veterinary Medicine Product Classification Group, the entity within the CVM that is responsible for determining the classification of a product, ruled that RadioGelTM should be classified as a device for animal therapy of feline sarcomas and canine soft tissue sarcomas. In addition, the FDA reviewed and approved our label, which is a requirement for any device used in animals. The result of such classification and label approval is that no additional regulatory approvals are necessary for the use of RadioGelTM for the treatment of skin cancer in animals.

The Company currently intends to utilize university veterinary hospitals for therapy development, given that veterinary hospitals offer superior and plentiful veterinarians and students, a large number of animal patients, radioactive material handling licenses, and are respected by private veterinary centers and hospitals.

The Company has worked with four different university veterinarian hospitals on RadioGel™ testing and therapy. Colorado State University demonstrated the procedures and the CT and PET-CT imaging of RadioGelTM. Washington State University treated four cats for feline sarcoma. They concluded that the product was safe and effective in killing cancer cells. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting early in 2019. The safety review at UC Davis is almost completed. They will be treating prostate and liver cancer in canines in 2019.

Pursuant to the terms of the grant with Washington State University, it will be responsible for conducting studies regarding in vivo dosimetry and toxicity of intralesional Y-90 phosphate nanoparticles for the treatment of spontaneous feline and canine sarcomas. The term of the grant is October 1, 2016 through January 31, 2018. The Company provides the university with the RadioGelTM required to complete the studies, as well as technical support for dosimetry calculations. All payments provided to Washington State University in relation to the grant shall be made by Washington State Life Sciences Discovery Fund pursuant to a grant, and shall not be paid by the Company. To compliment the grant, additional scope was added to explore the option of pre-mixing the vials prior to shipment and the Company was reimbursed $17,583 as a separate contract to the grant.

Pursuant to the terms of the contract with the University of Missouri, it will be responsible for conducting studies regarding in vivo dosimetry and toxicity of intralesional Y-90 phosphate nanoparticles for the treatment of soft tissue carcinoma and equine sarcoids. The term of the contract is November 1, 2017 through October 31, 2018. Project costs shall not exceed $74,009, and payments shall be made by the Company to the University of Missouri in the following installments: (i) 60% upon the date that the project commences, (ii) 50% six months thereafter, and (iii) the remaining 10% upon the Company’s receipt of the final report.

The Company is currently in negotiations with University of California Davis, and the parties have not yet entered into a formal contract. Although the Company anticipates that such contract will be executed in the near future, no assurances can be given that the Company will be successful.

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

Raw Materials

The Company currently subcontracts the manufacturing of RadioGelTM at IsoTherapeutics. PerkinElmer Inc., the only supplier of Y-90 in the United States, is the sole supplier of the Y-90 used by IsoTherapeutics to manufacture the Company’s RadioGel™. The Company obtains supplies, hardware, handling equipment and packaging from several different U.S. suppliers.

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

Environmental Regulation

Our business does not require us to comply with any extraordinary environmental regulations. Our RadioGel™ product is manufactured in an independently owned and operated facility. Any environmental effects or contamination event that could result would be from the shipping company during shipment and misuse by the treatment facility upon arrival.

Employees

As of December 31, 2017, the Company had two full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

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

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS

Our independent registered public accounting firms’ reports on its financial statements questions the Company’s ability to continue as a going concern.

The Company’s independent registered public accounting firms’ reports on the Company’s financial statements for the years ended December 31, 2017 and 2016 express doubt about the Company’s ability to continue as a going concern. The reports include an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and, based on its current operating levels, require additional capital or significant restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business. It is extremely remote that the Company could obtain any financing on any basis that did not result in considerable dilution for shareholders. Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on its ability to obtain debt or equity financing and may adversely impact its stock price.

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

The Company has generated material operating losses since inception. The Company has had recurring net losses since inception which has resulted in an accumulated deficit of $64,288,167 as of December 31, 2017, including a net loss of $6,418,727 for the year ended December 31, 2017 and a net loss of $9,854,895 for the year ended December 31, 2016. Historically, the Company has relied upon investor funds to maintain its operations and develop its business. The Company needs to raise additional capital within the next quarter from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all. If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

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

The Company has been working with the FDA to obtain clearance for its brachytherapy Y-90 RadioGelTM device, but no assurances have been received. On December 23, 2014, the Company announced that it submitted a de novo to the FDA for marketing clearance for its patented Y-90 RadioGelTM device pursuant to Section 513(f)(2) of the U.S. Food, Drug and Cosmetic Act (the “Act”). In June 2015, the FDA notified the Company the de novo was not granted. In February 2014, the FDA found the same device under Section 510(k) of the Act not substantially equivalent and concluded that the device is classified by statute as a Class III medical device, unless the device is reclassified. The Company is seeking reclassification of the product to Class II. If the Company is successful in seeking reconsideration of the Company’s de novo application, as a regulatory matter, the device could be on an easier and faster path to market in the United States. However, there would still be the requirements to complete the in vitro and in vivo testing, and then some human clinical trials. That testing date is submitted in a de novo pre-market application and if accepted we could then go to market. As a practical matter, the Company would still need to secure funding and commercial arrangements before marketing could commence. If the de novo is declined and if the Company obtains funding to permit it to continue operations, the Company will explore steps toward seeking approval for the device as a Class III medical device. Generally, the time period and cost of seeking approval as a Class III medical device is materially greater than the time period and cost of seeking approval as a Class II medical device. If the Company seeks approval as a Class III device, human clinical trials will be necessary. Generally, human trials for Class III products are larger, of longer duration and costlier than those for Class II devices. If human clinical trials are necessary, there will be additional cost and time to reach marketing clearance or approval. Unless the Company obtains sufficient funding, it will be unable to do the foregoing activities. There can be no assurance that the product will be approved as either a Class II or Class III device by the FDA even if additional data is provided. There can be no assurance that the Company will receive FDA approval, or if it does, the timing thereof.

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

The Company’s business is dependent upon the continued services of the Company’s Chief Executive Officer, Michael Korenko. Should the Company lose the services of Dr. Korenko, the Company’s operations will be negatively impacted.

The Company’s business is dependent upon the expertise of its Chief Executive Officer, Michael Korenko. Dr. Korenko is essential to the Company’s operations. Accordingly, an investor must rely on Dr. Korenko’s management decisions that will continue to control the Company’s business affairs. The Company does not maintain key man insurance on Dr. Korenko’s life. The loss of the services of Dr. Korenko would have a material adverse effect upon the Company’s business.

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

During 2014, the Company ceased all previous manufacturing and sales activities. Our sales for the year ended December 31, 2017 and 2016 consisted of only consulting revenue. The Company’s consulting revenues for the years ended December 31, 2017 and 2016 were made to one customer, and those sales constituted 100.0% of total revenues for those years. At such time as the Company recommences active operations, no assurances can be given that the Company will be successful in commercializing its products or expanding the number of customers purchasing its products and services.

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

There is only one supplier of Y-90 in the United States, requiring us to rely entirely on this supplier to provide the Y-90 particles needed to produce RadioGelTM. If we are unable to obtain a sufficient supply of Y-90 particles, we will not be able to proceed with our development of RadioGelTM and our business will be materially harmed.

The Company currently subcontracts the manufacturing of RadioGelTM at IsoTherapeutics. PerkinElmer Inc., the only supplier of Y-90 particles in the United States, is the sole supplier of the Y-90 used by IsoTherapeutics to manufacture the Company’s RadioGel™. In the event PerkinElmer is unable to satisfy our supply requirements or stope producing Y-90 particles, we will be unable to continue with development of RadioGel™ and our business would be materially harmed.

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

The Company faces an inherent business risk of exposure to product liability claims in the event that products supplied by the Company fail to perform as expected or such products result, or is alleged to result, in bodily injury. Any such claims may also result in adverse publicity, which could damage the Company’s reputation by raising questions about the safety and efficacy of its products and could interfere with its efforts to market its products. A successful product liability claim against the Company in excess of its available insurance coverage or established reserves may have a material adverse effect on its business. Although the Company currently maintains liability insurance in amounts it believes are commercially reasonable, any product liability the Company may incur may exceed its insurance coverage.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2017 and 2016, the Company’s internal control over financial reporting was ineffective. This material weakness was first identified in the Company’s Form 10-K/A amended annual report for the year ended December 31, 2008. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports. Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2017 and 2016. The Company needs to hire additional qualified accounting personnel in order to resolve this material weakness. The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

The Company may be unable to make timely license and patent payments

Patent costs associated with existing and new technology were significant; however, the licensing contract was re-negotiated to significantly reduce these costs. Existing patent and license fees must be paid for the Company to maintain rights to the technology. The Company would forfeit its exclusive rights to licensed technologies without paying patent and rights fees in a timely fashion. There is no assurance of sufficient capital to meet ongoing legal costs associated with the patent costs for the Company’s technology.

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

The Company relies upon trade secrets and other unpatented proprietary technology. The Company may not be able to adequately protect its rights with regard to such unpatented proprietary technology, or competitors may independently develop substantially equivalent technology. The Company seeks to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with its employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of the Company’s confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information, and as result the Company’s competitors could gain a competitive advantage.

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

The Company’s average daily volume of shares traded for the years ended December 31, 2017 and 2016 was 223,500 and 113,034, respectively. Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

The Company’s outstanding securities, the stock or securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 71,447,213 shares of common stock outstanding on March 28, 2018. The Company also had outstanding on that date derivative securities consisting of options, warrants, and convertible notes that if they had been exercised and converted in full on March 28, 2018, would have resulted in the issuance of up to 19,557,612 additional shares of common stock. The issuance of shares upon the exercise of options or the conversion of convertible notes may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding common stock. Additionally, the Company has outstanding notes that if not prepaid by specific dates entitle the holder to convert the principal and accrued interest into common stock at 60% of the lowest trading price during the previous thirty-day trading period of the Company’s common stock prior to conversion as provided in the notes. See Note 9 of the footnotes to the Financial Statements for the years ended December 31, 2017 and 2016 beginning on page [F-2] of this report regarding the equity issuable upon conversion. The issuance of some or all those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders. That agreement also provides for stock compensation for consulting services. The existence and terms of these derivative securities and other obligations may make it more difficult for the Company to raise additional capital through the sale of stock or other equity securities.

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

For the year ended December 31, 2017, the reported low closing price for the Company’s common stock was $0.02 per share, and the reported high closing price was $0.18 per share. For the year ended December 31, 2016, the reported low closing price for the Company’s common stock was $0.07 per share, and the reported high closing price was $0.96 per share. There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early stage companies, particularly early stage medical product companies. Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

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

ITEM 2. PROPERTIES.

The Company is headquartered in Richland, Washington. The Company was renting office space from a significant shareholder and director of the Company on a month-to-month basis with a monthly payment of $1,500. This rental agreement was terminated as of April 1, 2017.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the OTC Pink Marketplace under the symbol “RDGL.” The following table sets forth, in U.S. dollars the high and low closing prices for each of the calendar quarters indicated, as reported by the OTC Pink Marketplace for the past two fiscal years. Such OTC Pink quotations reflect inter-dealer prices, without markup, markdown or commissions and, particularly because our common stock is traded infrequently, may not necessarily represent actual transactions or a liquid trading market. All prices listed below reflect the Company’s 1:100 reverse stock split implemented on October 7, 2016.

	High	Low
2017
Quarter ended December 31	$0.09	$0.02
Quarter ended September 30	$0.11	$0.07
Quarter ended June 30	$0.16	$0.06
Quarter ended March 31	$0.18	$0.10

2016
Quarter ended December 31	$0.24	$0.07
Quarter ended September 30	$0.40	$0.14
Quarter ended June 30	$0.96	$0.20
Quarter ended March 31	$0.96	$0.07

Holders

As of March 28, 2018, we had 71,447,213 shares of common stock, par value $0.001 per share, issued and outstanding held by approximately 341 shareholders of record. Our transfer agent is American Registrar & Transfer Co., 1234 W South Jordan Pkwy Ste B3, South Jordan, UT 84095.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2017 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	-		$-		17,525,925
Equity compensation plans not approved by stockholders	1,401,824		$0.15		-
Total	1,401,824	(1)	$0.15	(1)	-

(1)	In addition to the 2015 Plan (defined below), the Company has individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

2015 Omnibus Securities and Incentive Plan

In October 2015, our Board of Directors and stockholders approved the adoption of the 2015 Omnibus Securities and Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes an aggregate number of shares of common stock for issuance to all employees of the Company or any subsidiary of the Company, any non-employee director, consultants and independent contractors of the Company or any subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any subsidiary. The aggregate number of shares that may be issued under the Plan shall not exceed twenty percent (20%) of the issued and outstanding shares of common stock on an as converted primary basis on a rolling basis. For calculation purposes, the As Converted Primary Shares shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2015 Plan. As of December 31, 2017 the Converted Primary Shares calculation results in 17,525,925 aggregate shares that may be issued under the 2015 Plan. The 2015 Plan is administered by the Company’s Compensation Committee, who may issue awards in the form of stock options and/or restricted stock awards. Effective December 31, 2017, an aggregate total of 6,820,000 restricted stock units (“RSUs”) under the 2015 Plan were authorized but as of March 28, 2018 have not been issued.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2017, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2017

During the months of October, November and December 2017, the Company issued 627,302 shares of Series A Preferred as loan fees for loan amendments.

During the month November 2017, the Company issued 100,000 shares of Series A Preferred as a commitment fee for a loan.

During the month December 2017, the Company issued 81,250 shares of common stock as payment to the Medical Advisory Board for services.

During the months of October, November and December 2017, the Company issued 5,325,400 shares of common stock in exchange for 532,540 shares of Series A Preferred.

Issuances Subsequent to December 31, 2017

In January and through March 2, 2018, the Company issued 5,742,000 shares of common stock for 574,200 shares of Series A Preferred.

In March 2018, the Company issued 10,000 shares of common stock to a member of the Veterinary Medical Advisory Board.

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

Results of Operations

Comparison for the Year Ended December 31, 2017 and December 31, 2016

The following table sets forth information from the Company’s statements of operations for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenues	$4,054	$8,108

Operating expense	2,620,968	4,444,578

Operating loss	(2,616,914)	(4,436,470)

Non-operating income (expense)	(3,801,813)	(5,418,425)

Net income (loss)	$(6,418,727)	$(9,854,895)

Revenue

Revenue was $4,054 for the year ended December 31, 2017, compared to $8,108 for the year ended December 31, 2016, a period over period decrease of $4,054. The decrease was a result of a loss of consulting revenue, which was our only source of revenue during the years ended December 31, 2017 and 2016. Consulting revenue consists of providing clients with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. Consulting services had been our only source of revenue. The Company does not have any current contracts or arrangements for consulting services, and, until such time as the Company secures contracts or arrangements to provide consulting services, the Company does not expect to generate any additional revenue.

Management does not anticipate that the Company will generate revenue sufficient to sustain operations until such time as the Company secures revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expense

Operating expense for the twelve months ended December 31, 2017 and 2016 consists of the following:

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016
Sales and marketing expense	$111,662	$284,138
Depreciation and amortization expense	1,473	2,947
Professional fees	709,843	2,068,796
Reserved stock units granted	575,011	-
Stock options and warrants granted	103,865	675,324
Payroll expense	806,620	652,877
Research and development	203,037	328,026
General and administrative expense	109,457	432,470
	$2,620,968	$4,444,578

Operating expense for the twelve months ended December 31, 2017 and 2016 was $2,620,968 and $4,444,578, respectively. The decrease in operating expense from 2016 to 2017 is attributable to decreased sales and marketing expense ($284,138 for the twelve months ended December 31, 2016 versus $111,662 for the twelve months ended December 31, 2017), stock options and warrants granted ($675,324 for the twelve months ended December 31, 2016 versus $103,865 for the twelve months ended December 31, 2017), research and development ($328,026 for the twelve months ended December 31, 2016 versus $203,037 for the twelve months ended December 31, 2017), general and administrative expense ($432,470 for the twelve months ended December 31, 2016 versus $109,457 for the twelve months ended December 31, 2017), and professional fees ($2,068,796 for the twelve months ended December 31, 2016 versus $709,843 for the twelve months ended December 31, 2017). The decrease in professional fees was due to hiring consultants to assist in raising capital to pay off debt and for operating expenses that was incurred in the twelve months ended December 31, 2016.

The decrease in operating expense from 2016 to 2017 was partially offset by the increase in reserved restricted stock units that were authorized as of December 31, 2017 but have not been issued as of March 28, 2018 ($0 for the twelve months ended December 31, 2016 versus $575,011 for the twelve months ended December 31, 2017), and payroll expense ($652,877 for the twelve months ended December 31, 2016 versus $806,620 for the twelve months ended December 31, 2017).

Non-Operating Income (Expense)

Non-Operating income (expense) for the twelve months ended December 31, 2017 and 2016 consists of the following:

	Twelve months ended December 31, 2017	Twelve months ended December 31, 2016
Interest expense	$(3,903,015)	$(6,259,467)
Net gain (loss) on settlement of debt	(310,086)	3,108,342
Recognized income from grants	-	21,010
Gain (loss) on derivative liability	408,488	(2,244,353)
Gain on sale of assets	2,800	-
Loss on impaired assets	-	(43,957)
	$(3,801,813)	$(5,418,425)

Non-operating income (expense) for the twelve months ended December 31, 2017 varied from the twelve months ended December 31, 2016 primarily due to the difference in the gain (loss) on derivative liability of $2,652,841 (a $408,488 gain on derivative liability in 2017 versus a $2,244,353 loss on derivative liability in 2016), and the difference in the gain (loss) on settlement of debt of $3,418,428 (a $3,108,342 gain on settlement of debt in 2016 versus a $310,086 loss on settlement of debt in 2017). Additionally, there was a decrease in interest expense of $2,356,452, attributable to the decrease in notes payable activity from 2016 to 2017.

Income from Grants

On December 22, 2017, the Company received notification that it had been awarded from Washington State University $17,500 grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”. The Company expects to receive these funds early in 2018 after meeting certain conditional milestones.

Net Loss

The Company’s net income (loss) for the twelve months ended December 31, 2017 and 2016 was $(6,418,727) and $(9,854,895), respectively, as a result of the items described above.

Liquidity and Capital Resources

At December 31, 2017, the Company had negative working capital of $4,263,139, as compared to $3,022,417 at December 31, 2016. During the twelve months ended December 31, 2017, the Company experienced negative cash flow from operations of $1,288,075 and it realized $2,800 from investing activities while adding $1,265,703 of cash flows from financing activities. As of December 31, 2017, the Company had $0 commitments for capital expenditures.

Cash used in operating activities decreased from $1,926,713 for the twelve-month period ending December 31, 2016 to $1,288,075 for the twelve-month period ending December 31, 2017. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, loss on preferred and common stock and stock options and warrants issued for services and other expenses, and settlement of debt, offset by the net gain and the gain realized from derivative liabilities. Cash provided from financing activities decreased from $1,775,570 for the twelve month period ending December 31, 2016 to $1,265,703 for the twelve month period ending December 31, 2017. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt.

The Company has generated material operating losses since inception. The Company had a net loss of $6,418,727 for the twelve months ended December 31, 2017, and a net loss of $9,854,895 for the twelve months ended December 31, 2016. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Contractual Obligations (payments due by period as of December 31, 2017)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
License Agreement with Battelle Memorial Institute	$100,000	$10,000	$45,000	$150,000	$-

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

In January 2014, the Company entered into a new 12-month lease for its corporate offices for a monthly rent of $1,500 from an entity controlled by Carlton M. Cadwell, a significant shareholder and a Director of the Company. The Company continued to rent this facility in 2015 and 2016 on a month-to-month basis. This rental agreement was terminated as of April 1, 2017. The Company incurred $4,500 and $18,000 rent expense for this facility for each of the twelve months ended December 31, 2017 and 2016.

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

Revenue for the fiscal years ended December 31, 2017 and 2016 consisted of consulting revenue. The Company recognizes revenue as consulting services have been performed. Prepayments, if any, received from customers prior to the services being performed are recorded as deferred revenue. In these cases, when the services are performed, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

The Company files income tax returns in the U.S. federal jurisdiction.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2017 and 2016, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

Stock-Based Compensation

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options and awards under The 2015 Omnibus Securities and Incentive Plan, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2017, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2017, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
Michael K. Korenko	76	President, Chief Executive Officer, and Director
L. Bruce Jolliff	68	Chief Financial Officer
Carlton M. Cadwell	73	Chairman of the Board and Secretary

Term of Office

All the Company’s directors hold office until the next annual meeting of the stockholders or until their successors is elected and qualified. The Company’s executive officers are appointed by the Company’s board of directors and hold office until their resignation, removal, death or retirement.

Background and Business Experience

The business experience during the past five years of each of the Company’s directors and executive officers is as follows:

Dr. Michael K. Korenko, President and Chief Executive Officer of the Company since December 2016, and a member of the Board of Directors since August 2017, joined the Company as an Advisor to the Board of the Company during 2009 and served as member of the Board from May 2009 to March 2010. Dr. Korenko has also served on the Hanford Advisory Board since 2009. Dr. Korenko served as Business Development Manager for Curtiss-Wright from 2006 to 2009, as Chief Operating Officer for Curtiss-Wright from 2000 to 2005 and was Executive Vice President of Closure for Safe Sites of Colorado at Rocky Flats from 1994 to 2000. Dr. Korenko served as Vice President of Westinghouse from 1987 to 1994 and was responsible for the 300 and 400 areas, including the Fast Flux Testing Facility (“FFTF”) and all engineering, safety analysis, and projects for the Hanford site. Dr. Korenko is the author of 28 patents and has received many awards, including the National Energy Resources Organization Research and Development Award, the U.S. Steelworkers Award for Excellence in Promoting Safety, and the Westinghouse Total Quality Award for Performance Manager of the Year. Dr. Korenko has a Doctor of Science from MIT, was a NATO Postdoctoral Fellow at Oxford University, and was selected as a White House Fellow for the Department of Defense, reporting to Secretary Cap Weinberger.

Dr. Korenko brings to the Board over seven years’ experience working with and advising various small businesses, including companies involved in turnarounds. Dr. Korenko has also been involved as an advisor to the Company since 2009 in the development of medical isotopes.

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

Identification of Significant Consultants

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

Nigel R. Stevenson, Ph.D., is an expert in the production of medical isotopes. He holds a Ph.D. in Nuclear Physics from the University of London and has directed many corporate innovations for imaging and therapeutic nuclide agents. For the past five years he has served as Chief Operating Officer for Clear Vascular Inc. and was previously Chief Operating Officer of Trace Life Sciences, which produced a range of medical radiochemicals and radiopharmaceuticals. Prior to this, he had been VP Production and Research for Theragenics Corp. and directed operations in Atlanta for the world’s largest cyclotron facility (14 cyclotrons) that produced brachytherapy seeds. Dr. Stevenson was also Head of Isotope Production and Research at TRIUMF (Canadian National Accelerator Laboratory) where he managed the production of medical radioisotopes for MDS Nordion.

Donald A. Ludwig, Ph.D., Special Projects Manager and IsoPet™ Business Development Manager. Dr. Ludwig is an expert in particle accelerator applications in radiation therapy, nuclear medicine and radioisotope production. Since 1988 he has served as an advisor to numerous entities in the field, both domestic and foreign. Among these are the Atomic Energy of Canada, the U. S. Department of Energy Labs at Los Alamos, Berkeley, Fermi, Hanford and Oak Ridge, the Israel Atomic Energy Agency, the Australian Nuclear Science and Technology Organization, the Kurchatov Russian Research Institute in Moscow and the Bhabha Atomic Research Center in Mumbai, India. He holds a Ph.D. from UCLA in Medical Physics as well as an MS in Nuclear Physics from Cal Tech, a BS in Physics from the U. S. Military Academy at West Point and an MBA in Theoretical Marketing from the University of Southern California.

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

Dr. Howard M. Sandler, MD, MS, FASTRO, FASCO - Medical Advisory Board. Dr. Sandler is Ronald H. Bloom Family Chair in Cancer Therapeutics and Professor and Chairman of Radiation Oncology and a member of the Samuel Oschin Cancer Institute, Cedars-Sinai Medical Center, Los Angeles. He received his undergraduate degree, masters in physics and medical degree from the University of Connecticut and completed his training in Radiation Oncology at the University of Pennsylvania. He was recruited to Cedars-Sinai in 2008 from the University of Michigan, where he served as Newman Family Professor of Radiation Oncology. Dr. Sandler’s research interests include prostate and other genitourinary tumors, as well as a broad range of subjects related to radiation oncology. He has served as chairman of the Radiation Therapy Oncology Group — now part of NRG Oncology — Genitourinary Cancer Committee since 1997. He has written nearly 300 peer-reviewed publications primarily on prostate cancer and radiation therapy.

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

Tariq Shah BSc. DipMS - Veterinary Medicine Advisory Board Member. Mr. Shah is a new member of the Veterinary Medicine Advisory Board as of March 2, 2018. He has been working within Animal Health for 25 years. A graduate in Marine Biology from the University of Liverpool, United Kingdom, he has held managerial positions for both veterinary pharmaceutical companies and veterinary diagnostic laboratories. Since he came to the US in 2008, he has worked with veterinary oncologists across America, conducting research and commercializing diagnostic technology.

Mr. Shah holds an adjunct faculty position at the University of Missouri College of Veterinary Medicine, which is our key canine testing center. In 2017 he established Oncologize, a pioneering company designed to support and assist organizations in their development and commercialization of oncology products.

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that each of its executive officers and directors reported all transactions during the year ended December 31, 2017.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this report, the Company has not established an audit committee, and therefore, the Company’s board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s board of directors during 2017 was comprised of three directors, two of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements, however one of those Directors resigned effective December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve-month periods ended December 31, 2017 and 2016 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(3)		Total ($)

Dr. Michael K. Korenko	2017	$164,548		$-			$-	$-		$164,548
CEO, President and Director	2016	$-	(1)	$-			$-	$-		$-

James C. Katzaroff	2017	$-		$-			$-	$7,525	(4)	$7,525
Former CEO and Chairman	2016	$250,000	(2)	$-			$-	$408,165	(4)	$658,165

L. Bruce Jolliff	2017	$139,629	(5)	$10,000	(6)	$		$43,653	(7)	$149,629
CFO	2016	$180,000		-			$-	$110,389	(7)	$290,389

(1) Mr. Korenko began serving as our Chief Executive Officer and President on December 14, 2016 and, as such, did not receive any compensation during 2016. Mr. Korenko received an annual salary of $120,000 for the period December 14, 2016 through May 9, 2017, at which time his salary was raised to $180,000. Of the $164,548 salary for 2017, $66,308 has not been paid and is reflected as accrued payroll at December 31, 2017.

(2) Mr. Katzaroff resigned as Chief Executive Officer in December 2016.

(3) The amounts in this column represent the grant date fair value of stock option awards, computed in accordance with FASB ASC Topic 718.

(4) In June 2016, Mr. Katzaroff received 100,000, three-year common stock options at $1.00, and 1,000,000, five-year common stock options at $0.50. Additionally, Mrs. Katzaroff received 100,000, five-year common stock options at $0.50, vested equally over 24 months. These options have a grant date fair value of $34,771, $363,776, and $36,378, respectively, which amounts were calculated in accordance with ASC Topic 718.

(5) Mr. Jolliff received an annual salary of $120,000 for the period January 1, 2017 through May 9, 2017, at which time his salary was raised to $150,000. Of the $149,629 salary for 2017, $19,480 has not been paid and is reflected as accrued payroll at December 31, 2017.

(6) Mr. Jolliff received a $10,000 bonus for the year ended December 31, 2017.

(7) In June 2016, Mr. Jolliff received 240,000, five-year common stock options at $0.50 and another 240,000, five-year common stock options at $0.50 vesting equally over 24 months. These options have a grant date fair value of $87,306 and $87,306, respectively, which amounts were calculated in accordance with ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

Dr. Michael K. Korenko. On September 12, 2017, Mr. Korenko entered into an employment agreement with the Company, which commenced retroactively with an effective date of December 14, 2016, and which shall terminate on December 31, 2018 (the “Termination Date”). Under the terms of his employment agreement, the Company may terminate Dr. Korenko’s employment either with or without cause prior to the Termination Date, but in the event of a termination without cause, Dr. Korenko shall be entitled to receive monthly payments of his base salary for a period of eighteen months thereafter.

Pursuant to his employment agreement, the Company shall issue to Dr. Korenko 100,000 shares of Series A Preferred Stock in satisfaction of past due compensation, in exchange for $32,308 of accrued payroll, $67,692 of accounts payable, and wages valued at $199,690. For the period spanning December 14, 2016 to May 8, 2017, the annual base salary shall be $120,000. From May 9, 2017 to the Termination Date, the annual base salary shall increase to $180,000; provided, however, that one third of such increase shall be deferred until such time that the Company’s cash balance exceeds $2.0 million. In addition, the Company shall issue to Dr. Korenko 4.0 million Restricted Stock Units under the Company’s 2015 Omnibus Securities and Incentive Plan (the “Incentive Plan”), which shall serve as an employee bonus, and Dr. Korenko shall be eligible to participate in a discretionary annual Executive Bonus Program.

In 2017, Mr. Korenko received an annual salary of $120,000 for the period December 14, 2016 through May 9, 2017, at which time his salary was raised to $180,000. Of the $164,548 salary for 2017, $66,308 has not been paid and is reflected as accrued payroll at December 31, 2017.

James C. Katzaroff. The Company’s former Chief Executive Officer, James C. Katzaroff, did not have a written employment agreement and, therefore, no contracted amount or schedule of pay. However, his annual compensation was $250,000 and, accordingly, accruals were made for his compensation in 2016 to bring his recorded salary to $250,000. In 2016, Mr. Katzaroff received $43,928 and an additional $206,072 was accrued as of December 31, 2016. Mr. Katzaroff resigned as Chief Executive Officer in December 2016, and therefore did not receive any compensation from the Company in 2017.

L. Bruce Jolliff. Through the year ended December 31, 2016, Mr. Jolliff had a May 2007 employment agreement with the Company that provides for a salary of $100,000 per year, which amount was increased on January 1, 2012 to $156,000, and again adjusted beginning January 1, 2013 to $180,000. In 2016, Mr. Jolliff received $96,721 and an additional $83,279 was accrued as of December 31, 2016.

On September 12, 2017, the Company entered into a new employment agreement with Mr. Jolliff, which commenced retroactively with an effective date of January 1, 2017, and which shall terminate on December 31, 2018 (the “Termination Date”). Pursuant to his employment agreement, the Company may terminate Mr. Jolliff’s employment either with or without cause prior to the Termination Date, but in the event of a termination without cause, Mr. Jolliff shall be entitled to receive monthly payments of his base salary for a period of eighteen months thereafter.

Mr. Jolliff’s employment agreement also provides that the Company shall issue to Mr. Jolliff 83,279 shares of Series A Preferred Stock in satisfaction of past due compensation, in exchange for $83,280 of accrued payroll and wages valued at $166,299. For the period spanning January 1, 2017 to May 8, 2017, the annual base salary shall be $120,000. From May 9, 2017 to the Termination Date, the annual base salary shall increase to $150,000; provided, however, that one fifth of such increase shall be deferred until such time that the Company’s cash balance exceeds $2.0 million. In addition, the Company shall issue to Mr. Jolliff 2.2 million Restricted Stock Units under the Incentive Plan, which shall serve as an employee bonus, and Mr. Jolliff shall be eligible to participate in a discretionary annual Executive Bonus Program.

In 2017, Mr. Jolliff received an annual salary of $120,000 for the period January 1, 2017 through May 9, 2017, at which time his salary was raised to $150,000. Of the $149,629 salary for 2017, $19,480 has not been paid and is reflected as accrued payroll at December 31, 2017.

The Company paid bonuses to certain employees based on their performance, the Company’s need to retain such employees, and funds available. All bonus payments were approved by the Company’s Board of Directors.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth all outstanding equity awards held by the Company’s Named Executive Officers as of the end of last fiscal year.

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date
L. Bruce Jolliff	480,000	423,452	$0.50	6/21/21

Compensation of Directors

During the year ended December 31, 2017, the Company’s non-employee directors were not paid any compensation.

The following table sets forth, for each of the Company’s non-employee directors who served during 2017, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2017:

	Outstanding	Outstanding
	Stock	Stock
Name	Awards (#)	Options (#)
Carlton M. Cadwell	-	100,000
Thomas J. Clement	-	100,000

During June 2016, the Company granted to Messrs. Cadwell and Clement options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. The options are fully vested and expire June 21, 2019. These options have a grant date fair value of $34,771 and $34,771, respectively, which amounts were calculated in accordance with ASC Topic 718.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of The Company’s Common Stock

The following table sets forth, as of March 26, 2018, the number of shares of common stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s common stock, (ii) the Company’s directors, (iii) the Company’s executive officers, both of whom are named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group.

As of March 26, 2018, there were 71,477,213 shares outstanding and up to 19,557,612 shares issuable upon exercise of outstanding options, warrants, and conversion of outstanding convertible securities, assuming exercise and conversion occurred as of that date, for a total of 91,034,825 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust (3)	1,698,390	2.3%

Carlton M. Cadwell (4)	9,233,734	11.5%

Michael K. Korenko (5)	6,739,000	9.1%

L. Bruce Jolliff (6)	4,920,124	6.7%

All Current Directors and Executive Officers as a group (3 individuals)	22,591,248	18.4%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust “) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on December 31, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on December 31, 2017, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the convertible securities and upon exercise of the options. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	Includes 1,483,090 shares issuable upon conversion of Series A Preferred.

(4)	Includes 100,000 shares issuable upon exercise of options and 9,089,100 shares issuable upon conversion of Series A Preferred.

(5)	Includes 1,000,000 shares issuable upon conversion of Series A Preferred and 4,400,000 of vested Restricted Stock Units.

(6)	Includes 480,000 shares issuable upon exercise of options held by Mr. Jolliff and 1,979,790 shares issuable upon conversion of Series A Preferred and 2,420,000 of vested Restricted Stock Units.

Beneficial Ownership of The Company’s Preferred Stock

As of March 26, 2018, there were 71,447,213 Common stock shares issued and outstanding, and up to 19,557,612 shares issuable upon exercise of outstanding options, warrants, and conversion of outstanding convertible securities, assuming exercise and conversion occurred as of that date, for a total of 91,034,825 shares. In addition, as of March 31, 2018, there was 3,204,422 shares of Series A Preferred issued and outstanding, convertible into 32,044,220 Common stock shares.

The following table sets forth, as of March 26, 2018, the number of shares of preferred stock beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s preferred stock, (ii) the Company’s directors, (iii) the Company’s executive officers, both of whom are named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Cadwell Family Irrevocable Trust	148,309	4.6%

Carlton M. Cadwell	908,910	28.4%

Michael K. Korenko	100,000	3.1%

L. Bruce Jolliff	197,979	6.2%

All Current Directors and Executive Officers as a group (3 individuals)	1,355,198	42.3%

Major Shareholder(s):

Andrew Limpert(3)	723,952	22.6%

MEF I, LP	251,800	7.9%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of (i) the Cadwell Family Irrevocable Trust (the “Cadwell Trust “) is 909 North Kellogg Street, Kennewick, WA 99336; (ii) Andrew Limpert is 254 N 860 East, American Fork, UT 84003; and (iii) MEF I, LLP is c/o Magna Management, 40 Wall Street, 58th Floor, New York, NY 10005.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series A Preferred beneficially owned by the Cadwell Trust.

(3)	Includes 16,200 shares of Series A Preferred held by Trina Limpert, Mr. Limpert’s spouse.

Changes in Control

The Company does not know of any arrangements, including any pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from Related Parties

Beginning in December 2008, the Company has obtained financing from Carlton M. Cadwell, one of our directors and a beneficial owner of more than 10% of the Company’s common stock, in transactions which involved the Company’s issuance of convertible notes and common stock. On September 4, 2015, the Company exchanged $1,414,100 of convertible notes plus $810,538 of accrued interest into 148,311 shares of Series A Preferred and another $2,224,466 of convertible notes plus $889,838 of accrued interest into 207,620 shares of Series A Preferred. Additionally, the Company exchanged the remaining $906,572 of convertible notes plus $148,960 accrued interest into a $1,055,532 demand note, 8% interest rate, due on demand at any time after March 31, 2017. Such note was converted into 73,546 shares of Series A Preferred on May 19, 2016. At December 31, 2016 Mr. Cadwell has an aggregate total of $332,195 in promissory notes. In March 2017 the Company converted the $332,195 promissory note and $51,576 of accrued interest into a new promissory note totaling $383,771, due December 31, 2017. In December 2017 the note due date was extended to May 9, 2018.

Independent Directors

The Company’s common stock is traded on the OTC Pink Marketplace, which does not impose any independence requirements on the board of directors or the board committees of the companies whose stock is traded on that market. The Company has decided to adopt the independence standards of the NASDAQ listing rules in determining whether the Company’s directors are independent. Generally, under those rules a director does not qualify as an independent director if the director or a member of the director’s immediate family has had in the past three years certain relationships or affiliations with the Company, the Company’s auditors, or other companies that do business with the Company. The Company’s Board of Directors has determined that Mr. Cadwell is qualified as an independent director under those NASDAQ rules, and accordingly, each would have been qualified under those rules to serve on a compensation committee or a nominating committee, if the Company had established such committees of the Company’s Board of Directors. Dr. Korenko is not an independent director due to his employment by the Company as an executive officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2017 and 2016 were $79,900 and $13,500, all of which was paid to Fruci & Associates II, PLLC.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2017 and 2016 were $2,500 and $0, all of which was paid to Fruci & Associates II, PLLC.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the fiscal years ended December 31, 2017 and 2016 were $4,250 and $0, all of which was paid to Fruci & Associates II, PLLC..

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.	Financial Statements. The Vivos Inc. Balance Sheets as of December 31, 2017 and 2016, the Statements of Operations for the years ended December 31, 2017 and 2016, the Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and December 31, 2016, and the Statements of Cash Flows for the years ended December 31, 2017 and 2016, together with the notes thereto and the reports of Fruci & Associates II as required by Item 8 are included in this 2017 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.3, 10.5, 10.7 and 10.10 relate to compensatory plans included or incorporated by reference as exhibits hereto.

Exhibit
Number	Description
3.1	Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3	Articles and Certificate of Merger of HHH Entertainment Inc. and Savage Mountain Sports Corporation, dated April 3, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.4	Articles and Certificate of Merger of Earth Sports Products Inc. and Savage Mountain Sports Corporation, dated May 11, 2000 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.5	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.6	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.7	Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).
3.8	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series A Convertible Preferred Stock”, consisting of 2,500,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed June 30, 2015 (incorporated by reference to Exhibit 3.4).
3.9	Certificate of Amendment to the Certificate of Incorporation increasing the authorized series of “Series A Convertible Preferred Stock” to 5,000,000 shares, filed June 31, 2016 (incorporated by reference to Exhibit 3.5).
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.3	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.4	Employment Agreement dated May 16, 2007 with Leonard Bruce Jolliff (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.5	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.6	Employment Agreement dated January 15, 2008 with Dr. Fu-Min Su (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.7	Master Lease Agreement dated September 20, 2007 between BancLeasing, Inc. and Advanced Medical Isotope Corporation, and related documents (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A filed on December 2, 2011).
10.8	Lease Agreement dated July 17, 2007 between Robert L. and Maribeth F. Myers and Advanced Medical Isotope Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A filed on December 2, 2011).

10.9	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.10	Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.11	Memorandum of Agreement for Strategic Relationship dated August 19, 2011 between Advanced Medical Isotope Corporation and Spivak Management Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.12	2015 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed May 25, 2016).
10.13*	Washington State University Sub-Award Agreement for the period December 15, 2017 through January 31, 2018.
10.14*	The Curators of the University of Missouri Sponsored Research Contract for the period November 1, 2017 through October 31, 2018.
23.1*	Consent of Fruci & Associates II, PLLC, dated April 2, 2018.
31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (4)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS INC.

Date: April 2, 2018	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2018	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2018	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 2, 2018	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Secretary and Chairman of the Board

Vivos Inc.

 802 N Washington

Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vivos, Inc. (f/k/a Advanced Medical Isotope Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vivos, Inc. (f/k/a Advanced Medical Isotope Corp.) as of December 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two years then ended, and the related notes to the financial statements (collectively referred to herein as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Vivos, Inc. as of December 31, 2017, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and we are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and used significant cash in support of its operating activities, resulting in the Company’s cash position being not sufficient to support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates ll, PLLC
Spokane, WA

We have been the Company’s auditors since 2016

April 2, 2018

Vivos Inc.

Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$8,317	$27,889
Prepaid expenses	6,711	11,990
Total current assets	15,028	39,879

Fixed assets, net of accumulated depreciation	-	1,473

Other assets:
Deposits	669	644
Total other assets	669	644

Total assets	$15,697	$41,996

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$840,972	$1,137,086
Related party accounts payable	57,297	109,718
Accrued interest payable	347,069	114,755
Payroll liabilities payable	85,786	499,502
Convertible notes payable, net	2,563,272	544,508
Derivative liability	-	324,532
Related party promissory note	383,771	332,195
Total current liabilities	4,278,167	3,062,296

Total liabilities	4,278,167	3,062,296

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; 3,778,622 and 3,773,592 shares issued and outstanding, respectively	3,779	3,774
Paid in capital, preferred stock	13,547,780	14,140,797
Common stock, $.001 par value; 2,000,000,000 shares authorized; 65,695,213 and 31,743,797 shares issued and outstanding, respectively	65,695	31,744
Paid in capital, common stock	46,408,443	40,672,825
Accumulated deficit	(64,288,167)	(57,869,440)
Total stockholders’ equity (deficit)	(4,262,470)	(3,020,300)

Total liabilities and stockholders’ equity (deficit)	$15,697	$41,996

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Statements of Operations

	Year ended December 31,
	2017	2016

Consulting revenues	$4,054	$8,108

Operating expenses
Sales and marketing expenses	111,662	284,138
Depreciation and amortization expense	1,473	2,947
Professional fees	709,843	2,068,796
Reserved stock units granted	575,011	-
Stock based compensation	103,865	675,324
Payroll expenses	806,620	652,877
Research and development	203,037	328,026
General and administrative expenses	109,457	432,470
Total operating expenses	2,620,968	4,444,578

Operating loss	(2,616,914)	(4,436,470)

Non-operating income (expense):
Interest expense	(3,903,015)	(6,259,467)
Gain (loss) on settlement of debt	(310,086)	3,108,342
Grant income	-	21,010
Gain (loss) on derivative liability	408,488	(2,244,353)
Gain on sale of assets	2,800	-
Loss on impaired assets	-	(43,957)

Non-operating income (expense), net	(3,801,813)	(5,418,425)

Income (loss) before income taxes	(6,418,727)	(9,854,895)

Income tax provision	-	-

Net income (loss)	$(6,418,727)	$(9,854,895)

Basic and diluted earnings (loss) per common share	$(0.13)	$(0.46)

Basic and diluted weighted average number of common shares outstanding	48,386,991	21,497,069

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Series A			Common Stock
	Shares	Amount	Paid in Capital	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2015	1,628,000	$1,628	$4,615,424	19,969,341	$19,969	$34,515,033	$(48,014,545)	$(8,862,491)
Stock issued for:
Cash	46,666	47	69,953	-	-	-	-	70,000
Exercise of options and warrants	250,000	250	-	30,644	31	(31)	-	250
Cancellation of warrants	62,854	63	407,910	-	-	-	-	407,973
Settlement of debt	2,150,391	2,150	12,283,232	563,523	564	70,299	-	12,356,245
Services	228,000	228	996,568	-	-	-	-	996,796
Loan fees	463,146	463	594,860	-	-	-	-	595,323
Conversion of preferred stock into common stock	(1,055,465)	(1,055)	(4,827,150)	11,180,289	11,180	4,817,025	-	-
Options and warrants issued for services				-	-	1,270,499	-	1,270,499
Net loss	-	-	-	-	-	-	(9,854,895)	(9,854,895)

Balances at December 31, 2016	3,773,592	3,774	14,140,797	31,743,797	31,744	40,672,825	(57,869,440)	(3,020,300)
Stock issued for:
Settlement of debt	-	-	-	3,040,239	3,040	217,803	-	220,843
Accounts payable and accrued liabilities	343,279	343	1,011,454	3,096,483	3,096	306,354	-	1,312,247
Services	-	-	-	2,302,194	2,302	252,136	-	254,438
Loan fees	1,471,001	1,471	2,699,682	-	-	-	-	2,701,153
Conversion of preferred stock into common stock	(1,809,250)	(1,809)	(4,304,153)	18,692,500	18,693	4,287,269	-	-
Restricted units vested	-	-	-	6,820,000	6,820	(6,820)	-	-
Reserved shares for services	-	-	-	-	-	575,011	-	575,011
Options and warrants issued for services	-	-	-	-	-	103,865	-	103,865
Net loss	-	-	-	-	-	-	(6,418,727)	(6,418,727)

Balances at December 31, 2017	3,778,622	$3,779	$13,547,780	65,695,213	$65,695	$46,408,443	$(64,288,167)	$(4,262,470)

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Statements of Cash Flows

	Year ended December 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,418,727)	$(9,854,895)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of fixed assets	1,473	2,947
Amortization of convertible debt discount	2,023,144	604,042
Amortization of prepaid expenses paid with stock	-	(2,500)
(Gain) loss on derivative liability	(408,488)	2,244,353
(Gain) loss on settlement of debt	310,086	(3,108,342)
Gain on sale of assets	(2,800)	-
Loss on impaired assets	-	43,957
Preferred stock issued for services	365,988	1,003,814
Preferred and common stock issued for loan fees	1,488,650	162,456
Common stock issued for services	254,438	-
Stock options and warrants issued for services	103,865	1,270,499
Reserved stock units issued for services	575,011	-
New derivatives recorded as loan fees	-	4,935,638
Changes in operating assets and liabilities:
Prepaid expenses	5,254	16,721
Accounts payable	102,316	102,954
Accounts payable from related party	(52,421)	-
Payroll liabilities	(25,965)	200,602
Accrued interest	390,101	451,041

Net cash used by operating activities	(1,288,075)	(1,926,713)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equipment	2,800	-

Net cash from investing activities	2,800	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note	1,230,334	1,273,534
Proceeds from related party notes	-	723,308
Proceeds from shareholder advances	137,000	132,533
Proceeds from warrant exercised for preferred stock	-	250
Proceeds from sale of preferred stock	-	70,000
Payments on convertible debt	-	(419,055)
Payments on shareholder advances	-	(5,000)
Payments made for loan fees	(101,631)	-

Net cash provided by financing activities	1,265,703	1,775,570

Net increase in cash	(19,572)	(151,143)
Cash, beginning of period	27,889	179,032

CASH, END OF PERIOD	$8,317	$27,889

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$105,758
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Notes to Financial Statements

For the years ended December 31, 2017 and 2016

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

The Company is currently developing test plans to address issues raised by the FDA in connection with the Company’s previous submissions regarding RadioGel™, including developing specific test plans and specific indication of use. The Company intends to request that the FDA grant approval to re-apply for de novo classification of RadioGel™, which would reclassify the device from a Class III device to a Class II device, further simplifying the path to FDA approval. In the event the FDA denies the Company’s application and subsequently determines during the de novo review that RadioGel™ cannot be classified as a Class I or Class I1 device, the Company will then need to submit a pre-market approval application to obtain the necessary regulatory approval as a Class III device. See also Business – Regulatory History in Part I of this Annual Report on Form 10-K for a discussion regarding the Company’s application for FDA approval of RadioGel™.

IsoPet Solutions

The Company’s IsoPetTM Solutions division was established in May 2016 as a wholly owned subsidiary, then was absorbed into the Company as a new division. The IsoPetTM Solutions division is to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with four different university veterinarian hospitals on RadioGel™ testing and therapy. Colorado State University demonstrated the procedures and the CT and PET-CT imaging of RadioGelTM. Washington State University treated four cats for feline sarcoma. They concluded that the product was safe and effective in killing cancer cells. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting early in 2019. The safety review at UC Davis is almost completed. They will be treating prostate and liver cancer in dogs in 2019.

These animal therapies will focus on creating labels that describe the procedures in detail as a guide to future veterinarians. The labels will be voluntarily submitted to the FDA for review. They will then be used as data for future FDA applications in the medical sector and as key intellectual property for licensing to private veterinary clinics.

The Company anticipates that future profit will be derived from direct sales of RadioGel™ (under the name IsoPet™) and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally. The Company intends to report the results from the IsoPet™ Solutions division as a separate operating segment in accordance with GAAP.

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

As of December 31, 2017, the Company has $8,317 cash on hand. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CFO and other employees of the Company and the Company’s current lease commitments that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these audited financial statements so as to conform to current period classifications.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017, and December 31, 2016, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at December 31, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities:
Derivative Liability	-	-	-	-
Total Liabilities Measured at Fair Value	$-	$-	$-	$-

Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets
Total Assets Measured at Fair Value	$-	$-	$-	$-

Liabilities
Derivative Liability	324,532	-	-	324,532
Total Liabilities Measured at Fair Value	$324,532	$-	$-	$324,532

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

Calendar Year	Minimum Royalties per Calendar Year
2012	$-
2013	$5,000	(1)
2014	$7,500	(2)
2015	$10,000	(3)
2016	$10,000	(4)
2017	$10,000	(5)
2018	$10,000
2019	$10,000
2020	$25,000
2021	$50,000
2022, to be paid each year thereafter	$100,000

(1) Paid February, 2014

(2) Paid February, 2015

(3) Paid February, 2016

(4) $5,399 was paid January 2017 and the remaining $4,601 was paid February 2017.

(5) Paid January, 2018

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

Revenue for the fiscal year ended December 31, 2017 and December 31, 2016 consisted of consulting revenue. The Company recognizes revenue once an order has been received and shipped to the customer or services have been performed. Prepayments, if any, received from customers prior to the time products are shipped are recorded as deferred revenue. In these cases, when the related products are shipped, the amount recorded as deferred revenue is recognized as revenue. The Company does not accrue for sales returns and other allowances as it has not experienced any returns or other allowances.

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

On December 22, 2017, the Company received notification it had been awarded from Washington State University, $17,500 grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”. The Company expects to receive $17,500 of the grant award in the twelve months ended December 31, 2018.

Earnings (Loss) Per Share

The Company accounts for its earnings (loss) per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ending December 31, 2017 and 2016, the basic earnings per share equals the diluted earnings per share.

Securities, all of which represent common stock equivalents, that could be dilutive in the future as of December 31, 2017 and 2016, are as follows:

	December 31, 2017	December 31, 2016
Convertible debt	18,155,788	6,441,644
Preferred stock	37,786,220	37,735,920
Common stock options	1,097,623	2,402,500
Common stock warrants	304,201	3,579,505
Total potential dilutive securities	57,343,832	50,159,569

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

The Company incurred $203,037 and $328,026 research and development costs for the years ended December 31, 2017, and 2016, respectively, all of which were recorded in the Company’s operating expenses noted on the income statements for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. Tradeshow expenses incurred and not expensed as of the years ended December 31, 2017, and 2016 were $0 and $0, respectively. During the twelve months ended December 31, 2017 and 2016, the Company incurred $111,662 and $284,138, respectively, in advertising and marketing costs.

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

There is an ongoing dispute with BancLeasing and Washington Trust Bank regarding application of lease payments to the principal loan amount for the linear accelerator, and the Company believed it overpaid by approximately $300,000. In 2016 the Company was awarded in the Superior Court of the State of Washington a total sum of $527,876 against BancLeasing. The Company is pursuing its options for collection of the awarded amount, however there can be no assurance as to any eventual collection and so the Company has not reflected any contingent gain in these financial statements.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the years ended December 31, 2017 and 2016. The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2017 and 2016.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2017 and 2016, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was a $3,300,000 reduction of the value of net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. The Company has no earnings and profits that were previously not repatriated for U.S. income tax purposes.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Production equipment	$15,182	$15,182
Office equipment	-	14,594
	15,182	29,776
Less accumulated depreciation	(15,182)	(28,303)
	$-	$1,473

Depreciation expense for the above fixed assets for the years ended December 31, 2017 and 2016, respectively, was $1,473 and $2,947.

During the year ended December 31, 2016, the Company abandoned production equipment, building, leasehold improvements, and office equipment with an original cost totaling $1,016,532 that had been located in the production center. Additionally, the Company removed the linear accelerator form the production center and has placed the equipment into storage. The $1,375,000 original cost of the linear accelerator was also written off during the year ended December 31, 2016. All the equipment written off during the year ended December 31, 2016 had been fully depreciated.

During the year ended December 31, 2017, the Company abandoned production equipment, building, leasehold improvements, and office equipment with an original cost totaling $14,594.

NOTE 4: INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
License Fee	$-	$112,500
Less accumulated amortization	-	(112,500)
	-	-

Amortization expense for the above intangible assets for the years ended December 31, 2017 and 2016, respectively, was $0 and $0.

NOTE 5: RELATED PARTY TRANSACTIONS

Related Party Promissory Notes

As of December 31, 2017, and 2016, the Company had the following related party promissory notes outstanding:

	December 31, 2017		December 31, 2016
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
October 2015 $82,500 Note, 10% interest due October 2016	$-	$-	$82,500	10,239
February 2016 $50,000 Note, 10% interest, due February 2017	-	-	50,000	4,192
May 2016 $109,695 Note, 10% interest, due July 2017	-	-	109,695	7,093
May 2016 $90,000 Note, 10% interest, due May 2017	-	-	90,000	5,425
March 2017 $332,195 Note, 10% interest, due May 2017	383,771	29,230	-	-
Total Convertible Notes Payable, Net	$383,771	$29,230	$332,195	$26,949

During the year ending December 31, 2016, the Company received proceeds from new related party promissory notes of $249,695 and recorded conversions of $1,197,950 for related party note principal.

The Company, in March 2017, combined outstanding notes owed to a director and major stockholder, along with $51,576 of accrued interest payable, into one promissory note.

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

Preferred Shares Issued to Officers

During 2017, the Company issued 100,000 shares of its Series A Preferred to its CEO, in exchange for $32,308 of accrued payroll, $67,692 of accounts payable, and wages valued at $199,690.

During 2017, the Company issued 83,279 shares of its Series A Preferred to its CFO, in exchange for $83,280 of accrued payroll and wages valued at $166,299.

During 2016, the Company issued 10,000 shares of its Series A Preferred to its CFO, representing $54,152, for wages.

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

Rental expense for the years ended December 31, 2017 and 2016 consisted of the following:

	Year ended December 31, 2017	Year ended December 31, 2016
Office and warehouse space	$-	$40,000
Corporate office	4,500	18,000
Total Rental Expense	$4,500	$58,000

NOTE 6: CONVERTIBLE NOTES PAYABLE

As of December 31, 2017, and 2016, the Company had the following convertible notes outstanding:

	December 31, 2017		December 31, 2016
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$29,218	$95,000	50,365
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
November 2016 $979,162 Notes convertible into common stock at a variable conversion price, 10% interest, due May 2017, net of debt discounts of $540,720 and $0, respectively	-	-	438,442	12,397
May 2017 $2,378,155 Notes convertible into common stock after April 15, 2018 at a $0.20 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $544,845 and $0, respectively	1,833,310	178,304	-	-
May 2017 $820,420 Notes convertible into common stock after April 15, 2018 at a $0.12 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $147,335 and $0, respectively	500,703	52,831	-	-
May 2017 $110,312 Notes convertible after April 15, 2018 into common stock at a $0.13 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $25,085 and $0, respectively	85,227	15,773	-	-
November 2017 $166,666 Note convertible at maturity or upon the issuance of a variable security at a $0.12 conversion price (subject to adjustment), with a one-time interest charge of 10%, due April 15, 2018, net of debt discounts of $74,662 and $0, respectively	92,004	16,667	-	-
Penalties on notes in default	7,028	-	11,066	-
Total Convertible Notes Payable, Net	$2,563,272	$316,784	$544,508	$86,752

During the year ending December 31, 2017, the Company received proceeds from the issuance of 10% Convertible Notes (“Convertible Notes”) and 7.5% Original Issue Discount Senior Secured Convertible Debentures (“Debentures”) of $1,230,334 and obtained advances from shareholders of $137,000 that were reclassified into Convertible Notes. The Company also assigned or exchanged $1,358,750 worth of Convertible Notes and Notes that were outstanding as of December 31, 2016 into Debentures, while also reclassifying $69,732 worth of accrued interest to convertible note principal. The Company recorded original issue discounts and loan fees on Convertible Notes and Debentures of $774,362 and $386,758, respectively, which also increased the debt discounts recorded on the Convertible Notes and Debentures.

The Company recorded $322,381 of conversions on certain outstanding notes. The Company also recorded amortization of $2,023,144 on outstanding note debt discounts. Lastly, the Company paid $101,631 in cash for loan fees and issued 843,699 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) as loan fees in connection with the issuance of the Convertible Notes and Debentures. The Company therefore increased its debt discount by $1,212,503, which represented the portion of the proceeds from the Convertible Notes and Debentures that were allocated to preferred stock.

During the year ending December 31, 2016, the Company received proceeds from new convertible notes of $1,273,534, obtained advances from shareholders of $127,533 that were reclassified into convertible notes payable, and reclassified $455,150 of accrued interest into convertible notes payable. The Company recorded original issue discounts and loan fees on new convertible notes of $193,831 and $6,000, respectively, which also increased the debt discounts recorded on the convertible notes. The Company recorded $419,055 of payments on their convertible notes, conversions of $1,444,950 of convertible note principal, a total gain on settlement of $1,456,113 representing the write-off of convertible note principal, and $814,625 of debt discount write-offs for early debt conversion or extinguishment. Each of the Company’s convertible notes have a conversion rate that is variable. The Company therefore has accounted for such conversion features as derivative instruments (see Note 7). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $809,835 during the year ending December 31, 2016. The Company also recorded amortization of $579,042 on their convertible note debt discounts. Lastly, the Company issued 347,400 shares of Series A Preferred as loan fees with their new convertible notes. The Company therefore increased their convertible note debt discount by $363,807, which represented the portion of the convertible note proceeds that were allocated to preferred stock.

The May 2017 notes totaling $3,136,506, $2,419,240 after debt discounts, had a December 2017 due date which was extended to May 2018. The Company has not yet evaluated the embedded conversion feature in the notes, given the notes are not convertible at the option of the holder until maturity in May 2018.

The November 2017 Note totaling $166,666, $92,004 after debt discount, included an Investor’s Put Option whereby if the Company’s stock was not listed on the Nasdaq or NYSE by January 31, 2018, the lender had the right to require the Company to repurchase the Note at any time after January 31, 2018 in an amount equal to 130% of the sum of the Principal plus all accrued and unpaid interest. The Investor issued notice February 2, 2018 exercising it’s Put Option and requiring the Company repurchase the Note on April 19, 2018 in the aggregate amount of $228,332. The investor may elect to cancel the repurchase notice at any time prior to receiving the repurchase payment.

NOTE 7: DERIVATIVE LIABILITY

During the years ending December 31, 2017 and 2016, the Company had the following activity in their derivative liability account:

	Warrants	Conversion Feature	Total
Derivative Liability at December 31, 2015	714,401	3,520,615	4,235,016
Derivative Liability Recorded on New Instruments	-	6,150,026	6,150,026
Elimination of Liability on Conversion	(1,266,795)	(10,381,138)	(11,647,933)
(Gain) on Settlement of Debt	-	(656,930)	(656,930)
Change in Fair Value	552,452	1,691,901	(2,244,353)
Derivative Liability at December 31, 2016	58	324,474	324,532
Derivative Liability Recorded on New Instruments	-	99,661	99,661
Elimination of Liability on Conversion	-	-	-
(Gain) on Settlement of Debt	-	(15,704)	(15,704)
Change in Fair Value	(58)	(408,431)	(408,489)
Derivative Liability at December 31, 2017	-	-	-

The Company uses the Black-Scholes pricing model to estimate fair value for those instruments convertible into common stock at inception, at conversion date, and at each reporting date. During the years ending December 31, 2017, and 2016, the Company used the following assumptions in their Black-Scholes model:

	December 31, 2017		December 31, 2016
	Warrants	Conversion Feature	Warrants	Conversion Feature
Risk-free interest rate	1.39%	n/a	0.46% - 1.38%	0.12% - 0.85%
Expected life in years	0.25	n/a	0.53 - 4.08	0.01 - 1.00
Dividend yield	0%	n/a	0%	0%
Expected volatility	187.59%	n/a	156.29% - 273.70%	115.46% - 239.93%

NOTE 8: INCOME TAXES

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was a $3,300,000 reduction of the value of the Company’s net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. The Company has no earnings and profits that were previously not repatriated for U.S. income tax purposes.

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

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryover	$5,640,000	$8,854,900
Depreciation	-	-
Related party accrual	110,600	179,400
Capital Loss Carryover	3,400	5,500
Deferred tax liabilities
Depreciation	(2,100)	(197,200)
Valuation allowance	(5,751,900)	(8,842,600)
Net deferred tax asset	$-	$-
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	December 31, 2017	December 31, 2016
Book income (loss)	$(1,347,900)	$(3,350,700)
Grant income	-	(7,100)
Depreciation	(700)	(25,300)
Intangible asset impairment	-	12,100
Related party accrual	(100)	(65,900)
Meals and entertainment	200	1,600
Stock for services	130,300	341,300
Options expense	142,600	229,600
Non-cash interest expense	946,500	1,976,300
Other non-deductible expenses	(12,200)	(90,600)
Valuation allowance	141,300	846,900
Income tax expense	$-	$-

At December 31, 2017, the Company had net operating loss carryforwards of approximately$26,856,300 that may be offset against future taxable income from the year 2018 through 2037.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is located in the state of Washington and Washington state does not require the filing of income taxes. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 2,000,000,000 shares of common stock authorized, with a par value of $0.001, and as of December 31, 2017 and 2016, the Company has 65,695,213 and 31,743,797 shares issued and outstanding, respectively. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

Effective October 2016, the Company filed a Certificate of Amendment to perform a 1:100 reverse stock split. The Company’s financial statements have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Preferred Stock

As of December 31, 2017, and 2016, the Company has 20,000,000 shares of Series A Preferred authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, to establish the number of shares in each series, and to determine the designations, preferences and rights through a resolution of the Board of Directors.

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

Voting Rights. Holders of Series A Preferred are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of five (5) votes for every Series A Conversion Share issuable upon conversion of such holder’s outstanding shares of Series A Preferred. However, the Series A Conversion Shares, when issued, will have all the same voting rights as other issued and outstanding common stock of the Company, and none of the rights of the Series A Preferred.

Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series A Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series A Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company is insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

Common Stock Issued for Services

During 2017, the Company issued 2,302,194 shares of common stock for services valued at $254,438.

During 2016, the Company did not issue any shares of common stock for services.

Common Stock Issued for the Exercise of Options and Warrants

During 2017, the Company did not issue any shares of common stock for the exercise of options and warrants.

During 2016, the Company issued 30,644 shares of common stock for cashless warrants exercise.

Common Stock Issued for Settlement and Conversion of Debt

During 2017, the Company issued 3,040,239 shares of common stock in conjunction with the settlement of $322,381 worth of convertible debt and $36,479 worth of accrued interest. The shares were valued at $334,048 and $159,299 worth of debt discount was written off, with $21,282 recognized as a loss on the settlement of debt and $113,205 recorded to Additional Paid in Capital upon conversion.

During 2016, the Company issued 563,523 shares of common stock in conjunction with the settlement of convertible debt that was paid in cash. The shares were valued at $70,863 and were recognized as a loss on the settlement of debt.

Common Stock Issued for Conversion of Preferred Stock

During 2017, the Company issued 18,692,500 shares of common stock valued at $4,305,962 in exchange for 1,809,250 shares of Series A Preferred.

During 2016, the Company issued 11,180,289 shares of common stock valued at $4,828,204 in exchange for 1,118,024 shares of Series A Preferred.

Preferred Stock Issued for Cash

During 2017, the Company issued no shares of Series A Preferred for cash.

During 2016, the Company issued 46,666 shares of Series A Preferred for $70,000 cash.

Preferred Stock Issued for Exercise of Warrants

During 2017, the Company issued no shares of Series A Preferred for the exercise of warrants.

During 2016, the Company issued 250,000 shares of Series A Preferred for $250 for the exercise of warrants.

Preferred Stock Issued for Warrants Surrendered

During 2017, the Company issued no shares of Series A Preferred for the surrender of warrants.

During 2016, the Company issued 62,854 shares of Series A Preferred, representing $407,973, in exchange for the surrender of 2,407,500 warrants. This resulted in the Company writing off $1,179,710 worth of derivative liabilities and recognizing a gain on debt extinguishment of $771,737.

Preferred Stock Issued for Services

During 2017, the Company issued no shares of its Series A Preferred for services.

During 2016, the Company issued 218,000 shares of its Series A Preferred, representing $942,644, for services valued at $949,661, therefore recognizing $7,018 of a gain on settlement of debt. During 2016, the Company issued 10,000 shares of its Series A Preferred to its CFO, representing $54,152, for wages.

Preferred Stock Issued for Loan Fees

During 2017, the Company issued 843,699 shares of Series A Preferred, valued at $1,212,503, for loan fees, and recorded $1,212,503 as debt discount.

During 2017, the Company issued 627,302 shares of Series A Preferred, valued at $1,488,650, to current note holders for the due date extension on the conversion date of the related notes from December 15, 2017 to May 9, 2018.

During 2016, the Company issued 30,000 shares of its Series A Preferred, valued at $162,456, as a finder’s fee and issued 37,906 shares of its Series A Preferred, valued at $29,156, as loan fees on related party convertible notes. The Company also issued 347,400 shares of its Series A Preferred, valued at $363,807, as loan fees on convertible notes recorded as debt discount, and issued 47,840 shares of its Series A Preferred, valued at $39,904, as loan fees on convertible notes recorded as derivative liabilities.

Preferred Stock Issued for Debt Extinguishment

During 2017, the Company issued no shares of Series A Preferred in exchange for debt extinguishment.

During 2016, the Company issued 215,961 shares of Series A Preferred, valued at $1,401,760, in exchange for $1,197,950 of related party debt, and $59,671 of accrued interest. This resulted in the Company recognizing $144,139 as a loss on debt extinguishment.

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

Stock Issued for Accounts Payable and Accrued Liabilities

During 2017, the Company issued 183,279 shares of Series A Preferred to the CEO and CFO, in exchange for $115,587 of accrued payroll, $67,692 of accounts payable and wages valued at $365,989. Additionally, the Company issued 3,096,483 shares of Common Stock and 160,000 shares of Series A Preferred to third parties and former employees to extinguish $205,283 worth of accounts payable and $272,164 of accrued payroll, which resulted in the Company recording a loss on extinguishment of debt of $294,530.

During 2016, no shares were issued for accounts payable and accrued liabilities.

Common Stock Options

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2015	51,350	$12.00-15.00	7.12 years	$-	$15.00

Options granted	2,370,000	$0.50-1.00	-		$0.62
Options exercised	-	$-	-		$-
Options expired	(18.850)	$0.12-.0.15	-		$14.84

Balance at December 31, 2016	2,402,500	$0.50-15	4.05 years	$-	$0.81

Options granted	-	$	-		$
Options exercised	-	$-	-		$-
Options expired	(1,180,000)	$1.00-0.50	-		$0.53

Balance at December 31, 2017	1,222,500	$0.50-15	2.91 years	$-	$1.08

Exercisable at December 31, 2017	1,097,623	$0.50-15	2.85 years	$-	$1.14

During the year ending December 31, 2017 and 2016, the Company recognized $103,865 and $675,324, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2015	6,803,503	$0.1-10	1.90 years	$2,052,699	$0.81

Warrants granted	233,334	$0.40-0.10	1.71 years		$0.34
Warrants exercised	(202,500)	$-	-	$	$0.10
Warrants expired/cancelled	(3,254,832)	$0.01-6.00	-	$	$0.13

Balance at December 31, 2016	3,579,505	$0.01-10	0.52 years	$749	$4.45

Warrants granted	-	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	(3,275,305)	$4.62	-		$

Balance at December 31, 2017	304,200	$1.19	years	$-	$2.63

Exercisable at December 31, 2017	304,200	$1.19	years	$-	$2.63

During the year ending December 31, 2017 and 2016, the Company recognized $0 and $595,175, respectively, worth of expense related to warrants granted for services.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2016	-	$-

RSU’s granted	12,560,000	$0.07
RSU’s vested	(6,820,000)	$-
RSU’s forfeited	-	$-

Balance at December 31, 2017	5,740,000	$0.07

During the year ending December 31, 2017 and 2016, the Company recognized $575,011 and $0 worth of expense related to the vesting of its RSU’s, respectively. As of December 31, 2017, the Company had $354,429 worth of expense yet to be recognized for RSU’s not yet vested.

NOTE 10: CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company had one customer that represented 100% of the Company’s total revenues for each of the years ended December 31, 2017 and 2016. The customer that represented 100% of the Company’s total revenue for the years ended December 31, 2017 and 2016, and accounted for 100% of the consulting revenue for that year. The Company had no net accounts receivable balance at December 31, 2017 and 2016.

The loss of a significant customer representing the percentage of total revenue as represented for the years ended December 31, 2017 and 2016 would have a temporary adverse effect on the Company’s revenue, which would continue until the Company located new customers to replace them.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. As of December 31, 2017, and 2016, the Company had no allowance or bad debt expense recorded.

Product Purchases

Some of the products the Company might market and components thereof are currently available only from a limited number of suppliers, several of which are international suppliers. Failure to obtain deliveries from these sources could have a material adverse effect on the Company’s ability to operate.

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2017, the Company had the following non-cash investing and financing activities:

-	Decreased convertible note principal by $322,381 offset by a decrease in debt discount of $159,299, decreased accrued interest by $36,479, increased common stock by $3,040 and increased paid in capital by $196,540 due to shares issued in conjunction with the settlement of convertible notes.
-	Decreased accrued payroll by $387,751, decreased accounts payable by $272,976, and increased common stock, preferred stock and paid in capital for $660,727 due to shares issued to extinguish liabilities.
-	Increased common stock by $18,693, increased paid in capital - common by $4,287,269, decreased preferred stock by $1,809, and decreased paid in capital - preferred by $4,304,153 due to preferred shares converted to common shares.
-	Increased preferred stock by $844, increased paid in capital - preferred by $1,211,659, and increased debt discount by $1,212,503 due to preferred shares issued for loan fees.
-	Increased common stock and decreased paid in capital by $6,820 due to the vesting of restricted stock units.
-	Increased convertible notes payable and decreased loan from shareholder by $137,000 to roll proceeds from shareholder advances to a formal convertible note payable.
-	Increased derivative liability and debt discount for $99,660 to record a debt discount on convertible notes payable.
-	Decreased accrued interest by $121,308, increased related party notes payable by $51,576, and increased convertible notes payable by $69,732 due to accrued interest being reclassified to principal.

During the year ended December 31, 2016, the Company had the following non-cash investing and financing activities:

-	Issued 30,644 shares of common stock valued at $0 for the issuance of cashless warrants.
-	Decreased convertible notes by $473,613, offset by a decrease $448,613 in debt discount decreased convertible notes payable by $1,444,950, offset by a decrease $814,624 in debt discount, decreased accrued interest by $110,382, decreased derivative liabilities by $10,468,224, and increased Series A Preferred by $12,431,882 due to 2,150,391 shares issued in conjunction with the settlement of convertible notes.

-	Increased convertible notes payable and decreased accrued interest by $455,150 for the reclassification of accrued interest to principal.
-	Issued 62,854 shares of Series A Preferred, valued at $407,973, which decreased derivative liabilities by $1,179,710 and for which a gain on debt extinguishment was recorded for $771,737.
-	Increased derivative liabilities for $1,283,448 to record a debt discount on related party convertible notes of $473,613 and a debt discount on convertible notes of $809,835.
-	Increased paid in capital and decreased liability for lack of authorized shares for $852,092.
-	Increased convertible notes payable and decreased loan from shareholder by $127,533 to roll proceeds from shareholder advances to a formal convertible note payable.
-	Issued 433,146 shares of Series A Preferred, valued at $432,866, for loan fees that increased the convertible note debt discount by $363,807 and increased derivative liabilities by $69,059.
-	Issued 11,180,289 shares of common stock valued at $1,590,801 in exchange for 1,118,024 shares of Series A Preferred valued at $4,828,204, resulting in an increase in retained earnings of $3,237,403.

NOTE 12: SUBSEQUENT EVENTS

In January 2018, the Company issued a $32,279 promissory note due January 2, 2019 in exchange for $32,279 of accounts payable.

In January 2018, the Company received $40,000 as a shareholder loan.

In January and through March 2, 2018, the Company issued 5,742,000 shares of common stock for 574,200 shares of Series A Preferred.

In February 2018, the Company revised the license agreement with Battelle for its patented technology.

In March 2018, the Company issued 10,000 shares of common stock to a member of the Veterinary Medical Advisory Board.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

