Form 10-Q
period 2018-03-31
VIVOS INC
filed 2018-05-22
CIK 1449349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2018

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

As of May 14, 2018, there were 80,897,370 shares of the registrant’s Common outstanding and 2,944,422 shares of the registrant’s Series A Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Vivos Inc.
Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$16	$8,317
Prepaid expenses	-	6,711
Total current assets	16	15,028

Fixed assets, net of accumulated depreciation	-	-

Other assets:
Deposits	669	669
Total other assets	669	669

Total assets	$685	$15,697

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$905,342	$840,972
Related party accounts payable	39,988	57,297
Accrued interest payable	414,288	347,069
Payroll liabilities payable	144,236	85,786
Convertible notes payable, net	3,128,127	2,563,272
Loan from shareholder	40,000	-
Notes payable	32,279	-
Related party promissory note	383,771	383,771
Total current liabilities	5,088,031	4,278,167

Total liabilities	5,088,031	4,278,167

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; 3,204,422 and 3,778,622 shares issued and outstanding, respectively	3,204	3,779
Paid in capital, preferred stock	10,311,616	13,547,780
Common stock, $.001 par value; 2,000,000,000 shares authorized; 72,067,213 and 65,695,213 shares issued and outstanding, respectively	72,067	65,695
Paid in capital	49,715,119	46,408,443
Accumulated deficit	(65,189,352)	(64,288,167)
Total stockholders’ equity (deficit)	(5,087,346)	(4,262,470)

Total liabilities and stockholders’ equity (deficit)	$685	$15,697

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2018	2017

Revenues	$-	$4,054

Operating expenses
Sales and marketing expenses	10,000	25,998
Depreciation and amortization	-	740
Professional fees	70,058	134,604
Reserved stock units granted	52,094	-
Stock options granted	23,755	28,240
Payroll expenses	78,870	104,780
Research and development	32,814	-
General and administrative expenses	19,103	74,407
Total operating expenses	286,694	368,769

Operating loss	(286,694)	(364,715)

Non-operating income (expense)
Interest expense	(632,074)	(527,951)
Net gain on sale of assets	-	2,800
Grants received	17,583	-
Net gain (loss) on debt extinguishment	-	147,710
Net gain (loss) on derivative liability	-	325,390)
Non-operating income (expense), net	(614,491)	(52,051)

Income (Loss) before Income Taxes	(901,185)	(416,766)

Income Tax Provision	-	-

Net Income (Loss)	$(901,185)	$(416,766)

Basic and Diluted Income (Loss) per Common Share	$(0.014)	$(0.011)

Basic and diluted weighted average common shares outstanding	66,514,118	38,021,103

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.
Condensed Statements of Cash Flow
(Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(901,185)	$(416,766)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation of fixed assets	-	740
Amortization of convertible debt discount	564,865	462,928
Gain on sale of assets	-	(2,800)
Common stock issued for services	449	-
Stock options and warrants issued for services	23,755	28,240
Reserved stock units issued for services	52,094
Gain (loss) on derivative liability	-	(325,390)
Loss on settlement of debt	-	(147,711)
Changes in operating assets and liabilities:
Prepaid expenses	6,711	11,990
Accounts payable	96,650	109,110
Accounts payable from related parties	(17,309)	-
Payroll liabilities	58,450	(57,424)
Accrued interest	67,219	61,425
Net cash used by operating activities	(48,301)	(275,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets	-	2,800
Net cash from investing activities	-	2,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	40,000	137,000
Proceeds from convertible debt	-	131,669
Net cash provided by financing activities	40,000	268,669

Net decrease in cash	(8,301)	(4,189)
Cash, beginning of period	8,317	27,889

CASH, END OF PERIOD	$16	$23,700

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2018 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018 and December 31, 2017, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has not yet adopted that they believe are applicable or would have a material impact on the financial statements of the Company.

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

As of March 31, 2018, the Company has $16 cash on hand. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CEO and CFO of the Company that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Production equipment	$15,182	$15,182
Less accumulated depreciation	(15,182)	(15,182)
	$-	$-

Depreciation expense for the above fixed assets for the three months ended March 31, 2018 and 2017, respectively, was $0 and $740.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

In March 2017, the Company combined Outstanding Notes owed to a director and major stockholder, along with $51,576 of accrued interest payable, into one promissory note (the “Related Party Note”). The Related Party Note accrues interest at a rate of 10% and was due and payable on December 31, 2017. The note holder agreed to an extension of the due date until May 9, 2018. As of March 31, 2018 and December 31, 2017 the balance of the Related Party Note was $383,771 and $383,771, respectively, and the accrued interest payable on the Related Party Note was $38,693 and $29,230, respectively.

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

Rental expense was $0 and $4,500 for each of the three months ended March 31, 2018 and 2017 and is recorded in general and administrative expense.

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of March 31, 2018 and December 31, 2017 the Company had the following convertible notes outstanding:

	March 31, 2018		December 31, 2017
	Principal(net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$30,546	$45,000	29,218
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $0, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
May 2017 $2,378,155 Notes convertible into common stock after April 15, 2018 at a $0.20 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $164,720 and $544,845, respectively	2,213,435	178,304	1,833,310	178,304
May 2017 $820,420 Notes convertible into common stock after April 15, 2018 at a $0.12 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $44,543 and $147,335, respectively	603,495	52,832	500,703	52,831
May 2017 $110,312 Notes convertible after April 15, 2018 into common stock at a $0.13 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $7,584 and $25,085, respectively	102,728	15,773	85,227	15,773
November 2017 $166,666 Note convertible at maturity or upon the issuance of a variable security at a $0.12 conversion price (subject to adjustment), with a one-time interest charge of 10%, due April 15, 2018, net of debt discounts of $10,666 and $74,662, respectively	156,000	71,667	92,004	16,667
January 2018 $32,279 one year Promissory Note, 18% interest	32,279	1,429	-	-
January 2018 $40,000 shareholder advance with no stated terms	40,000	-	-	-

Penalties on notes in default	7,470	-	7,028	-
Total Convertible Notes Payable, Net	$3,200,407	$374,541	$2,563,272	$316,784

NOTE 6: COMMON STOCK OPTIONS AND WARRANTS

Common Stock Options

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options and warrants, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2017	1,222,500	$0.50-15	2.91 years	$-	$1.08

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	-	$-	-		$-

Balance at March 31, 2018	1,222,500	$0.50-15	2.66 years	$-	$1.08

Exercisable at March 31, 2018	1,162,966	$0.50-15	2.64 years	$-	$1.10

During the three months ended March 31, 2018 the Company recognized $23,755 worth of stock based compensation related to the vesting of its stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2017	304,200	$0.40-10	1.19 years	$-	$2.63

Warrants granted	-	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at March 31, 2018	304,200	$0.40-10	.94 years	$-	$2.63

Exercisable at March 31, 2018	304,200	$0.40-10	.94 years	$-	$2.63

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2017	5,740,000	$0.07

RSU’s granted	-	$-
RSU’s vested	(620,000)	$-
RSU’s forfeited	-	$-

Balance at March 31, 2018	5,120,000	$0.07

During the three months ended March 31, 2018 the Company recognized $52,094 worth of expense related to the vesting of its RSU’s. As of March 31, 2018, the Company had $302,335 worth of expense yet to be recognized for RSU’s not yet vested.

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

During the three months ending March 31, 2018 the Company issued 10,000 shares of its common stock valued at $449 for services, 5,742,000 shares of its common stock valued at $3,236,738 for conversions of 574,200 shares of Series A Preferred, and 620,000 shares of its common stock valued at $620 in the form of Restricted Stock Units.

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ending March 31, 2018 the Company had the following non-cash investing and financing activities:

Exchanged $32,279 of accounts payable for a one year, 18% Promissory note.

●
Issued 5,742,000 shares of common stock in exchange for 574,200 shares of Series A Preferred decreasing preferred stock by $3,236,738, increasing common stock by $5,742, and increasing paid in capital by $3,230,996.

●
Increased common stock and decreased paid in capital by $620 due to the vesting of restricted stock units.

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

NOTE 10: SUBSEQUENT EVENTS

●
In May 2018, the Company received $28,484 as a loan from a Director.

●
In April and May 2018, the Company issued 6,230,157 shares of common stock in exchange for $50,000 of convertible debt.

●
In April and May 2018, the Company issued 2,600,000 shares of common stock for 260,000 shares of Series A Preferred.

●
In May 2017 the Company signed Secured Convertible Debentures due May 8, 2018 with conversion prices ranging from $0.12 to $0.20. The debentures allowed for a conversion price after April 15, 2018 of: (A) the Initial Conversion Price and (B) 60% of the lowest trading prices of the Common Stock on the Trading Market in the ten (10) Trading Days prior to the date of conversion (the “Alternate Conversion Price”). The Company is in negotiations with the Debenture holders to extend the May 8, 2018 due date and the April 15, 2018 conversion date to November 15, 2018.

The Company has evaluated subsequent events through the date of this filing pursuant to ASC Topic 855 and has determined that, except as disclosed herein, there are no additional subsequent events to disclose.

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

The Company believes that its submissions to the FDA to date have taken into account all the FDA staff’s feedback over the past three years. Of particular importance, the Company has provided corresponding supporting data for proposed future testing of RadioGel™ to address any remaining questions raised by the FDA. We believe, although no assurances can be given, that the clinical testing modifications presented to the FDA in August 2017 will result in a de novo reclassification for RadioGel™ by the FDA. In addition, in previous FDA submittals, the Company proposed applying RadioGel™ for a very broad range of cancer therapies, referred to as Indication for Use. The FDA requested that the Company reduce its Indications for Use. To comply with that request, the Company expanded its Medical Advisory Board (“MAB”) and engaged doctors from respected hospitals who have evaluated the candidate cancer therapies based on three criteria: (1) potential for FDA approval and successful therapy. (2) notable advantage over current therapies. and (3) probability of wide spread acceptance by the medical community.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table sets forth information from our statements of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues	$-	$4,054
Operating expenses	(286,694)	(368,769)
Operating loss	(286,694)	(364,715)
Non-operating income (expense):
Gain on sale of assets	-	2,800
Gain (loss) on debt extinguishment	-	147,710
Gain (loss) on derivative liability	-	325,390
Grants received	17,583	-
Interest expense	(632,074)	(527,951)
Net income (loss)	$(901,185)	$(416,766)

Revenue

Revenue was $0 for the three months ended March 31, 2018 and March 31, 2017. Revenue consists of consulting revenues, including providing a company with assistance in strategic targetry services, and research into production of radiophamaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 and 2017 consists of the following:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Depreciation and amortization expense	$-	$740
Professional fees	70,058	134,604
Reserved stock units granted	52,094	-
Stock options granted	23,755	28,240
Payroll expenses	78,870	104,780
Research and development	32,814	-
General and administrative expenses	19,103	74,407
Sales and marketing expense	10,000	25,998
	$286,694	$368,769

Operating expenses for the three months ended March 31, 2018 and 2017 was $286,694 and $368,769, respectively. The decrease in operating expenses from 2017 to 2018 can be attributed to the decrease in payroll expense ($104,780 for the three months ended March 31, 2017 versus $78,870 for the three months ended March 31, 2018); decrease in professional fees expenses ($134,604 for the three months ended March 31, 2017 versus $70,058 for the three months ended March 31, 2018; and the decrease in general and administrative expense ($74,407 for the three months ended March 31, 2017 versus $19,103 for the three months ended March 31, 2018). These decreases in operating expenses were partially offset by an increase in reserved stock units granted ($52,094 for the three months ended March 31, 2018 versus $0 for the three months ended March 31, 2017); and the increase in research and development ($32,814 for the three months ended March 31, 2018 versus $0 for the three months ended March 31, 2017).

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2018 and 2017 consists of the following:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Interest expense	$(632,074)	$(527,951)
Net gain on sale of assets	-	2,800
Grants received	17,583	-
Net gain (loss) on debt extinguishment	-	147,710
Gain (loss) on derivative liability	-	325,390
	$(614,491)	$(52,051)

Non-operating income (expense) for the three months ended March 31, 2018 varied from the three months ended March 31, 2017 primarily due to a gain on debt extinguishment of $147,710 for the three months ended March 31, 2017 versus a gain of $0 for the three months ended March 31, 2018; a gain on derivative liability for the three months ended March 31, 2017 of $325,390 versus $0 for the three months ended March 31, 2018; and an increase in interest expense from $527,951 for the three months ended March 31, 2017 to $632,074 for the three months ended March 31, 2018. The majority of the interest recorded by the Company consists of amortization of debt discount. This was partially offset by an increase in grant income from $0 for the three months ended March 31, 2017 to $17,583 for the three months ended March 31, 2018.

Net Loss

Our net income (loss) for the three months ended March 31, 2018 and 2017 was $(901,185) and $(416,766), respectively.

Liquidity and Capital Resources

At March 31, 2018, the Company had negative working capital of $5,088,015, as compared to $4,263,139 at December 31, 2017. During the three months ended March 31, 2018 the Company experienced negative cash flow from operations of $48,301 and it received $0 for investing activities while adding $40,000 of cash flows from financing activities. As of March 31, 2018, the Company had no commitments for capital expenditures.

Cash used in operating activities decreased from $275,658 for the three month period ending March 31, 2017 to $48,301 for the three month period ending March 31, 2018. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and preferred and common stock issued for services and other expenses. The Company received $0 and $2,800 in cash from investing activities for the three month periods ended March 31, 2018 and 2017, respectively. Cash provided from financing activities decreased from $268,699 for the three month period ending March 31, 2017 to $40,000 for the three month period ending March 31, 2018. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt, as well as a decrease in shareholder advances.

The Company has generated material operating losses since inception. The Company had a net loss of $901,185 for the three months ended March 31, 2018, and a net loss of $416,766 for the three months ended March 31, 2017. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended March 31, 2018, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2017, filed on April 2, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

During the three months ending March 31, 2018 the Company issued 10,000 common shares for services.

During the three months ending March 31, 2018 the Company issued 5,742,000 common shares in exchange for 574,200 shares Series A Preferred.

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

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vivos Inc.

Date: May 22, 2018	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2018	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)