Form 10-Q
period 2018-06-30
VIVOS INC
filed 2018-08-20
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2018

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

As of August 16, 2018, there were 373,927,406 shares of the registrant’s Common outstanding and 2,770,940 shares of the registrant’s Series A Convertible Preferred Stock outstanding.

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Statements of Operations for the Three Months and the six months ended June 30, 2018 (unaudited) and the Three Months and the six months ended June 30, 2017 (unaudited)	2

	Condensed Statements of Cash Flow for the Six Months ended June 30, 2018 (unaudited) and the Six Months ended June 30, 2017 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

SIGNATURES		21

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Vivos Inc.

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$-	$8,317
Prepaid expenses	7,492	6,711
Total current assets	7,492	15,028

Fixed assets, net of accumulated depreciation	-	-

Other assets:
Deposits	669	669
Total other assets	669	669

Total assets	$8,161	$15,697

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,040,275	$840,972
Related party payables	82,572	57,297
Accrued interest payable	480,436	347,069
Payroll liabilities payable	216,436	85,786
Derivative liability	5,232,274	-
Convertible notes payable, net	3,158,807	2,563,272
Loan from shareholder	50,000	-
Notes payable	32,279	-
Related party promissory note	383,771	383,771
Total current liabilities	10,676,850	4,278,167

Total liabilities	10,676,850	4,278,167

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; 2,811,955 and 3,778,622 shares issued and outstanding, respectively	2,811	3,779
Paid in capital, preferred stock	9,575,805	13,547,780
Common stock, $.001 par value; 2,000,000,000 shares authorized; 117,757,943 and 65,695,213 shares issued and outstanding, respectively	117,758	65,695
Paid in capital	50,836,259	46,408,443
Accumulated deficit	(71,201,322)	(64,288,167)
Total stockholders’ equity (deficit)	(10,668,689)	(4,262,470)

Total liabilities and stockholders’ equity (deficit)	$8,161	$15,697

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$4,054

Operating expenses
Sales and marketing expenses	2,950	15,251	12,950	41,249
Depreciation and amortization	-	733	-	1,473
Professional fees	145,220	295,544	215,278	430,148
Reserved stock units granted	32,801	-	84,895	-
Stock options granted	21,645	27,059	45,400	55,299
Payroll expenses	82,200	181,494	161,070	286,275
Research and development	41,766	80,523	74,580	113,409
General and administrative expenses	15,318	18,567	34,421	60,087
Total operating expenses	341,900	619,171	628,594	987,940

Operating loss	(341,900)	(619,171)	(628,594)	(983,886)

Non-operating income (expense)
Interest expense	(4,934,066)	(781,139)	(5,566,140)	(1,309,090)
Net gain on sale of assets	-	-	-	2,800
Grants received	-	-	17,583	-
Net gain (loss) on debt extinguishment	131,604	(201,574)	131,604	(53,863)
Gain (loss) on derivative liability	(867,608)	83,089	(867,608)	408,479
Non-operating income (expense), net	(5,670,070)	(899,624)	(6,284,561)	(951,674)

Income (Loss) before Income Taxes	(6,011,970)	(1,518,795)	(6,913,155)	(1,935,560)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(6,011,970)	$(1,518,795)	$(6,913,155)	$(1,935,560)

Basic and Diluted Income (Loss) per Common Share	$(0.0681)	$(0.0327)	$(0.0836)	$(0.0457)

Basic and Diluted Weighted average common shares outstanding	88,308,304	46,454,069	78,103,383	42,375,108

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.

Condensed Statements of Cash Flow

(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(6,913,155)	$(1,935,560)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation of fixed assets	-	1,473
Amortization of convertible debt discount	791,938	957,499
Gain on sale of assets	-	(2,800)
Common stock issued for services	449	171,090
Stock options and warrants issued for services	45,400	55,299
Reserved stock units issued for services	84,895	-
New derivatives recorded as loan fees	4,636,517	-
(Gain) loss on derivative liability	867,608	(408,479)
(Gain) loss on settlement of debt	(131,604)	53,863
Changes in operating assets and liabilities:
Prepaid expenses	(781)	5,142
Accounts payable	266,795	39,949
Accounts payable from related parties	(13,284)	(4,675)
Payroll liabilities	130,650	(60,212)
Accrued interest	137,696	350,468
Net cash used by operating activities	(96,876)	(776,944)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets	-	2,800
Net cash from investing activities	-	2,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made for loan fees	-	(101,631)
Proceeds from shareholder advances	50,000	137,000
Proceeds from related party advances	38,559	-
Proceeds from convertible debt	-	1,080,334
Net cash provided by financing activities	88,559	1,115,703

Net increase (decrease) in cash	(8,317)	341,560
Cash, beginning of period	8,317	27,889

CASH, END OF PERIOD	$-	$369,449

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2018 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018 and December 31, 2017, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at June 30, 2018:

June 30, 2018

	Total	Level 1		Level 2		Level 3
Liabilities:
Derivative Liability	$5,232,274	$		$		$5,232,274
Total Liabilities Measured at Fair Value	$5,232,274		$-		$-	$5,232,274

Derivative Liabilities

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard and Accounting Standards Update 2017-11, which was adopted by the Company effective January 1, 2018. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings.

The result of this accounting treatment is that the fair value of the derivative instrument is marked-to-market each balance sheet date and with the change in fair value recognized in the statement of operations as other income or expense.

Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is removed from the books. Gains or losses on debt extinguishment are recognized in the statement of operations upon conversion, exercise or cancellation of a derivative instrument after any shares issued in such a transaction are recorded at market value. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Instruments that become a derivative after inception are recognized as a derivative on the date they become a derivative with the offsetting entry recorded in earnings.

The Company determines the fair value of derivative instruments and hybrid instruments, considering all of the rights and obligations of each instrument, based on available market data using the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. For instruments in default with no remaining time to maturity the Company uses a one-year term for their years to maturity estimate unless a sooner conversion date can be estimated or is known. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock.

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

As of June 30, 2018, the Company has no cash. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CEO and CFO of the Company that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Production equipment	$15,182	$15,182
Less accumulated depreciation	(15,182)	(15,182)
	$-	$-

Depreciation expense for the above fixed assets for the three months ended June 30, 2018 and 2017, respectively, was $0 and $733 and for the six months ended June 30, 2018 and 2017, respectively, was $0 and $1,473.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

In March 2017, the Company combined Outstanding Notes owed to a director and major stockholder, along with $51,576 of accrued interest payable, into one promissory note (the “Related Party Note”). The Related Party Note accrues interest at a rate of 10% and was due and payable on December 31, 2017. The note holder agreed to an extension of the due date until May 9, 2018. As of June 30, 2018 and December 31, 2017 the balance of the Related Party Note was $383,771 and $383,771, respectively, and the accrued interest payable on the Related Party Note was $48,261 and $29,230, respectively.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $82,572 and $57,297 as of June 30, 2018 and December 31, 2017, respectively.

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

Rental expense was $0 and $4,500 for each of the three months ended June 30, 2018 and 2017 and is recorded in general and administrative expense.

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of June 30, 2018 and December 31, 2017 the Company had the following convertible notes outstanding:

	June 30, 2018		December 31, 2017
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$31,888	$45,000	29,218
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $0, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
May 2017 $2,332,305 Notes convertible into common stock after April 15, 2018 at a 45% discount to lowest trade price for previous 30 days ($0.0017 at June 30, 2018), 7.5% interest, due May 2018 therefore in default as of June 30, 2018, net of debt discounts of $0 and $544,845, respectively	2,332,305	200,087	1,833,310	178,304
May 2017 $530,539 Notes convertible into common stock after April 15, 2018 at a 45% discount to lowest trade price for previous 30 days ($0.0017 at June 30, 2018), 7.5% interest, due May 2018, net of debt discounts of $0 and $147,335, respectively	530,539	58,890	500,703	52,831
May 2017 $76,379 Notes convertible after April 15, 2018 into common stock at a 45% discount to lowest trade price for previous 30 days ($0.0017 at June 30, 2018), 7.5% interest, due May 2018 therefore in default as of June 30, 2018, net of debt discounts of $0 and $25,085, respectively	76,379	16,724	85,227	15,773
November 2017 $166,666 Note convertible at maturity at a 50% discount to lowest trade price for previous 25 days ($0.0015 at June 30, 2018), with a one-time interest charge of 10%, due April 15, 2018 therefore in default as of June 30, 2018, net of debt discounts of $0 and $74,662, respectively	166,666	96,667	92,004	16,667

Penalties on notes in default	7,918	-	7,028	-
Total Convertible Notes Payable, Net	$3,158,807	$428,246	$2,563,272	$316,784

NOTE 6: DERIVATIVE LIABILITY

During the six months ended June 30, 2018 the Company had certain convertible notes become convertible on a set date at variable conversion rates. Upon becoming convertible the Company bifurcated the embedded conversion feature and recorded a derivative liability at fair value with the offsetting entry recorded in the statement of operations. The activity in the derivative liability account during the six months ended June 30, 2018 is summarized as follows:

Derivative Liability at December 31, 2017	$-
Derivative Liability Recorded	4,636,517
Elimination of Liability on Conversion	(271,851)
Change in Fair Value	867,608
Derivative Liability at June 30, 2018	$5,232,274

The Company uses the Black-Scholes pricing model to estimate fair value for those instruments convertible into common stock at inception, at conversion date, and at each reporting date.  During the six months ended June 30, 2018 the Company used the following assumptions in their Black-Scholes model:

Risk-free interest rate	1.62% - 2.35%
Expected life in years	0.12 - 1.10
Dividend yield	0%
Expected volatility	174.46% - 221.03%

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2017	1,222,500	$0.50-15	2.91 years	$-	$1.08

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	-	$-	-		$-

Balance at June 30, 2018	1,222,500	$0.50-15	2.42 years	$-	$1.08

Exercisable at June 30, 2018	1,222,500	$0.50-15	2.42 years	$-	$1.08

During the three and six months ended June 31, 2018 the Company recognized $21,645 and $45,400 worth of stock based compensation related to the vesting of its stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2017	304,200	$0.40-10	1.19 years	$-	$2.63

Warrants granted	-	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	400	$-	-		$6.00

Balance at June 30, 2018	303,800	$0.40-10	0.70 years	$-	$2.63

Exercisable at June 30, 2018	303,800	$0.40-10	0.70 years	$-	$2.63

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2017	5,740,000	$0.07

RSU’s granted	-	$-
RSU’s vested	(1,240,000)	$-
RSU’s forfeited	-	$-

Balance at June 30, 2018	4,500,000	$0.07

During the three and the six months ended June 30, 2018 the Company recognized $32,801 and $84,895 worth of expense related to the vesting of its RSU’s. As of June 30, 2018, the Company had $269,534 worth of expense yet to be recognized for RSU’s not yet vested.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

During the six months ending June 30, 2018 the Company issued 41,146,060 shares of its common stock valued at $376,181 for conversion of convertible debt, 10,000 shares of its common stock valued at $449 for services, 9,666,670 shares of its common stock valued at $3,972,942 for conversions of 966,667 shares of Series A Preferred, and 1,240,000 shares of its common stock valued at $1,240 in the form of Restricted Stock Units.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ending June 30, 2018 the Company had the following non-cash investing and financing activities:

●	Exchanged $32,279 of accounts payable for a one year, 18% Promissory note.

●	Issued 9,666,670 shares of common stock in exchange for 966,667 shares of Series A Preferred decreasing preferred stock by $3,972,942, increasing common stock by $9,667, and increasing paid in capital by $3,963,275.

●	Increased common stock and decreased paid in capital by $1,240 due to the vesting of restricted stock units.

●	Issued 41,146,060 shares of common stock in exchange for convertible note principal of $197,283 and accrued interest of $3,439, reducing the derivative liability by $271,851.

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company is continuing work on many avenues to find the money needed to fund operations and provide sufficient funds needed to bring its product to market.  The Company entered into an agreement in May 2018 to find accredited investors for funding the Company under which it will pay a 5% finders fee of the gross proceeds for any financing made available to the Company plus common stock shares equal to 5% of the aggregate proceeds divided by the price per share of common stock issued in connection with the financing.

NOTE 11: SUBSEQUENT EVENTS

●	In July and August 2018, the Company received $13,645 as a loan from a Director.

In July 2018, the Company issued a six month, 8%, convertible promissory note for $50,000.

●	In July and August 2018, the Company issued 255,759,303 shares of common stock in exchange for $418,168 of convertible debt and $17,745 of accrued interest.

●	In July 2018, the Company issued 410,160 shares of common stock for 41,016 shares of Series A Preferred.

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

Regulatory History

Human Therapy

RadioGel™ has a long regulatory history with the Food and Drug Administration (“FDA”). Initially, the Company submitted a presubmission (Q130140) to obtain FDA feedback about the proposed product. The FDA requested that the Company file a request for designation with the Office of Combination Products (RFD130051), which led to the determination that RadioGel™ is a device for human therapy for non-resectable cancers, which must be reviewed and ultimately regulated by the Center for Devices and Radiological Health (“CDRH”). The Company then submitted a 510(k) notice for RadioGel™ (K133368), which was found Not Substantially Equivalent due to the lack of a suitable predicate, and RadioGel™ was assigned to the Class III product code NAW (microspheres). Class III products or devices are generally the highest risk devices and are therefore subject to the highest level of regulatory review, control and oversight. Class III products or devices must typically be approved by FDA before they are marketed. Class II devices represent lower risk products or devices than Class III and require fewer regulatory controls to provide reasonable assurance of the product’s or device’s safety and effectiveness. In contrast, Class I products and devices are deemed to be lower risk than Class II of III, and are therefore subject to the least regulatory controls.

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

Animal Therapy

As noted above, the Office of Combination Products previously classified RadioGel™ as a device for human therapy for non-sectable cancers. In January 2018, the Center for Veterinary Medicine Product Classification Group ruled that RadioGel™ should be classified as a device for animal therapy of feline sarcomas and canine soft tissue sarcomas. In addition, the FDA also reviewed and approved our label, which is a requirement for any device used in animals. We expect the result of such classification and label approval is that no additional regulatory approvals are necessary for the use of RadioGel™ for the treatment of skin cancer in animals.

Based on the FDA’s recommendation, RadioGel™ will be marketed as “IsoPet® for use by veterinarians to avoid any confusion between animal and human therapy. The Company already has trademark protection for the “IsoPet®” name. IsoPet® and RadioGel™ are used synonymously throughout this document. As we stated the only distinction between the two is the FDA’s recommendation we use IsoPet® for all veterinarian usage and reserve RadioGel™ for human therapy.

IsoPet® Solutions

The Company’s IsoPet® Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with four different university veterinarian hospitals on RadioGel™ testing and therapy. Colorado State University demonstrated the procedures and the CT and PET-CT imaging of RadioGel™. Washington State University treated five cats for feline sarcoma. They concluded that the product was safe and effective in killing cancer cells. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting early in 2019. The safety review at UC Davis is almost completed. They will be treating prostate and liver cancer in canines in 2019.

These animal therapies will generate the additional data required by the private veterinary clinics to assure them of the safety and efficacy of IsoPet® to complement the previous work at Washington State University.

The Company anticipates that future profit will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table sets forth information from our statements of operations for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Revenues	$-	$-
Operating expenses	(341,900)	(619,171)
Operating loss	(341,900)	(619,171)
Non-operating income (expense):
Gain (loss) on debt extinguishment	131,604	(201,574)
Gain (loss) on derivative liability	(867,608)	83,089
Interest expense	(4,934,066)	(781,139)
Net income (loss)	$(6,011,970)	$(1,518,795)

Revenue

Revenue was $0 for the three months ended June 30, 2018 and June 30, 2017.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 and 2017 consists of the following:

	Three months ended June 30, 2018	Three months ended June 30, 2017
Depreciation and amortization expense	$-	$733
Professional fees	145,220	295,544
Reserved stock units granted	32,801	-
Stock options granted	21,645	27,059
Payroll expenses	82,200	181,494
Research and development	41,766	80,523
General and administrative expenses	15,318	18,567
Sales and marketing expense	2,950	15,251
Total operating expenses	$341,900	$619,171

Operating expenses for the three months ended June 30, 2018 and 2017 was $341,900 and $619,171, respectively. The decrease in operating expenses from 2017 to 2018 can be attributed to the decrease in payroll expense ($181,494 for the three months ended June 30, 2017 versus $82,200 for the three months ended June 30, 2018); decrease in professional fees expenses ($295,544 for the three months ended June 30, 2017 versus $145,220 for the three months ended June 30, 2018; decrease in sales and marketing expense ($15,251 for the three months ended June 30, 2017 versus $2,950 for the three months ended June 30, 2018; decrease in research and development ($80,523 for the three months ended June 30, 2017 versus $41,766 for the three months ended June 30, 2018; and the decrease in general and administrative expense ($18,567 for the three months ended June 30, 2017 versus $15,318 for the three months ended June 30, 2018). These decreases in operating expenses were partially offset by an increase in reserved stock units granted ($32,801 for the three months ended June 30, 2018 versus $0 for the three months ended June 30, 2017).

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended June 30, 2018 and 2017 consists of the following:

	Three months ended June 30, 2018	Three months ended June 30, 2017
Interest expense	$(4,934,066)	$(781,139)
Net (gain) loss on debt extinguishment	131,604	(201,574)
(Gain) loss on derivative liability	(867,608)	83,089
Non-operating income (expense)	$(5,670,070)	$(899,624)

Non-operating income (expense) for the three months ended June 30, 2018 varied from the three months ended June 30, 2017 primarily due to a loss on debt extinguishment of $201,574 for the three months ended June 30, 2017 versus a gain of $131,604 for the three months ended June 30, 2018; a gain on derivative liability for the three months ended June 30, 2017 of $83,089 versus a loss of $867,608 for the three months ended June 30, 2018; and an increase in interest expense from $781,139 for the three months ended June 30, 2017 to $4,934,066 for the three months ended June 30, 2018. The majority of the interest recorded by the Company consists of amortization of debt discount and derivative liabilities.

Net Loss

Our net income (loss) for the three months ended June 30, 2018 and 2017 was $(6,011,970) and $(1,518,795), respectively.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table sets forth information from our statements of operations for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues	$-	$4,054

Operating expenses	628,594	987,940

Operating loss	(628,594)	(983,886)
Non-operating income (expense)
Interest expense	(5,566,140)	(1,309,090)
Net gain on sale of assets	-	2,800
Grants received	17,583	-
Net gain (loss) on debt extinguishment	131,604	(53,863)
Gain (loss) on derivative liability	(867.608)	408,479)
Net Income (Loss)	$(6,913,155)	$(1,935,560)

Revenue

Revenue was $4,054 for the six months ended June 30, 2017, compared to $0 for the six months ended June 30, 2018, a period over period decrease of $4,054. The decrease was a result of a loss of consulting revenue, currently our only source of revenue, during the first half of the fiscal year. Consulting revenue consists of providing clients with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. Consulting services had been our only source of revenue. The Company does not have any current contracts or arrangements for consulting services, and, until such time as the Company secures contracts or arrangements to provide consulting services, the Company does not expect to generate any additional revenue during the third or fourth quarter of 2018 and beyond.

Management does not anticipate that the Company will generate revenue sufficient to sustain operations until such time as the Company secures revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expense

Operating expenses for the six months ended June 30, 2018 and 2017 consists of the following:

	Six months ended June 30, 2018	Six months ended June 30, 2017
Depreciation and amortization expense	$-	$1,473
Professional fees	215,278	430,148
Reserved stock units granted	84,895	-
Stock options granted	45,400	55,299
Payroll expenses	161,070	286,275
Research and development	74,580	113,409
General and administrative expenses	34,421	60,087
Sales and marketing expense	12,950	41,249
Total operating expenses	$628,594	$987,940

Operating expenses for the six months ended June 30, 2018 and 2017 was $628,594 and $987,940, respectively. The decrease in operating expenses from 2017 to 2018 can be attributed to the decrease in professional fees expense from 2017 to 2018 ($430,148 for the six months ended June 30, 2017 versus $215,278 for the six months ended June 30, 2018); a decrease in sales and marketing expense from 2017 to 2018 ($41,249 for the six months ended June 30, 2017 versus $12,950 for the six months ended June 30, 2018); a decrease in stock options granted from 2017 to 2018 ($55,299 for the six months ended June 30, 2017 versus $45,400 for the six months ended June 30, 2018); a decrease in payroll expenses from 2017 to 2018 ($286,275 for the six months ended June 30, 2017 versus $161,070 for the six months ended June 30, 2018); a decrease in research and development from 2017 to 2018 ($113,409 for the six months ended June 30, 2017 versus $74,580 for the six months ended June 30, 2018; and the decrease in general and administrative expense ($60,087 for the six months ended June 30, 2017 versus $34,421 for the six months ended June 30, 2018). The decrease in operating expenses was partially offset by an increase in reserved stock units granted from 2017 to 2018 ($84,895 for the six months ended June 30, 2018 versus $0 for the six months ended June 30, 2017).

Non-Operating Income (Expense)

Non-Operating income (expense) for the six months ended June 30, 2018 and 2017 consists of the following:

	Six months ended June 30, 2018	Six months ended June 30, 2017
Interest expense	$(5,566,140)	$(1,309,090)
Net gain on sale of assets	-	2,800
Grants received	17,583	-
Net gain (loss) on debt extinguishment	131,604	(53,863)
Gain (loss) on derivative liability	(867,608)	408,479
Non-operating income (expense)	$(6,284,561)	$(951,674)

The Company had non-operating expense of $951,674 during the six months ended June 30, 2017, as compared to non-operating expense of $6,284,561 during the six months ended June 30, 2018. As shown above, this increase in non-operating expense is primarily due to a gain on debt extinguishment of $131,604 for the six months ended June 30, 2018, as compared to a loss of $53,863 during the same period in 2017. The Company’s gain on derivative liability decreased from $408,479 during the six months ended June 30, 2017, as compared to a loss of $867,608 for the six months ended June 30, 2018. Additionally, the Company experienced a increase in interest expense from $1,309,090 for the six months ended June 30, 2017, as compared to $5,566,140 for the six months ended June 30, 2018.

Net Gain (Loss)

Our net income (loss) for the six months ended June 30, 2018 and 2017 was $(6,913,155) and $(1,935,560) respectively.

Liquidity and Capital Resources

At June 30, 2018, the Company had negative working capital of $5,444,985, as compared to $4,262,470 at December 31, 2017. During the six months ended June 30, 2018 the Company experienced negative cash flow from operations of $96,876 and it received $0 for investing activities while adding $88,559 of cash flows from financing activities. As of June 30, 2018, the Company had no commitments for capital expenditures.

Cash used in operating activities decreased from $776,944 for the six month period ending June 30, 2017 to $96,876 for the six month period ending June 30, 2018. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and preferred and common stock issued for services and other expenses. The Company received $0 and $2,800 in cash from investing activities for the six month periods ended June 30, 2018 and 2017, respectively. Cash provided from financing activities decreased from $1,115,703 for the six month period ending June 30, 2017 to $88,559 for the six month period ending June 30, 2018. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt, as well as a decrease in shareholder advances.

The Company has generated material operating losses since inception. The Company had a net loss of $6,913,155 for the six months ended June 30, 2018, and a net loss of $1,935,560 for the six months ended June 30, 2017. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

The Company requires funding of at least $1.5 million per year to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $11.0 million to fund: (1) the FDA approval process and initial deployment of RadioGel™ and other brachytherapy products. The continued deployment of the Company’s brachytherapy products, including RadioGel™, and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies, which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended June 30, 2018, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2017, filed on April 2, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

During the six months ending June 30, 2018 the Company issued 10,000 common shares for services.

During the six months ending June 30, 2018 the Company issued 9,666,670 common shares in exchange for 966,667 shares Series A Preferred.

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

Vivos Inc.

Date: August 20, 2018	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2018	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)