Form 10-Q
period 2018-09-30
VIVOS INC
filed 2018-11-14
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2018

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

As of November 12, 2018, there were 1,302,950,426 shares of the registrant’s Common outstanding and 2,952,192 shares of the registrant’s Series A Convertible Preferred Stock outstanding and 3,305,754 of the registrant’s Series B Convertible Preferred Stock outstanding.

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Statements of Operations for the Three Months and the Nine Months ended September 30, 2018 (unaudited) and the Three Months and the Nine Months ended September 30, 2017 (unaudited)	2

	Condensed Statements of Cash Flow for the Nine Months ended September 30, 2018 (unaudited) and the Nine Months ended September 30, 2017 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

SIGNATURES		21

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Vivos Inc.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$-	$8,317
Prepaid expenses	11,062	6,711
Total current assets	11,062	15,028

Fixed assets, net of accumulated depreciation	-	-

Other assets:
Deposits	669	669
Total other assets	669	669

Total assets	$11,731	$15,697

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,013,076	$840,972
Related party payables	106,833	57,297
Accrued interest payable	476,599	347,069
Payroll liabilities payable	290,336	85,786
Derivative liability	30,059,956	-
Convertible notes payable, net	2,328,269	2,563,272
Loan from shareholder	50,000	-
Related party promissory note	383,771	383,771
Total current liabilities	34,708,840	4,278,167

Total liabilities	34,708,841	4,278,167

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; 2,770,939 and 3,778,622 shares issued and outstanding, respectively	2,770	3,779
Paid in capital, preferred stock	9,498,134	13,547,780
Common stock, $.001 par value; 2,000,000,000 shares authorized; 715,255,247 and 65,695,213 shares issued and outstanding, respectively	715,255	65,695
Paid in capital	53,200,468	46,408,443
Accumulated deficit	(98,113,736)	(64,288,167)
Total stockholders’ equity (deficit)	(34,697,109)	(4,262,470)

Total liabilities and stockholders’ equity (deficit)	$11,731	$15,697

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$4,054

Operating expenses
Sales and marketing expenses	750	52,620	13,700	93,870
Depreciation and amortization	-	-	-	1,473
Professional fees	16,223	211,954	231,501	642,101
Reserved stock units granted	19,515	169,650	104,410	169,650
Stock options granted	-	24,283	45,400	79,582
Payroll expenses	82,500	436,319	243,570	722,594
Research and development	2,455	43,758	77,035	157,168
General and administrative expenses	15,463	23,215	49,884	83,301
Total operating expenses	136,906	961,799	765,500	1,949,739

Operating loss	(136,906)	(961,799)	(765,500)	(1,945,685)

Non-operating income (expense)
Interest expense	(60,752)	(527,188)	(5,626,892)	(1,836,279)
Net gain on sale of assets	-	-	-	2,800
Grants received	-	-	17,583	-
Net gain (loss) on debt extinguishment	394,618	(369,428)	526,222	(423,291)
Gain (loss) on derivative liability	(27,109,374)	9	(27,976,982)	408,488
Non-operating income (expense), net	(26,775,508)	(896,607)	(33,060,069)	(1,848,282)

Income (Loss) before Income Taxes	(26,912,414)	(1,858,406)	(33,825,569)	(3,793,967)

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(26,912,414)	$(1,858,406)	$(33,825,569)	$(3,793,967)

Basic and Diluted Income (Loss) per Common Share	$(0.07)	$(0.04)	$(0.19)	$(0.08)

Basic and Diluted Weighted average common shares outstanding	386,361,058	52,471,896	181,985,090	45,777,689

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.

Condensed Statements of Cash Flow

(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(33,825,569)	$(3,793,967)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation of fixed assets	-	1,473
Amortization of convertible debt discount	791,937	1,473,205
Gain on sale of assets	-	(2,800)
Common stock issued for services	449	250,393
Common stock issued for wages	-	365,989
Stock options and warrants issued for services	45,400	79,582
Reserved stock units issued for services	104,410	169,650
New derivatives recorded as loan fees	4,636,517	-
(Gain) loss on derivative liability	27,976,982	(408,488)
(Gain) loss on settlement of debt	(526,222)	423,291
Changes in operating assets and liabilities:
Prepaid expenses	(4,351)	5,198
Accounts payable	239,596	22,226
Accounts payable from related parties	(9,955)	(4,675)
Payroll liabilities	204,550	(67,310)
Accrued interest	198,448	361,951
Net cash used by operating activities	(167,808)	(1,124,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets	-	2,800
Net cash from investing activities	-	2,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made for loan fees	-	(101,631)
Proceeds from shareholder advances	50,000	137,000
Proceeds from related party advances	59,491	-
Proceeds from convertible debt	50,000	1,080,334
Net cash provided by financing activities	159,491	1,115,703

Net increase (decrease) in cash	(8,317)	(5,779)
Cash, beginning of period	8,317	27,889

CASH, END OF PERIOD	$-	$22,110

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2018 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018 and December 31, 2017, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis were calculated using the Black-Scholes pricing model and are as follows at September 30, 2018:

September 30, 2018

	Total	Level 1		Level 2		Level 3
Liabilities:
Derivative Liability	$30,059,956	$		$		$30,059,956
Total Liabilities Measured at Fair Value	$30,059,956		$-		$-	$30,059,956

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

As of September 30, 2018, the Company has no cash. There are currently commitments to vendors for products and services purchased, plus, the employment agreements of the CEO and CFO of the Company that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Production equipment	$15,182	$15,182
Less accumulated depreciation	(15,182)	(15,182)
	$-	$-

Depreciation expense for the above fixed assets for the three months ended September 30, 2018 and 2017, respectively, was $0 and $0 and for the nine months ended September 30, 2018 and 2017, respectively, was $0 and $1,473.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

In March 2017, the Company combined Outstanding Notes owed to a director and major stockholder, along with $51,576 of accrued interest payable, into one promissory note (the “Related Party Note”). The Related Party Note accrues interest at a rate of 10% and was due and payable on December 31, 2017. The note holder agreed to an extension of the due date until May 9, 2018. On August 9, 2018 the Company entered into a Path Forward and Restructuring Agreement whereby this Convertible Note would convert at a conversion price of $0.004 per share concurrently with a funding of at least $500,000 (the “Qualified Financing”). The Qualified Financing occurred on October 10, 2018 at which time this note was fully converted into 50,000,000 common and 385,302 Series B preferred shares of the Company. As of September 30, 2018 and December 31, 2017 the balance of the Related Party Note was $383,771 and $383,771, respectively, and the accrued interest payable on the Related Party Note was $57,934 and $29,230, respectively.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $106,833 and $57,297 as of September 30, 2018 and December 31, 2017, respectively.

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

There was no rental expense for each of the three months ended September 30, 2018 and 2017. Rental expense was $0 and $4,500 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of September 30, 2018 and December 31, 2017 the Company had the following convertible notes outstanding:

	September 30, 2018		December 31, 2017
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$33,246	$45,000	29,218
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	18,396	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $0, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
May 2017 $2,378,155 Notes convertible into common stock after April 15, 2018 at a 45% discount to lowest trade price for previous 30 days ($0.0026 at September 30, 2018), 7.5% interest, due May 2018 therefore in default as of September 30, 2018, net of debt discounts of $0 and $544,845, respectively	1,631,061	206,812	1,833,310	178,304
May 2017 $820,420 Notes convertible into common stock after April 15, 2018 at a 45% discount to lowest trade price for previous 30 days ($0.0026 at September 30, 2018), 7.5% interest, due May 2018 therefore in default as of September 30, 2018, net of debt discounts of $0 and $147,335, respectively	448,039	56,200	500,703	52,831
May 2017 $110,312 Notes convertible after April 15, 2018 into common stock at a 45% discount to lowest trade price for previous 30 days ($0.0026 at September 30, 2018), 7.5% interest, due May 2018 therefore in default as of September 30, 2018, net of debt discounts of $0 and $25,085, respectively	2,892	27	85,227	15,773
November 2017 $166,666 Note convertible at maturity at a 50% discount to lowest trade price for previous 25 days ($0.0026 at September 30, 2018), with a one-time interest charge of 10%, due April 15, 2018 therefore in default as of September 30, 2018, net of debt discounts of $0 and $74,662, respectively	142,906	96,667	92,004	16,667
July 2018 $50,000 Note convertible upon a Company capital raise of at least $500,000. Conversion is into same securities as are issued in the capital raise after the total of the principal and interest in increased to 120% of the balance owed including 8% interest.	50,000	668
Penalties on notes in default	8,371	-	7,028	-
Total Convertible Notes Payable, Net	$2,328,269	$417,610	$2,563,272	$316,784

NOTE 6: DERIVATIVE LIABILITY

During the nine months ended September 30, 2018 the Company had certain convertible notes become convertible on a set date at variable conversion rates. Upon becoming convertible the Company bifurcated the embedded conversion feature and recorded a derivative liability at fair value with the offsetting entry recorded in the statement of operations. The activity in the derivative liability account during the nine months ended September 30, 2018 is summarized as follows:

Derivative Liability at December 31, 2017	$-
Derivative Liability Recorded	4,636,517
Elimination of Liability on Conversion	(2,553,543)
Change in Fair Value	27,976,982
Derivative Liability at September 30, 2018	$30,059,956

The Company uses the Black-Scholes pricing model to estimate fair value for those instruments convertible into common stock at inception, at conversion date, and at each reporting date. During the nine months ended September 30, 2018 the Company used the following assumptions in their Black-Scholes model:

Risk-free interest rate	1.62% - 2.59%
Expected life in years	0.11 – 1.10
Dividend yield	0%
Expected volatility	174.46% - 519.42%

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2017	1,222,500	$0.50-15	2.91 years	$-	$1.08

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	-	$-	-		$-

Balance at September 30, 2018	1,222,500	$0.50-15	2.16 years	$-	$1.08

Exercisable at September 30, 2018	1,222,500	$0.50-15	2.16 years	$-	$1.08

During the three and nine months ended September 31, 2018 the Company recognized $0 and $45,400 worth of stock based compensation related to the vesting of its stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2017	304,200	$0.40-10	1.19 years	$-	$2.63

Warrants granted	-	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	233,733	$-	-		$0.41

Balance at September 30, 2018	70,467	$10	2.25 years	$-	$10.00

Exercisable at September 30, 2018	70,467	$10	2.25 years	$-	$10.00

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2017	5,740,000	$0.07

RSU’s granted	-	$-
RSU’s vested	(1,860,000)	$-
RSU’s forfeited	-	$-

Balance at September 30, 2018	3,880,000	$0.07

During the three and the nine months ended September 30, 2018 the Company recognized $19,515 and $104,410 worth of expense related to the vesting of its RSU’s. As of September 30, 2018, the Company had $250,019 worth of expense yet to be recognized for RSU’s not yet vested.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ending September 30, 2018 the Company issued 637,613,204 shares of its common stock valued at $3,240,661 for conversion of convertible debt, 10,000 shares of its common stock valued at $449 for services, 10,076,830 shares of its common stock valued at $4,050,654 for conversions of 1,007,683 shares of Series A Preferred Stock, and 1,860,000 shares of its common stock valued at $1,860 in the form of Restricted Stock Units.

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ending September 30,2018 the Company had the following non-cash investing and financing activities:

●	Exchanged $32,279 of accounts payable for a one year, 18% Promissory note.

●	Issued 10,076,830 shares of common stock in exchange for 1,007,683 shares of Series A Preferred stock decreasing preferred stock by $1,008, decreasing paid in capital, preferred stock by $4,049,646, increasing common stock by $10,077, and increasing paid in capital by $4,040,577.

●	Increased common stock and decreased paid in capital by $1,860 due to the vesting of restricted stock units.

●	Issued 637,613,204 shares of common stock in exchange for convertible note principal of $1,078,274, notes payable principal of $32,279, and accrued interest of $67,553, reducing the derivative liability by $2,553,543.

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

NOTE 11: SUBSEQUENT EVENTS

●	On October 8, 2018 the Company created out of the shares of Preferred Stock, par value $0.001 per share, of the Company, as authorized in Article IV of the Company’s Certificate of Incorporation, a series of Preferred Stock of the Company, to be named “Series B Convertible Preferred Stock,” consisting of Five Million (5,000,000) shares.

●	On October 10, 2018 the Company successfully completed the terms of the path forward and restructuring agreement eliminating the remaining outstanding balance on all the secured debentures totaling $2,253,538, converting the debt into Company stock at a fixed conversion price of $.004, resulting in the issuance of 299,821,300 common shares, 251,800 Series A preferred shares, and 2,610,452 Series B preferred shares. These shares will be subject to a restriction on any sales below $.02 through December 31, 2018 and will have volume limitations on any sales below $.01 during the first six months of 2019.

●

On October 10, 2018 the Company completed a common stock equity financing through a private placement financing of $738,140 of new cash funding, as well as an additional $1,010,455 from the exchange of bridge notes, past due executive compensation, and certain other liabilities into the private placement. All shares to be issued in the private placement are restricted securities. Under the terms of the private placement, the per share purchase price is $.005 per share resulting in the issuance of 287,168,409 common shares, and 695,302 Series B preferred shares. The private placement purchasers are also to be issued warrants in an amount equal to 50% of the common shares purchased. The warrants have a two-year term and an exercise price of $.01.

On October 3, 2018 the Company exchanged 70,547 of Series A preferred for 705,470 of common shares.

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

IsoPet® Solutions

The Company’s IsoPet® Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with four different university veterinarian hospitals on RadioGel™ testing and therapy. Colorado State University demonstrated the procedures and the CT and PET-CT imaging of RadioGel™. Washington State University treated five cats for feline sarcoma. They concluded that the product was safe and effective in killing cancer cells. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting early in 2019. The safety review at UC Davis was completed. One dog was treated for canine soft tissue sarcoma in June 2018. The principle investigator rated the tumor as CR, Complete Response, after three months. This RECIST rating means that the tumor was totally eliminated by the IsoPet therapy. Four other dogs will be treated on this test plan series.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table sets forth information from our statements of operations for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Revenues	$-	$-
Operating expenses	(136,906)	(961,799)
Operating loss	(136,906)	(961,799)
Non-operating income (expense):
Gain (loss) on debt extinguishment	394,618	(369,428)
Gain (loss) on derivative liability	(27,109,374)	9
Interest expense	(60,752)	(527,188)
Net income (loss)	$(26,775,508)	$(1,858,406)

Revenue

Revenue was $0 for the three months ended September 30, 2018 and September 30, 2017.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 and 2017 consists of the following:

	Three months ended September 30, 2018	Three months ended September 30, 2017
Depreciation and amortization expense	$-	$-
Professional fees	16,223	211,954
Reserved stock units granted	19,515	169,650
Stock options granted	-	24,283
Payroll expenses	82,500	436,319
Research and development	2,455	43,758
General and administrative expenses	15,463	23,215
Sales and marketing expense	750	52,620
Total operating expenses	$136,906	$961,799

Operating expenses for the three months ended September 30, 2018 and 2017 was $136,906 and $961,799, respectively. The decrease in operating expenses from 2017 to 2018 can be attributed to the decrease in payroll expense ($436,319 for the three months ended September 30, 2017 versus $82,500 for the three months ended September 30, 2018. The reason for the $353,819 additional payroll for the three months ended September 30, 2017 was due to approximately $366,000 of officers past due payroll that was settled by the issuance of common stock shares); decrease in professional fees expenses ($211,954 for the three months ended September 30, 2017 versus $16,223 for the three months ended September 30, 2018. The reason for the $195,731 additional professional fees for the three months ended September 30, 2017 was due to approximately $60,000 of consulting fees and $129,000 of legal fees that were attributable to a shareholder meeting and preparation for and meetings with the FDA); decrease in sales and marketing expense ($52,620 for the three months ended September 30, 2017 versus $750 for the three months ended September 30, 2018. The reason for the $51,870 additional sales and marketing expense for the three months ended September 30, 2017 was due to expenses incurred for an investors relations firm and the attendance of a convention); decrease in research and development ($43,758 for the three months ended September 30, 2017 versus $2,455 for the three months ended September 30, 2018. The reason for the $41,303 additional research and development costs for the three months ended September 30, 2017 was due to costs incurred in the development of the Company’s RadioGel product); decrease in reserved stock units granted ($169,650 for the three months ended September 30, 2017 versus $19,515 for the three months ended September 30, 2018. The reason for the $150,135 additional reserved stock units granted costs for the three months ended September 30, 2017 was due to the 6,820,000 granted versus the 620,000 granted for the three months ended September 30, 2018); decrease in stock options granted ($24,283 for the three months ended September 30, 2017 versus $0 for the three months ended September 30, 2018); and the decrease in general and administrative expense ($23,215 for the three months ended September 30, 2017 versus $15,463 for the three months ended September 30, 2018).

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended September 30, 2018 and 2017 consists of the following:

	Three months ended September 30, 2018	Three months ended September 30, 2017
Interest expense	$(60,752)	$(527,188)
Net (gain) loss on debt extinguishment	394,618	(369,428)
(Gain) loss on derivative liability	(27,109,374)	9
Non-operating income (expense)	$(26,775,508)	$(896,607)

Non-operating income (expense) for the three months ended September 30, 2018 varied from the three months ended September 30, 2017 primarily due to a loss on debt extinguishment of $369,428 for the three months ended September 30, 2017 versus a gain of $394,618 for the three months ended September 30, 2018; a gain on derivative liability for the three months ended September 30, 2017 of $9 versus a loss of $27,109,374 for the three months ended September 30, 2018; and an decrease in interest expense from $527,188 for the three months ended September 30, 2017 to $60,752 for the three months ended September 30, 2018. The reason for the increase in non-operating expenses for the three months ended September 30, 2018 versus September 30, 2017 was due to the expiration of the due date of the convertible debt thereby causing the reversal of the accrued debt discount and the conversions of convertible debt resulting in a loss on derivative liability after calculation of Black Sholes for each of the conversions.

Net Loss

Our net income (loss) for the three months ended September 30, 2018 and 2017 was $(26,912,414) and $(1,858,406), respectively.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table sets forth information from our statements of operations for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues	$-	$4,054

Operating expenses	765,500	1,949,739

Operating loss	(765,500)	(1,945,685)
Non-operating income (expense)
Interest expense	(5,626,892)	(1,836,279)
Net gain on sale of assets	-	2,800
Grants received	17,583	-
Net gain (loss) on debt extinguishment	526,222	(423,291)
Gain (loss) on derivative liability	(27,976,982)	408,488
Net Income (Loss)	$(33,825,569)	$(3,793,967)

Revenue

Revenue was $4,054 for the nine months ended September 30, 2017, compared to $0 for the nine months ended September 30, 2018, a period over period decrease of $4,054. The decrease was a result of a loss of consulting revenue, currently our only source of revenue, during the first half of the fiscal year. Consulting revenue consists of providing clients with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. Consulting services had been our only source of revenue. The Company does not have any current contracts or arrangements for consulting services, and, until such time as the Company secures contracts or arrangements to provide consulting services, the Company does not expect to generate any additional revenue during the fourth quarter of 2018 and beyond.

Management does not anticipate that the Company will generate revenue sufficient to sustain operations until such time as the Company secures revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expense

Operating expenses for the nine months ended September 30, 2018 and 2017 consists of the following:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Depreciation and amortization expense	$-	$1,473
Professional fees	231,501	642,101
Reserved stock units granted	104,410	169,650
Stock options granted	45,400	79,582
Payroll expenses	243,570	722,594
Research and development	77,035	157,168
General and administrative expenses	49,884	83,301
Sales and marketing expense	13,700	93,870
Total operating expenses	$765,500	$1,949,739

Operating expenses for the nine months ended September 30, 2018 and 2017 was $765,500 and $1,949,739, respectively. The decrease in operating expenses from 2017 to 2018 can be attributed to the decrease in professional fees expense from 2017 to 2018 ($642,101 for the nine months ended September 30, 2017 versus $231,501 for the nine months ended September 30, 2018. This decrease was due to a reduction in accounting fees from $119,686 to $74,099 for the nine months ended September 30 2017 and 2018, respectively; a decrease in consulting fees from $176,977 to $53,705 for the nine months ended September 30 2017 and 2018, respectively, due to the costs incurred for a shareholder meeting in 2017 and none in 2018 and approximately $61,000 for the value of common stock shares given to the Medical Advisory Board in 2017 and none in 2018.); a decrease in reserved stock units granted from 2017 to 2018 ($169,650 for the nine months ended September 30, 2017 versus $104,410 for the nine months ended September 30, 2018); a decrease in stock options granted from 2017 to 2018 ($79,582 for the nine months ended September 30, 2017 versus $45,400 for the nine months ended September 30, 2018); a decrease in payroll expenses from 2017 to 2018 ($722,594 for the nine months ended September 30, 2017 versus $243,570 for the nine months ended September 30, 2018. This decrease was due approximately $366,000 of officers past due payroll that was settled by the issuance of common stock shares and due to the Company having five employees in 2017 versus 2 in 2018); a decrease in research and development from 2017 to 2018 ($157,168 for the nine months ended September 30, 2017 versus $77,035 for the nine months ended September 30, 2018. The reason for the $80,133 additional research and development costs for the nine months ended September 30, 2017 was due to costs incurred in the development of the Company’s RadioGel product.); a decrease in general and administrative expense from 2017 to 2018 ($83,301 for the nine months ended September 30, 2017 versus $49,884 for the nine months ended September 30, 2018); and a decrease in sales and marketing expense from 2017 to 2018 ($93,870 for the nine months ended September 30, 2017 versus $13,700 for the nine months ended September 30, 2018. The reason for the $80,170 additional sales and marketing expense for the nine months ended September 30, 2017 was due to expenses incurred for an investors relations firm and the attendance at conventions). ).

Non-Operating Income (Expense)

Non-Operating income (expense) for the nine months ended September 30, 2018 and 2017 consists of the following:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Interest expense	$(5,626,892)	$(1,836,279)
Net gain on sale of assets	-	2,800
Grants received	17,583	-
Net gain (loss) on debt extinguishment	526,222	(423,291)
Gain (loss) on derivative liability	(27,976,982)	408,488
Non-operating income (expense)	$(33,060,069)	$(1,848,282)

The Company had non-operating expense of $1,848,282 during the nine months ended September 30, 2017, as compared to non-operating expense of $33,060,069 during the nine months ended September 30, 2018. As shown above, this increase in non-operating expense is primarily due to a loss on derivative liability of $27,976,982 for the nine months ended September 30, 2018, as compared to a gain of $408,488 during the same period in 2017. The Company’s gain on debt extinguishment increased from a loss of $423,291 during the nine months ended June 30, 2017, as compared to a gain of $526,222 for the nine months ended September 30, 2018. Additionally, the Company experienced an increase in interest expense from $1,836,279 for the nine months ended September 30, 2017, as compared to $5,626,892 for the nine months ended September 30, 2018. The majority of the interest recorded by the Company consists of amortization of debt discount and new derivative liabilities recorded as loan fees. The reason for the increase in non-operating expenses for the nine months ended September 30, 2018 versus September 30, 2017 was due to the expiration of the due date of the convertible debt thereby causing the reversal of the accrued debt discount and the conversions of convertible debt resulting in a loss on derivative liability after calculation of Black Sholes for each of the conversions.

Net Gain (Loss)

Our net income (loss) for the nine months ended September 30, 2018 and 2017 was $(33,825,569) and $(3,793,967) respectively.

Liquidity and Capital Resources

At September 30, 2018, the Company had negative working capital of $34,697,778 as compared to $4,262,470 at December 31, 2017. During the nine months ended September 30, 2018 the Company experienced negative cash flow from operations of $167,808 and it received $0 for investing activities while adding $159,491 of cash flows from financing activities. As of September 30, 2018, the Company had no commitments for capital expenditures.

Cash used in operating activities decreased from $1,124,282 for the nine month period ending September 30, 2017 to $167,808 for the nine month period ending September 30, 2018. Cash used in operating activities was primarily a result of the Company’s net loss, partially offset by non-cash items, such as loss on derivative liability and amortization and depreciation, included in that net loss and preferred and common stock issued for services and other expenses. The Company received $0 and $2,800 in cash from investing activities for the nine month periods ended September 30, 2018 and 2017, respectively. Cash provided from financing activities decreased from $1,115,703 for the nine month period ending September 30, 2017 to $159,491 for the nine month period ending September 30, 2018. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt, as well as a decrease in shareholder advances.

The Company has generated material operating losses since inception. The Company had a net loss of $33,825,569 for the nine months ended September 30, 2018, and a net loss of $3,793,967 for the nine months ended September 30, 2017. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended September 30, 2018, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2017, filed on April 2, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

During the nine months ending September 30, 2018 the Company issued 10,000 common shares for services.

During the nine months ending September 30, 2018 the Company issued 10,076,830 common shares in exchange for 1,007,683 shares Series A Preferred.

During the nine months ending September 30, 2018 the Company issued 637,613,204 common shares in exchange for settlement of debt.

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

Vivos Inc.

Date: November [14], 2018	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November [14], 2018	By:	/s/ L. Bruce Jolliff
	Name:	L. Bruce Jolliff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)