Form 10-K
period 2018-12-31
VIVOS INC
filed 2019-03-25
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[X]	Smaller Reporting Company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $359,968. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 22, 2019, there were 1,369,987,688 shares of the registrant’s common stock outstanding, 2,552,642 shares of the registrant’s Series A Convertible Preferred Stock outstanding and 2,881,537 of the registrant’s Series B Convertible Preferred Stock outstanding.

VIVOS INC

Report on Form 10-K

-i-

PART I

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Vivos Inc. believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Annual Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Annual Report, as well as other cautionary language in this Annual Report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

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

Our principal place of business is located at 719 Jadwin Avenue, Richland, Washington 99352. Our telephone number is (509) 736-4000. Our corporate website address is http://www.radiogel.com. Our common stock is currently listed for quotation on the OTC Pink Marketplace under the symbol “RDGL.”

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

In January 2018, the Center for Veterinary Medicine Product Classification Group ruled that RadioGelTM should be classified as a device for animal therapy of feline sarcomas and canine soft tissue sarcomas. Additionally, after a legal review, the Company believes that the device classification obtained from the Food and Drug Administration (“FDA”) Center for Veterinary Medicine is not limited to canine and feline sarcomas, but rather may be extended to a much broader population of veterinary cancers, including all or most solid tumors in animals. We expect the result of such classification and label review will be that no additional regulatory approvals are necessary for the use of IsoPet® for the treatment of solid tumors in animals. The FDA does not have premarket authority over devices with a veterinary classification, and the manufacturers are responsible for assuring that the product is safe, effective, properly labeled, and otherwise in compliance with all applicable laws and regulations.

Based on the FDA’s recommendation, RadioGelTM will be marketed as “IsoPet®” for use by veterinarians to avoid any confusion between animal and human therapy. The Company already has trademark protection for the “IsoPet®” name. IsoPet® and RadioGelTM are used synonymously throughout this document. The only distinction between IsoPet® and RadioGelTM is the FDA’s recommendation that we use “IsoPet®” for veterinarian usage, and reserve “RadioGelTM” for human therapy. Based on these developments, the Company has shifted its primary focus to the development and marketing of Isopet® for animal therapy, through the Company’s IsoPet® Solutions division.

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with three different university veterinarian hospitals on IsoPet® testing and therapy. Washington State University treated five cats for feline sarcoma and served to develop the procedures which are incorporated in our label. They concluded that the product was safe and effective in killing cancer cells. Colorado State University demonstrated the CT and PET-CT imaging of IsoPet®. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting in November 2017. To date, three dogs, listed below as Dog A, Dog B and Dog C, respectively, have been treated with IsoPet® at the University of Missouri.

Dog A was treated for canine soft tissue sarcoma in June 2018. Response evaluation criteria in solid tumors (“RECIST”) is a set of published rules that define when tumors in cancer patients improve (respond), stay the same (stabilize), or worsen (progress) during treatment. The criteria were published by an international collaboration including the European Organisation for Research and Treatment of Cancer (EORTC), National Cancer Institute of the United States, and the National Cancer Institute of Canada Clinical Trials Group. The principal investigator from the University of Missouri rated the tumor as CR, Complete Response, after three months. This RECIST rating means that the tumor was completely eliminated by the IsoPet therapy. Dog B which was treated in July 2018 has displayed encouraging results. This patient had transient mild acute radiation side effects, and had SD (stable disease) at the time of recheck. There was a small amount of growth, but not enough to be considered progression per the RECIST criteria. The CT on its last visit in February 2019 showed that the tumor site had a slightly larger but diffuse image. Based on this single observation, the diffuse image could mean that the hydrogel, in addition to trapping the particles, provides a secondary benefit of locking in the dead tumor tissue allowing for a slower rate of resorption of the necrotic tissue. This could be a positive outcome whereas killing a tumor and having it resorb within the tissue all at once might be a shock to the animal’s system. We will continue to monitor how this case proceeds.

Dog C was treated in January 2019. This very large, half-pound, tumor was initially scheduled for therapy in December 2018 but had to be rescheduled due to the hydrogel not meeting our rigid specifications. From this, we learned that frozen hydrogel has a limited shelf life and this allowed us to make the appropriate adjustments to our product specifications. This patient had mild to moderate acute radiation side effects and has SD (stable disease) one-month post treatment. The February follow-up included a CT scan. The mass showed no new growth and measured almost the same as it did at the time of treatment. There is a small region at the bottom of the tumor where the mass seems to be draining. The tumor around the highest dose region appears dead with no blood supply, according to the CT. Dog C was outside of the scope of our criteria as an eligible patient prospect and we deem the patient as likely terminal, however, we treated it for humanitarian reasons and for discovery to determine residual effects of the treatment. Dog D was treated for canine soft tissue sarcoma in February 2019, and we are awaiting a follow-up appointment for an examination of the dog. These animal therapies generate data to assure the private veterinary clinics of the safety and efficacy of IsoPet®.

The Company anticipates that future revenue and profits, if any, will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally.

Our plan is to incorporate the data assembled from our work with Isopet® in animal therapy to support the Company’s efforts in the development of our RadioGel™ device candidate, including obtaining approval from the FDA to market and sell RadioGel™ as a Class II medical device. RadioGel™ is an injectable particle-gel for brachytherapy radiation treatment of cancerous tumors in people and animals. RadioGel™ is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small, one micron, yttrium-90 phosphate particles (“Y-90”). Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactivity drops to 5% of its original value after ten days.

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

Vista Veterinary Hospital

Vista Veterinary Hospital (“Vista”) was selected as the pilot private clinic to initiate commercial sales of IsoPet®. It is good management practice to implement and learn from a pilot program before spreading to regional clinics across the country. Vista is located in the Tri-Cities Washington area which is convenient for interactions with key personnel of Vista Inc. The pilot is being used to

●	Refine the Memorandum of Understanding to define all the germane interfaces, roles and liabilities between Vista Inc and the private clinics, including the pilot responsivity to document and share the key aspects of all therapies with the Company;
●	Create and implement proprietary certification training packages;
●	Amend the production center radioactive material license at IsoTherapeutics, the Company’s IsoPet® production center, to allow distribution for commercial applications;
●	Work with the pilot program to obtain a radioactive material licensing in an NRC agreement state;
●	Create equipment and supplies list;
●	Create and post regulatory signage;
●	Explore different IsoPet® pricing options;
●	Evaluate different approaches to obtain patients;
●	Optimize patient scheduling practices to reduce cost to the pet owners; and
●	Develop communication material and a liability document for the pet owners.

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

A pre-submission meeting (Q140496) was held with the FDA on June 17, 2014, during which the FDA maintained that RadioGel™ should be considered a Class III device and therefore subject to pre-market approval. On December 29, 2014, the Company submitted a de novo petition for RadioGel™ (DEN140043). The de novo petition was denied by the FDA on June 1, 2015, with the FDA providing numerous comments and questions. On September 29, 2015, the Company submitted a follow-up pre-submission informational meeting request with the FDA (Q151569). This meeting took place on November 9, 2015, at which time the FDA indicated acceptance of the Company’s applied dosimetry methods and clarified the FDA’s outstanding questions regarding RadioGel™. Following the November 2015 pre-submission meeting, the Company prepared a new pre-submission package to obtain FDA feedback on the proposed testing methods, intended to address the concerns raised by the FDA staff and to address the suitability of RadioGel™ for de novo reclassification. This pre-submission package was presented to the FDA in a meeting on August 29, 2017. During the August 2017 meeting, the FDA clarified their position on the remaining pre-clinical testing needed for RadioGel™. Specifically, the FDA addressed proposed dosimetry calculating techniques, dosimetry distribution between injections, hydrogel viscoelastic properties, and the details of the Company’s proposed animal testing.

The Company believes that its submissions to the FDA to date have addressed all the FDA staff’s feedback over the past four years. Of particular importance, the Company has provided corresponding supporting data for proposed future testing of RadioGel™ to address any remaining questions raised by the FDA. We believe, although no assurances can be given, that the clinical testing modifications presented to the FDA in August 2017 will result in a de novo reclassification for RadioGel™ by the FDA. In addition, in previous FDA submittals, the Company proposed applying RadioGel™ for a very broad range of cancer therapies, referred to as Indication for Use. The FDA requested that the Company reduce its Indications for Use. To comply with that request, the Company expanded its Medical Advisory Board (“MAB”) and engaged doctors from respected hospitals who have evaluated the candidate cancer therapies based on three criteria: (1) potential for FDA approval and successful therapy; (2) notable advantage over current therapies; and (3) probability of wide spread acceptance by the medical community.

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

Financing and Strategy

Research and development of RadioGel™ and other products in the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities as well as a series of grants. The Company requires funding of approximately $2.3 million annually to maintain current operating activities. Over the next two years, the Company believes it will cost approximately $5.0 million to fund: (1) the creation of a dedicated production line with IsoTherapeutics, our production supplier; (2) supplementing startup costs of the pilot and regional veterinary clinics; and (3) completion of the ore-clinical testing necessary to apply for an IDE, Investigational Device Exemption, which is necessary to initiate clinical testing in humans.

Our market development strategy focuses on commercializing IsoPet for animal therapy, while proceeding in parallel with the testing required by the FDA for human therapy. Based on recommendations from our Medical Advisory Board (“MAB”), we anticipate that the first human therapy will be on skin cancer, followed by a series of other indications for use, depending on the available funding.

The following recent financing events have supported the Company’s execution of its development strategy:

●	On October 8, 2018, the Company created a new series of preferred stock, designated as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Convertible Preferred”), and which consists of 5.0 million authorized shares.

●	On October 10, 2018, the Company successfully completed the terms of certain Path Forward and Standstill Agreements previously entered into by and between the Company and certain debtholders (the “Path Forward Agreements”), resulting in the automatic conversion of the outstanding balance due under certain outstanding convertible secured debentures and convertible promissory notes, amounting to an aggregate of $2,253,538, into an aggregate of 302,339,252 shares of Company common stock and 2,610,453 shares of Series B Convertible Preferred at a fixed conversion price of $0.004 per share. These shares were subject to a restriction on any sales below $0.02 through December 31, 2018 and will have volume limitations on any sales below $0.01 during the first six months of 2019.

●	On October 10, 2018 the Company consummated a private placement transaction, resulting in net proceeds to the Company of $738,140. In addition, the Company issued an aggregate of 287,168,409 shares of its common stock, 695,302 shares of Series B Convertible Preferred, and warrants to purchase that number of shares of common stock equal to 50% of the shares of common stock issued in the private placement valued at $3,352,068 from the exchange of notes, past due executive compensation, and certain other liabilities. All shares issued in the private placement are restricted securities. The warrants have a two-year term and are exercisable at a price of $0.01 per share.

Based on the Company’s financial history since inception, its auditor has expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company has limited revenue, nominal cash, and has accumulated deficits since inception. If the Company cannot obtain sufficient additional capital, the Company will be required to delay the execution of its business strategy and may not be able to continue operations. Although management believes that it will be able to secure necessary working capital to fund its development programs and execute its business strategy, no assurances can be given.

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

Production of the Hydrogel

RadioGel™ is manufactured with a proprietary process under ventilated sterile hood by following strict Good Laboratory Practices (“GLP”) procedures. It is made in large batches that are frozen for up to three months. When the product is ready to ship, a small quantity of the gel is dissolved in a sterile saline solution. It is then passed through an ultra-fine filter to ensure sterility.

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

The specific injection technique depends on the Indication for Use. For small tumors, one centimeter in diameter or less, the cancer is treated with a single injection. For larger tumors, the cancer is treated with a series of small injections from the same syringe or multiple syringes.

Principal Markets

The Company is currently pursuing two synergistic business sectors, medical and veterinary, each of which are summarized below.

Medical Sector

RadioGel™ is currently fully developed, requiring only FDA approval before commercialization. The Company has been seeking FDA approval of RadioGel™ for almost five years. Recent progress has been delayed due to a lack of adequate funding. The principal issue preventing approval is that the Company attempted to obtain regulatory approval for a broad range of Indications for Use, including all non-resectable cancers, without sufficient supporting data.

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

After analyzing the Company’s data and the last five years of communication from the FDA, the Company has taken the following steps:

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

Veterinary Sector

There are approximately 150 million pet dogs and cats in the United States. Nearly one-half of dogs and one-third of cats are diagnosed with cancer at some point in their lifetime. The Veterinary Oncology & Hematology Center in Norwalk, Connecticut, reports that cancer is the number one natural cause of death in older cats and dogs, accounting for nearly 50 percent of pet deaths each year. The American Veterinary Medical Association reports that half of the dogs ten years or older will die because of cancer. The National Cancer Institute reports that about six million dogs are diagnosed with cancer each year, translating to more than 16,000 a day. The average cost of treating tumors in dogs using radiation is $5,000 to $7,000, according to petcarerx.com.

The Company’s IsoPet® operating division focuses on the veterinary oncology market. Dr. Alice Villalobos, a founding member of the Veterinary Cancer Society and the Chair of our Veterinary Medicine Advisory Board, has been providing guidance to management regarding this market. The Veterinary Medicine Advisory Board gives us recommendations regarding the overall strategy for our animal business sector. Specially, they recommended the university veterinary hospitals for demonstration therapies, the specific cancers to be treated, and have provided business contact information to the private clinics.

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

Additionally, after a legal review, the Company believes that the device classification obtained from the FDA Center for Veterinary Medicine is not limited to canine and feline sarcomas, but rather may be extended to a much broader population of veterinary cancers, including all or most all solid tumors in animals. We expect the result of such classification and label approval will be that no additional regulatory approvals are necessary for the use of RadioGelTM for the treatment of solid tumors in animals. The FDA does not have premarket authority over devices with a veterinary classification, and the manufacturers are responsible for assuring that the product is safe, effective, properly labeled, and otherwise in compliance with all applicable laws and regulations.

The Company currently intends to utilize university veterinary hospitals for therapy development, given that veterinary hospitals offer superior and plentiful veterinarians and students, a large number of animal patients, radioactive material handling licenses, and are respected by private veterinary centers and hospitals.

Pursuant to the terms of the grant with Washington State University, it was responsible for conducting studies regarding in vivo dosimetry and toxicity of intralesional Y-90 phosphate nanoparticles for the treatment of spontaneous feline and canine sarcomas. The term of the grant was October 1, 2016 through January 31, 2018. The Company provided the university with the RadioGelTM required to complete the studies, as well as technical support for dosimetry calculations. All payments provided to Washington State University in relation to the grant were made by Washington State Life Sciences Discovery Fund pursuant to a grant, and were not paid by the Company. To compliment the grant, additional scope was added to explore the option of pre-mixing the vials prior to shipment and the Company was reimbursed $17,583 as a separate contract to the grant.

Pursuant to the terms of the contract with the University of Missouri, it was responsible for conducting studies regarding in vivo dosimetry and toxicity of intralesional Y-90 phosphate nanoparticles for the treatment of soft tissue carcinoma and equine sarcoids. The term of the contract was initially from November 1, 2017 through October 31, 2018, but it has recently been working to extend this contract through testing completion on canine soft tissue sarcoma and equine sarcoids, plus additional tumors of interest defined by the University of Missouri principal investigators. This extension is dependent upon keeping current with paying for the expenses of the ongoing therapies.

Competitors

The Company competes in a market characterized by technological innovation, extensive research efforts, and significant competition.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes. A number of companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that our products target. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to our products may be in various stages of development. Also, there may be many ongoing studies with currently marketed products and other developmental products, which may yield new data that could adversely impact the use of our products in their current and potential future Indications for Use. The introduction of competitive products could significantly reduce our sales, which, in turn would adversely impact our financial and operating results.

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

The Company intends to apply for a de novo with an anticipated expenditure of $10.0 million over the next four years. This expenditure estimate includes anticipated costs associated with in vitro and in vivo pre-clinical testing, our application for an Investigational Device Exemption, Phase I and Phase II clinical trials and our application for a de novo.

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

Employees

As of December 31, 2018, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

Available Information

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Moreover, the Company maintains a website at http://www.RadioGel.com that contains important information about the Company, including biographies of key management personnel, as well as information about the Company’s business. This information is publicly available and is updated regularly. The content on any website referred to in this Annual Report is not incorporated by reference into this Annual Report, unless (and only to the extent) expressly so stated herein.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

RISKS ASSOCIATED WITH THE COMPANY’S BUSINESS

Our independent registered public accounting firms’ reports on its financial statements questions the Company’s ability to continue as a going concern.

The Company’s independent registered public accounting firms’ reports on the Company’s financial statements for the years ended December 31, 2018 and 2017 express substantial doubt about the Company’s ability to continue as a going concern. The reports include an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and, based on its current operating levels, require additional capital or significant restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business. It is extremely remote that the Company could obtain any financing on any basis that did not result in considerable dilution for shareholders. Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on its ability to obtain debt or equity financing and may adversely impact its stock price.

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

The Company has generated material operating losses since inception. The Company has had recurring net losses since inception which has resulted in an accumulated deficit of $71,991,012 as of December 31, 2018, including a net loss of $7,702,845 for the year ended December 31, 2018 and a net loss of $6,418,727 for the year ended December 31, 2017. Of these losses for the years ended December 31, 2018 and 2017, $418,755 and $98,402 represent net gains (losses) attributable to the recorded derivative liabilities and extinguishment of debt. Historically, the Company has relied upon investor funds to maintain its operations and develop its business. The Company needs to raise additional capital within the next quarter from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all. If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

The Company requires funding of at least $2.3 million per year to maintain current operating activities. Over the next 24 months, the Company believes it will cost approximately $5.0 million to $10.0 million to fund: (1) the FDA approval process and initial deployment of the brachytherapy products and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel.

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

If human clinical trials are necessary, there will be additional cost and time to reach marketing clearance or approval. Unless the Company obtains sufficient funding, it will be unable to do the foregoing activities. There can be no assurance that the product will be approved as either a Class II or Class III device by the FDA even if additional data is provided. In August 2017, the Company met again with the FDA in a pre-submission meeting to once again go through the requirements for pre-clinical testing and to answer the previous FDA questions submitted years before. There can be no assurance that the Company will receive FDA approval, or if it does, the timing thereof.

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

The Company’s business is dependent upon the expertise of its Chief Executive Officer, Michael Korenko. Dr. Korenko is essential to the Company’s operations. Accordingly, an investor must rely on Dr. Korenko’s management decisions that will continue to control the Company’s business affairs. The Company does not maintain key man insurance on Dr. Korenko’s life. The loss of the services of Dr. Korenko would have a material adverse effect upon the Company’s business. To mitigate this risk, David Swanberg has been groomed as a replacement candidate. He has extensive experience as a co-founder of IsoRay and has been actively working with Dr. Korenko as a consultant for the last two years.

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

During 2014, the Company ceased all previous manufacturing and sales activities. Our revenues for the year ended December 31, 2017 consisted of only consulting revenue. The Company’s consulting revenues for the year ended December 31, 2017 were made to one customer, and those sales constituted 100% of total revenues for that years. At such time as the Company recommences active operations, no assurances can be given that the Company will be successful in commercializing its products or expanding the number of customers purchasing its products and services. The Company had no revenues for the year ended December 31, 2018.

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

The Company will rely heavily on a limited number of suppliers for the foreseeable future.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2018 and 2017, the Company’s internal control over financial reporting was ineffective. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports. Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2018 and 2017. The Company needs to hire additional qualified accounting personnel in order to resolve this material weakness. The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

The Company may be unable to make timely license and patent payments

Patent costs associated with existing and new technologies are significant; however, the licensing contract with Battelle Pacific Northwest Laboratory (“Battelle”) was re-negotiated to significantly reduce these costs. Existing patent and license fees must be paid for the Company to maintain rights to its technologies. The Company would forfeit its exclusive rights to licensed technologies in the event it fails to pay patent and rights fees in a timely fashion. No assurance can be given that the Company will be able to continue to pay license fees in the event it is unable to secure adequate working capital. Battelle has advised the Company that if we did not make a payment they would not attempt to relicense, but would allow the patents to lapse. The Company has decided to pursue additional patents outside the Battelle contract based on exclusive proprietary manufacturing techniques developed by the Company.

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

Demand for the Company’s products and services, in part, depends on the general economic conditions affecting the countries and industries in which the Company does business. A downturn in economic conditions in a country or industry that the Company serves may adversely affect the demand for the Company’s products and services, in turn negatively impacting the Company’s operations and financial results. Further, changes in demand for the Company’s products and services can magnify the impact of economic cycles on the Company’s businesses. Unanticipated contract terminations by customers can negatively impact operations, financial results and cash flow. The Company’s earnings, cash flow and financial position are exposed to financial market risks worldwide, including interest rate and currency exchange rate fluctuations and exchange rate controls. Fluctuations in domestic and world financial markets could adversely affect interest rates and impact the Company’s ability to obtain credit or attract investors.

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

The Company’s average daily volume of shares traded for the years ended December 31, 2018 and 2017 was 14,366,835 and 223,500, respectively. Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

The Company’s outstanding securities, the stock or other securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 1,317,565,888 shares of common stock outstanding on March 22, 2019. The Company also had outstanding on that date dilutive securities consisting of preferred stock, restricted stock units, options, warrants, and convertible notes (collectively, “Common Stock Equivalents”) that if they had been exercised and converted in full on March 22, 2019, would have resulted in the issuance of up to 609,336,655 additional shares of common stock. The issuance of shares upon the exercise of the Common Stock Equivalents may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding common stock. The issuance of some or all those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders. That agreement also provides for stock compensation for consulting services. The existence and terms of these derivative securities and other obligations may make it more difficult for the Company to raise additional capital through the sale of stock or other equity securities. The Path Forward Agreement signed by the principal investors has a “leak out” clause that allows selling of 15% of their shares per month after December 31, 2018.

Future sales of the Company’s securities, including sales following exercise or conversion of derivative securities, or the perception that such sales may occur, may depress the price of common stock and could encourage short sales.

The sale or availability for sale of substantial amounts of the Company’s shares in the public market, including shares issuable upon exercise of the Common Stock Equivalents, or the perception that such sales may occur, may adversely affect the market price of the Company’s common stock. Any decline in the price of the Company’s common stock may encourage short sales, which could place further downward pressure on the price of the Company’s common stock.

The Company’s stock price is likely to be volatile.

For the year ended December 31, 2018, the reported low closing price for the Company’s common stock was $0.0026 per share, and the reported high closing price was $0.10 per share. For the year ended December 31, 2017, the reported low closing price for the Company’s common stock was $0.02 per share, and the reported high closing price was $0.18 per share. There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early stage companies, particularly early stage medical product companies. Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

The Company’s common stock is subject to the “Penny Stock” rules of the SEC and the trading market in its securities is limited, which makes transactions in its common stock cumbersome and may reduce the value of an investment in the Company’s stock.

The Securities and Exchange Commission has adopted Rule 3a51-1, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker or dealer approve a person’s account for transactions in penny stocks and that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

The Company’s board of directors is authorized to issue classes or series of preferred stock, without any action on the part of the stockholders. The Company’s board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of its business, and other terms. The Company has issued preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, and with respect to voting rights. In accordance with that and with the issuance of preferred stock, our common stockholders voting rights have been diluted and it is possible that the rights of holders of the common stock or the value of the common stock have been adversely affected.

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

ITEM 2. PROPERTIES.

The Company is headquartered in Richland, Washington. Our Chief Executive Officer currently works from his home office in virtual communication with key personnel. Cadwell Laboratories, which is controlled by Carl Cadwell, a director of the Company, provides office space to management on an as-needed basis until such time as the Company leases permanent office space.

ITEM 3. LEGAL PROCEEDINGS.

The Company may, from time to time, be involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. Other than as set forth below, there are no additional material pending or threatened legal proceedings at this time.

On January 28, 2019, James Katzaroff, (“Plaintiff”) the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court in the State of Washington in and for the County of Benton against the Company and its current and former directors, alleging a default of the Separation Agreement and General Release (“Release”) that the Company entered into with Plaintiff on July 21, 2017 (the “Complaint”). The Company has made required payments under the Release. Although the Plaintiff has filed the Complaint, the Company has not been formally served with the Complaint. The Company believes the allegations in the Complaint are without merit and has engaged legal counsel to represent it and the current and former directors. The Company intends to vigorously defend the Complaint, including bringing counterclaims for certain breaches of the Agreement by Plaintiff.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the OTC Pink Marketplace under the symbol “RDGL.” The following table sets forth, in U.S. dollars, the high and low closing prices for each of the calendar quarters indicated, as reported by the OTC Pink Marketplace, for the past two fiscal years. Such OTC Pink quotations reflect inter-dealer prices, without markup, markdown or commissions and, particularly because our common stock is traded infrequently, may not necessarily represent actual transactions or a liquid trading market.

	High	Low
2018
Quarter ended December 31	$0.0396	$0.0062
Quarter ended September 30	$0.0249	$0.0026
Quarter ended June 30	$0.0325	$0.003
Quarter ended March 31	$0.100	$0.0271

2017
Quarter ended December 31	$0.09	$0.02
Quarter ended September 30	$0.11	$0.07
Quarter ended June 30	$0.16	$0.06
Quarter ended March 31	$0.18	$0.10

Holders

As of March 22, 2019, we had 1,369,987,688 shares of common stock, par value $0.001 per share, issued and outstanding, which were held by approximately 231 shareholders of record. Our transfer agent is American Registrar & Transfer Co., and is located at 1234 W South Jordan Pkwy Ste B3, South Jordan, UT 84095.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2018 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	-		$-		262,688,376
Equity compensation plans not approved by stockholders	274,963,941		$0.0167		-
Total	274,963,941	(1)	$0.0167	(1)	-

(1)	In addition to the 2015 Plan (defined below), the Company has individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

2015 Omnibus Securities and Incentive Plan

In October 2015, our Board of Directors and stockholders approved the adoption of the 2015 Omnibus Securities and Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes an aggregate number of shares of common stock for issuance to all employees of the Company or any subsidiary of the Company, any non-employee director, consultants and independent contractors of the Company or any subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any subsidiary. The aggregate number of shares that may be issued under the Plan shall not exceed twenty percent (20%) of the issued and outstanding shares of common stock on an as converted primary basis on a rolling basis. For calculation purposes, the As Converted Primary Shares (as defined in the 2015 Plan) shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2015 Plan. As of December 31, 2018, the Converted Primary Shares calculation results in 262,688,376 aggregate shares that may be issued under the 2015 Plan. The 2015 Plan is administered by the Company’s Compensation Committee, who may issue awards in the form of stock options and/or restricted stock awards. Effective December 31, 2018, an aggregate total of 9,300,000 restricted stock units (“RSUs”) under the 2015 Plan were authorized, but as of March 31, 2019, none had been issued.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2018, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2018

During the month of October 2018, the Company issued 452,879,661 shares of common stock, and 3,195,755 shares of Series B Convertible Preferred in exchange for the conversion of convertible debentures, notes payable, and certain liabilities, in connection with the Company’s Path Forward Agreements entered into with accredited investors and to an officer and directors of the Company.

During the months of October and November 2018, the Company issued 2,182,980 shares of common stock in consideration for the conversion of 218,298 shares of Series A Convertible Preferred issued to accredited investors.

During the month of October 2018, the Company issued 136,628,000 shares of common stock and 110,000 shares of Series B Convertible Preferred for cash.

The Company issued 178,349,305 two-year warrants at a strike price of $0.01 in connection with the Path Forward Agreements and purchases of common stock and Series B Preferred in October 2018.

Issuances Subsequent to December 31, 2018

The Company issued 10,000,000 shares of common stock for cash of $50,000 to an accredited investor.

The Company issued 100,000 shares Series B Convertible Preferred for $50,000 to an accredited investor.

The Company issued 52,421,800 shares of common stock in consideration for the conversion of 524,218 shares of Series B Convertible Preferred to accredited investors.

The Company issued 10,000,000 warrants to investors, 675,000 warrants to consultants and 10,000,000 warrants in connection with promissory notes issued in February 2019.

ITEM 6. SELECTED FINANCIAL DATA.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the Company’s financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those anticipated in these forward-looking statements as a result of the risk factors set forth above in Item 1A and other factors discussed in this Annual Report.

Results of Operations

Comparison for the Year Ended December 31, 2018 and December 31, 2017

The following table sets forth information from the Company’s statements of operations for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues	$-	$4,054

Operating expense	2,489,637	2,620,968

Operating loss	(2,489,637)	(2,616,914)

Non-operating expense	(5,213,208)	(3,801,813)

Net loss	$(7,702,845)	$(6,418,727)

Revenue

We had no revenue for the year ended December 31, 2018, compared to $4,054 in revenue for the year ended December 31, 2017, a period over period decrease of $4,054. The decrease was a result of a loss of consulting revenue, which was our only source of revenue during the year ended December 31, 2017. Consulting revenue consists of providing clients with assistance in strategic targetry services, and research into production of radiopharmaceuticals and the operations of radioisotope production facilities. No proprietary information belonging to our Company is shared during the process of this consulting. Consulting services had been our only source of revenue. The Company does not have any current contracts or arrangements for consulting services, and, until such time as the Company secures contracts or arrangements to provide consulting services, the Company does not expect to generate any additional revenue.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the years ended December 31, 2018 and 2017 consisted of the following:

	Year ended December 31, 2018	Year ended December 31, 2017
Sales and marketing expense	$11,500	$111,662
Depreciation and amortization expense	-	1,473
Professional fees	682,217	709,843
Reserved stock units granted	113,189	575,011
Stock options and warrants granted	1,164,885	103,865
Payroll expense	315,000	806,620
Research and development	104,208	203,037
General and administrative expense	98,638	109,457
	$2,489,637	$2,620,968

Operating expenses for the years ended December 31, 2018 and 2017 were $2,489,637 and $2,620,968, respectively. The decrease in operating expense from 2017 to 2018 is attributable to decreased sales and marketing expense ($111,662 for the year ended December 31, 2017 versus $11,500 for the year ended December 31, 2018) due to slow down in operations as a result of cash flow issues the Company incurred, increased stock options and warrants granted ($103,865 for the year ended December 31, 2017 versus $1,164,885 for the year ended December 31, 2018) as a result of granting of options with respect to revised employment agreements and increase in warrant grants as a result of the Path Forward agreements, decreased research and development ($203,037 for the year ended December 31, 2017 versus $104,208 for the year ended December 31, 2018) as a result of slow down in operations as a result of cash flow issues, decreased general and administrative expense ($109,457 for the year ended December 31, 2017 versus $98,638 for the year ended December 31, 2018), decreased payroll expense ($806,620 for the year ended December 31, 2017 versus $315,000 for the year ended December 31, 2018) as a result of lack of cash flow to pay the employees and decreased professional fees ($709,843 for the year ended December 31, 2017 versus $682,217 for the year ended December 31, 2018), which resulted from reduced consulting expenses as the Company was restructuring debt in the last six months of the year for 2018.

Non-Operating Income (Expense)

Non-Operating income (expense) for the years ended December 31, 2018 and 2017 consisted of the following:

	Year ended December 31, 2018	Year ended December 31, 2017
Interest expense	$(5,649,546)	$(3,903,015)
Net gain (loss) on settlement of debt	605,601	(310,086)
Recognized income from grants	17,583	-
Gain (loss) on derivative liability	(186,846)	408,488
Gain on sale of assets	-	2,800
	$(5,213,208)	$(3,801,813)

Non-operating income (expense) for the year ended December 31, 2018 varied from the year ended December 31, 2017 primarily due to the difference in the gain (loss) on derivative liability of $595,334 (a $408,488 gain on derivative liability in 2017 versus a $186,846 loss on derivative liability in 2018), and the difference in the gain (loss) on settlement of debt of $915,687 (a $310,086 loss on settlement of debt in 2017 versus a $605,601 gain on settlement of debt in 2018). Additionally, there was an increase in interest expense of $1,746,531, attributable to the notes payable activity from 2017 to 2018. Overall, the increase in non-operating expenses, net was the result of additional interest expense as a result of the convertible debentures the Company entered into in 2017 and 2018. All of the convertible debentures have been converted into equity as of December 31, 2018.

Income from Grants

On December 22, 2017, the Company received notification that Washington State University awarded it $17,500 of grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”. The Company received these funds early in 2018 after meeting certain conditional milestones.

Net Loss

The Company’s net loss for the years ended December 31, 2018 and 2017 was $7,702,845 and $6,418,727, respectively, as a result of the items described above.

Liquidity and Capital Resources

At December 31, 2018, the Company had negative working capital of $942,174, as compared to negative working capital of $4,263,139 at December 31, 2017. During the year ended December 31, 2018, the Company experienced negative cash flow from operations of $700,454 and realized $697,631 of cash flows from financing activities. As of December 31, 2018, the Company did not have any commitments for capital expenditures.

Cash used in operating activities decreased from $1,288,075 for the year ended December 31, 2017 to $700,454 for the year ended December 31, 2018. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, loss on preferred and common stock and stock options and warrants issued for services and other expenses, and settlement of debt, and the loss realized from derivative liabilities. Cash provided from financing activities decreased from $1,265,703 for the year ended December 31, 2017 to $697,631 for the year ended December 31, 2018. The decrease in cash provided from financing activities was primarily a result of decrease in proceeds from convertible debt offset by proceeds received from the sale of common and preferred stock.

The Company has generated material operating losses since inception. The Company had a net loss of $7,702,845 for the year ended December 31, 2018, and a net loss of $6,418,727 for the year ended December 31, 2017. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

The Company currently requires funding of at least $2.3 million per year to maintain current operating activities. Over the next 24 months, the Company believes it will cost approximately $5.0 million to $10.0 million to: (1) fund the FDA approval process and initial deployment of RadioGel™ and other brachytherapy products and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the Company’s brachytherapy products, including RadioGel™, and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies, which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

Although the Company is seeking to raise additional capital and has engaged in numerous discussions with investment bankers and investors, to date, the Company has not received firm commitments for the required funding. Based upon its discussions, the Company anticipates that if the Company is able to obtain the funding required to retire outstanding debt, pay past due payables and maintain its current operating activities, that the terms associated with such funding will result in material dilution to existing shareholders.

Recent geopolitical events, including the inherent instability and volatility in global capital markets, as well as the lack of liquidity in the capital markets, could impact the Company’s ability to obtain financing and its ability to execute its business plan.

Contractual Obligations (payments due by period as of December 31, 2018)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
License Agreement with Battelle Memorial Institute	$70,000	$10,000	$45,000	$50,000	$-

Effective March 2012, the Company entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of its patented RadioGel™ technology. The Company entered into a Letter Amendment #2 with Battelle Memorial Institute on December 20, 2018. as a result of this Amendment, the Company has agreed to revised terms regarding the license fee as indicated in the chart above. $10,000 of this fee due within one year relates to the 2018 license fee which was paid in January 2019. The Company also agreed to increase the royalty fee on net sales from 1% to 2%.

Our Chief Executive Officer currently works from his home office in virtual communication with key personnel. Cadwell Laboratories, which is controlled by Carl Cadwell, a director of the Company, provides office space to management on an as-needed basis until such time as the Company leases permanent office space. The Company incurred $0 and $4,500 rent expense for this facility for each of the years ended December 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition, revenues, results of operations, liquidity or capital expenditures.

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

Patents and Intellectual Property

While patents are being developed or pending, they are not being amortized. Management has determined that the economic life of the patents to be ten years and amortization, over such ten-year period and on a straight-line basis will begin once the patents have been issued and the Company begins utilization of the patents through production and sales, resulting in revenues.

The Company evaluates the recoverability of intangible assets, including patents and intellectual property on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method.

Under ASC 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC 606 did not have an impact on the Company’s operations or cash flows.

Revenue for the year ended December 31, 2017 consisted of consulting revenue. The Company recognized revenue as consulting services had been performed. Prepayments, if any, received from customers prior to the services being performed were recorded as deferred revenue. In these cases, when the services were performed, the amount recorded as deferred revenue was recognized as revenue. The Company did not accrue for sales returns and other allowances as it had not experienced any returns or other allowances.

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

Net Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. When the Company incurs a loss, the denominator is not increased by the potentially dilutive common shares as the effect would be anti-dilutive.

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company does not anticipate any changes to its provision for income taxes for the tax bill that has gone into effect for fiscal years ending starting in 2018.

The Company files income tax returns in the U.S. federal jurisdiction.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2018 and 2017, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Fair Value of Financial Instruments

The Company adopted ASC Topic 820 (“Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC Topic 505, Equity Based Payments to Non-Employees. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation than that the related fair value is removed from the books. Gains or losses on debt extinguishment are recognized in the statement of operations upon conversion, exercise or cancellation of a derivative instrument after any shares issued in such a transaction are recorded at market value. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Instruments that become a derivative after inception are recognized as a derivative on the date they become a derivative with the offsetting entry recorded in earnings.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Chief Executive Officer and Interim Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that, because of the disclosed material weaknesses in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2018, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2018, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
Michael K. Korenko	72	President, Chief Executive Officer, and Director
Michael Pollack	52	Interim Chief Financial Officer
Carlton M. Cadwell	74	Chairman of the Board and Secretary

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

Michael Pollack CPA, the Interim Chief Financial Officer, joined the Company as interim Chief Financial Officer in December 2018. Mr. Pollack has been a partner in a certified public accounting firm for the past fifteen years and specializes in accounting and auditing for small public companies. Mr. Pollack has approximately 30 years of experience in public accounting and consulting to over 100 publicly traded and 250 private companies. Mr. Pollack has also held CFO and Controller positions in an array of industries. Mr. Pollack graduated from the University of Maryland with a Bachelors of Arts in Economics. Mr. Pollack is a member of the American Institute of Certified Public Accountants, as well as licensed to practice in New Jersey, and New York.

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2018 and that such reports were timely, other than the following:

●	Michael K. Korenko, the Company’s Chief Executive Officer and President, filed one late Form 4 reporting four late transactions; and
●	Bruce Jolliff, the Company’s former Chief Financial Officer, filed one late Form 4 reporting three late transactions.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this report, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s board of directors during 2018 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the year ended December 31, 2018 (collectively, the “Named Executive Officers”):

Name and Principal Position (1)	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)(2)	Total ($)

Dr. Michael K. Korenko	2018	$20,000		$-		$206,306	$-	$226,306
CEO, President and Director	2017	$164,548	(3)	$-		$-	$-	$164,548

L. Bruce Jolliff (4)	2018	$64,000		$-		$90,479	$-	$154,479
Former CFO	2017	$139,629	(5)	$10,000	(6)	$-	$43,653	$149,629

(1)	Michael Pollack began serving as the Company’s Interim Chief Financial Officer in December 2018, and was paid no compensation in 2018. Accordingly, he has not been included in this table.

(2)	The amounts in this column represent the grant date fair value of stock option awards, computed in accordance with FASB ASC Topic 718.

(3)	Mr. Korenko received an annual salary of $120,000 for the period from January 1, 2017 through May 9, 2017, at which time his salary was raised to $180,000. Of the $164,548 salary for 2017, $66,308 had not been paid and was reflected as accrued payroll at December 31, 2017.

(4)	Mr. Jolliff was terminated as Chief Financial Officer in November 2018.

(5)	Mr. Jolliff received an annual salary of $120,000 for the period January 1, 2017 through May 9, 2017, at which time his salary was raised to $150,000. Of the $149,629 salary for 2017, $19,480 had not been paid and was reflected as accrued payroll at December 31, 2017.

(6)	Mr. Jolliff received a $10,000 bonus for the year ended December 31, 2017.

Narrative Disclosure to Summary Compensation Table

Dr. Michael K. Korenko. On October 24, 2018, Mr. Korenko entered into an employment agreement with the Company, which shall terminate on December 31, 2019 (the “Termination Date”) and September 30 of subsequent years if the agreement is extended pursuant to its terms. Under the terms of his employment agreement, the Company may terminate Dr. Korenko’s employment either with or without cause prior to the Termination Date, but in the event of a termination without cause, Dr. Korenko shall be entitled to receive monthly payments of his base salary for a period of six months thereafter.

Pursuant to his employment agreement, the Company shall issue to Dr. Korenko 28,000,000 shares of common stock and warrants to purchase 14,098,568 shares of common stock in satisfaction of his past due and accrued compensation. The Company shall pay to Dr. Korenko an annual base compensation of $180,000, which is payable in equal monthly intervals. Of the $180,000 in annual base salary, $60,000 of annual pay shall be deferred and accrued until the Company’s cash balance exceeds $2,000,000. In consideration for Dr. Korenko’s past performance, the Company has agreed to compensate Dr. Korenko with a cash bonus in the amount of $200,000, which will be deferred until the cash balance exceeds $2,000,000. The Company also granted Dr. Korenko a stock option grant of 64,961,214 options under the 2015 Omnibus Securities and Incentive Plan on October 24, 2018. The options vested immediately upon issuance, have a term of seven years, and are exercisable at a price of $0.014 per share.

L. Bruce Jolliff. On October 24, 2018, Mr. Jolliff entered into an employment agreement with the Company, which was scheduled to terminate on December 31, 2019 (the “Termination Date”) and September 30 of subsequent years if the agreement were extended. Under the terms of his employment agreement, the Company could terminate Mr. Jolliff’s employment either with or without cause prior to the Termination Date, but in the event of a termination without cause, Mr. Jolliff would be entitled to receive monthly payments of his base salary for a period of six months thereafter. The Company also granted Mr. Jolliff a stock option grant of 24,360,455 options under the 2015 Omnibus Securities and Incentive Plan on October 22, 2018. The options vested immediately upon issuance, have a term of seven years, and are exercisable at a price of $0.014 per share. The options were granted prior to the termination of Mr. Jolliff and have not been canceled. In November 2018, the Company terminated Mr. Jolliff for reasons other than cause, and will pay Mr. Jolliff his monthly agreed upon, non-deferred salary of $10,000 per month for a period of six months through May 2019.

The Company paid bonuses to certain employees based on their performance, the Company’s need to retain such employees, and funds available. All bonus payments were approved by the Company’s Board of Directors.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth all outstanding equity awards held by the Company’s Named Executive Officers as of the end of last fiscal year.

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date
L. Bruce Jolliff (1) (2)	480,000	-	$0.50	6/21/21
L. Bruce Jolliff (1)(2)	24,360,455	-	$0.014	10/24/25
Michael Korenko (3)	64.961.214	-	$0.014	10/24/25

(1)	As noted above, Mr. Jolliff was terminated as Chief Financial Officer in November 2018.
(2)	Issued pursuant to employment contract dated October 24, 2018
(3)	Issued pursuant to employment contract dated October 24, 2018

Compensation of Directors

During the year ended December 31, 2018, the Company’s non-employee directors were not paid any compensation.

The following table sets forth, for each of the Company’s non-employee directors who served during 2018, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2018:

	Outstanding	Outstanding
	Stock	Stock
Name	Awards (#)	Options (#)
Carlton M. Cadwell	-	100,000

During June 2016, the Company granted to Mr. Cadwell options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. The options are fully vested and expire June 21, 2019. These options have a grant date fair value of $34,771, which amounts were calculated in accordance with ASC Topic 718.

Additionally, the Company granted warrants to purchase 51,404,024 shares of Company common stock to Carlton Cadwell in 2018 as a result of the Path Forward Agreements and conversion of his advances to the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of the Company’s Common Stock

The following table sets forth, as of March 22, 2019, the number of shares of common stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s common stock, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

As of March 22, 2019, there were 1,369,987,688 shares of common stock outstanding and up to 609,336,655 shares issuable upon exercise of common stock equivalents, assuming exercise and conversion occurred as of that date, for a total of 1,979,324,343 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust (3)	1,698,390	* %

Carlton M. Cadwell (4)	164,450,065	12.0%

Michael K. Korenko (5)	89,198,782	6.5%

All Current Directors and Executive Officers as a group (3 individuals) (6)	255,347,237	18.5%

*Less than 1%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of the Common Stock Equivalents within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 22, 2019, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of the Common Stock Equivalents, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2019, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the Common Stock Equivalents. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that under the terms of the Cadwell Trust, Dr. Cadwell does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	Includes 1,483,090 shares issuable upon conversion of Series A Convertible Preferred.

(4)	Includes 100,000 shares issuable upon exercise of options; 9,089,100 shares issuable upon conversion of Series A Convertible Preferred; 38,530,200 shares issuable upon conversion of Series B Convertible Preferred; and 51,404,024 shares issuable upon the exercise of warrants that may be exercised within 60 days of March 22, 2019.

(5)	Includes 1,000,000 shares issuable upon conversion of Series A Convertible Preferred; 6,600,000 of vested Restricted Stock Units; 64,961,214 shares issuable upon the exercise of stock options exercisable within 60 days of March 22, 2019; and 15,898,568 shares issuable upon the exercise of warrants that may be exercised within 60 days of March 22, 2019.

(6)	Michael Pollack, the Company’s Interim Chief Financial Officer, does not hold any Company securities, and has therefore been omitted from this table.

Beneficial Ownership of the Company’s Series A Convertible Preferred Stock

As of March 22, 2019, there were 2,555,642 shares of Series A Convertible Preferred issued and outstanding, convertible into 25,556,420 shares of Company common stock.

The following table sets forth, as of March 22, 2019, the number of shares of Series A Convertible Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series A Convertible Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Cadwell Family Irrevocable Trust	148,309	5.8%

Carlton M. Cadwell	908,910	35.6%

Michael K. Korenko	100,000	3.9%

All Current Directors and Executive Officers as a group (2 individuals)	1,157,219	45.3%

Major Shareholder(s):

Jason Adelman	129,835	5.1%

L. Bruce Jolliff	197,979	7.8%

Stoel Rives	133,333	5.2%

MEF I, LP	251,800	9.8%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of (i) the Cadwell Family Irrevocable Trust (the “Cadwell Trust “) is 909 North Kellogg Street, Kennewick, WA 99336; (ii) Jason Adelman is 40 East 66th Street, New York, NY 10065; (iii) L. Bruce Jolliff is 206 N 41st St. Unit 1, Yakima, WA 98901; (iv) Stoel Rives is One Union Square, 600 University Street, Suite 3600, Seattle, WA 98101and (v) MEF I, LLP is c/o Magna Management, 40 Wall Street, 58th Floor, New York, NY 10005.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series A Convertible Preferred beneficially owned by the Cadwell Trust.

Beneficial Ownership of the Company’s Series B Convertible Preferred Stock

As of March 22, 2019, 3,405,755 shares of Series B Convertible Preferred issued and outstanding, convertible into 340,575,500 shares of Company common stock.

The following table sets forth, as of March 22, 2019, the number of shares of Series B Convertible Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series B Convertible Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Cadwell Family Irrevocable Trust	-	* %

Carlton M. Cadwell	385,302	11.3%

Michael K. Korenko	-	* %

All Current Directors and Executive Officers as a group (2 individuals)	385,302	11.3%

Major Shareholder(s):

Andrew Limpert(3)	435,990	12.8%

Jason Adelman(4)	436,290	12.8%

Firstfire Global Opportunities Fund	197,363	6.8%

DiamondRock LLC	210,000	7.3%

MEF I, LP	1,216,592	35.7%

*Less than 1%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of (i) the Cadwell Family Irrevocable Trust (the “Cadwell Trust “) is 909 North Kellogg Street, Kennewick, WA 99336; (ii) Andrew Limpert is 254 N 860 East, American Fork, UT 84003; (iii) Jason Adelman is 40 East 66th St., New York, NY 10065; (iv) Firstfire Global Opportunities Fund is 1040 1st Avenue, Suite 190, New York, NY 10022; (v) Diamondrock LLC is 715 N. Kilkea Drive, Los Angeles, CA 90046 and (vi) MEF I, LLP is c/o Magna Management, 40 Wall Street, 58th Floor, New York, NY 10005.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series A Preferred beneficially owned by the Cadwell Trust.

(3)	Includes 16,200 shares of Series A Convertible Preferred held by Trina Limpert, Mr. Limpert’s spouse.

(4)	Includes 236,290 shares of Series B Convertible Preferred; and 200,000 shares of Series B Convertible Preferred held by JTA Resources LLC.

Changes in Control

The Company does not know of any arrangements, including any pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from Related Parties

Beginning in December 2008, the Company has obtained financing from Carlton M. Cadwell, one of our directors and a beneficial owner of more than 10% of the Company’s common stock, in transactions which involved the Company’s issuance of convertible notes and common stock. On September 4, 2015, the Company exchanged $1,414,100 of convertible notes plus $810,538 of accrued interest into 148,311 shares of Series A Convertible Preferred and another $2,224,466 of convertible notes plus $889,838 of accrued interest into 207,620 shares of Series A Convertible Preferred. Additionally, the Company exchanged the remaining $906,572 of convertible notes plus $148,960 accrued interest into a $1,055,532 demand note, 8% interest rate, due on demand at any time after March 31, 2017. Such note was converted into 73,546 shares of Series A Convertible Preferred on May 19, 2016. At December 31, 2016 Mr. Cadwell had an aggregate total of $332,195 in promissory notes. In March 2017 the Company converted the $332,195 promissory note and $51,576 of accrued interest into a new promissory note totaling $383,771, due December 31, 2017. In December 2017 the note due date was extended to May 9, 2018. On October 19, 2018, the $383,771 promissory note and $58,880 of accrued interest was converted into 50,000,000 shares of Company common stock, 385,302 Series B Convertible Preferred shares, and 44,265,100 warrants that are exercisable into Company common stock at an exercise price of $0.01 per share. During 2018, the Company executed various Path Forward Agreements with related parties and converted related party debt and accrued interest into shares of common stock, Series B Convertible Preferred Stock and warrants.

Independent Directors

The Company’s common stock is traded on the OTC Pink Marketplace, which does not impose any independence requirements on the board of directors or the board committees of the companies whose stock is traded on that market. The Company has decided to adopt the independence standards of the NASDAQ listing rules in determining whether the Company’s directors are independent. Generally, under those rules a director does not qualify as an independent director if the director or a member of the director’s immediate family has had in the past three years certain relationships or affiliations with the Company, the Company’s auditors, or other companies that do business with the Company. The Company’s Board of Directors has determined that Mr. Cadwell is qualified as an independent director under those NASDAQ rules, and accordingly, would have been qualified under those rules to serve on a compensation committee or a nominating committee, if the Company had established such committees of the Company’s Board of Directors. Dr. Korenko is not an independent director due to his employment by the Company as an executive officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2018 and 2017 were $66,000 and $79,900, respectively, all of which was paid to Fruci & Associates II, PLLC.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2018 and 2017 in the amounts of $7,250 and $4,250, respectively. All services performed by the Company’s Registered Public Accounting Firm, Fruci & Associates II, PLLC have been pre-approved by the Company’s Board of Directors.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2018 and 2017 were $2,500 and $2,500, respectively, all of which was paid to Fruci & Associates II, PLLC.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2018 and 2017 There were no fees incurred to Fruci & Associates II, PLLC related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.	Financial Statements. The Vivos Inc. Balance Sheets as of December 31, 2018 and 2017, the Statements of Operations for the years ended December 31, 2018 and 2017, the Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2018 and 2017, and the Statements of Cash Flows for the years ended December 31, 2018 and 2017, together with the notes thereto and the reports of Fruci & Associates II, PLLC as required by Item 8 are included in this 2018 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3	Articles and Certificate of Merger of HHH Entertainment Inc. and Savage Mountain Sports Corporation, dated April 3, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.4	Articles and Certificate of Merger of Earth Sports Products Inc. and Savage Mountain Sports Corporation, dated May 11, 2000 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.5	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.6	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.7	Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).
3.8	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series A Convertible Preferred Stock”, consisting of 2,500,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed June 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015).
3.9	Certificate of Amendment to the Certificate of Incorporation increasing the authorized series of “Series A Convertible Preferred Stock” to 5,000,000 shares, filed March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016).
3.10	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series B Convertible Preferred Stock”, consisting of 5,000,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed October 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).

10.3	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.4	Employment Agreement dated May 16, 2007 with Leonard Bruce Jolliff (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.5	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.6	Employment Agreement dated January 15, 2008 with Dr. Fu-Min Su (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.7	Master Lease Agreement dated September 20, 2007 between BancLeasing, Inc. and Advanced Medical Isotope Corporation, and related documents (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A filed on December 2, 2011).
10.8	Lease Agreement dated July 17, 2007 between Robert L. and Maribeth F. Myers and Advanced Medical Isotope Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A filed on December 2, 2011).
10.9	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.10	Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.11	Memorandum of Agreement for Strategic Relationship dated August 19, 2011 between Advanced Medical Isotope Corporation and Spivak Management Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.12	2015 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed May 25, 2016).
10.13	Washington State University Sub-Award Agreement for the period December 15, 2017 through January 31, 2018.
10.14	The Curators of the University of Missouri Sponsored Research Contract for the period November 1, 2017 through October 31, 2018.
10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.16	Employment Agreement by and between Vivos Inc. and Michael Korenko, dated October 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2018).
10.17	Employment Agreement by and between Vivos Inc. and Leonard Bruce Jolliff, dated October 24, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2018).
31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (4)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS INC.

Date: March 25, 2019	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 25, 2019	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2019	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 25, 2019	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Secretary and Chairman of the Board

Vivos Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vivos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vivos, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, utilizes a significant amount of cash to fund its operations, and does not have sufficient cash to support current operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2016. Spokane, Washington
March 25, 2019

VIVOS INC

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	DECEMBER 31, 2018	DECEMBER 31, 2017

ASSETS

Current Assets:
Cash	$5,494	$8,317
Prepaid expenses	10,992	6,711

Total Current Assets	16,486	15,028

Fixed assets, net	-	-

Other Assets:
Deposits	-	669

TOTAL ASSETS	$16,486	$15,697

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$795,129	$840,972
Related party accounts payable	38,610	57,297
Accrued interest payable	59,646	347,069
Payroll liabilities payable	11,451	85,786
Convertible notes payable, net	53,824	2,563,272
Related party promissory note	-	383,771

Total Current Liabilities	958,660	4,278,167

Total Liabilities	958,660	4,278,167

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,552,642 and 3,778,622 shares issued and outstanding, respectively	2,553	3,779
Additional paid in capital - Series A Convertible preferred stock	8,870,626	13,547,780
Series B Convertible Preferred, 5,000,000 shares authorized, 3,305,755 and 0 shares issued and outstanding, respectively	3,306	-
Additional paid in capital - Series B Convertible preferred stock	1,876,768	-
Common stock, par value, $0.001, 2,000,000,000 shares authorized, 1,307,565,888 and 65,695,213 issued and outstanding, respectively	1,307,566	65,695
Additional paid in capital - common stock	58,988,019	46,408,443
Accumulated deficit	(71,991,012)	(64,288,167)

Total Stockholders' Deficit	(942,174)	(4,262,470)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,486	$15,697

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Consulting revenues, net	$-	$4,054

OPERATING EXPENSES
Sales and marketing expenses	11,500	111,662
Depreciation and amortization expenses	-	1,473
Professional fees	682,217	709,843
Reserved stock units granted	113,189	575,011
Stock based compensation	1,164,885	103,865
Payroll expenses	315,000	806,620
Research and development	104,208	203,037
General and administrative expenses	98,638	109,457

Total Operating Expenses	2,489,637	2,620,968

OPERATING LOSS	(2,489,637)	(2,616,914)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(5,649,546)	(3,903,015)
Gain (loss) on settlement of debt	605,601	(310,086)
Grant income	17,583	-
Gain (loss) on fair value of derivative liability	(186,846)	408,488
Gain on sale of assets	-	2,800

Total Non-Operating Income (Expenses)	(5,213,208)	(3,801,813)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(7,702,845)	(6,418,727)

Provision for income taxes	-	-

NET LOSS	$(7,702,845)	$(6,418,727)

Net loss per share - basic and diluted	$(0.02)	$(0.13)

Weighted average common shares outstanding - basic	444,009,985	48,386,991

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional Paid-In			Additional Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Common Stock		Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2016	3,773,592	$3,774	$14,140,797	-	$-	$-	31,743,797	$31,744	$40,672,825	$(57,869,440)	$(3,020,300)

Stock issued for:
Settlement of debt	-	-	-	-	-	-	3,040,239	3,040	217,803	-	220,843
Accounts payable and accrued expenses	343,279	343	1,011,454	-	-	-	3,096,483	3,096	306,354	-	1,321,247
Services	-	-	-	-	-	-	2,302,194	2,302	252,136	-	254,438
Loan fees	1,471,001	1,471	2,699,682	-	-	-	-	-	-	-	2,701,153
Conversion of preferred stock into common stock	(1,809,250)	(1,809)	(4,304,153)	-	-	-	18,692,500	18,693	4,287,269	-	-
Restricted units vested	-	-	-	-	-	-	6,820,000	6,820	(6,820)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	575,011	-	575,011
Options and warrants issued for services	-	-	-	-	-	-	-	-	103,865	-	103,865
Net loss for the year	-	-	-	-	-	-	-	-	-	(6,418,727)	(6,418,727)

Balance - December 31, 2017	3,778,622	3,779	13,547,780	-	-	-	65,695,213	65,695	46,408,443	(64,288,167)	(4,262,470)

Stock issued for:
Cash	-	-	-	110,000	110	54,890	136,628,000	136,628	546,512	-	738,140
Settlement of debt	-	-	-	2,995,755	2,996	1,542,078	1,028,230,303	1,028,230	4,607,678	-	7,180,982
Accounts payable and accrued expenses	-	-	-	200,000	200	279,800	62,262,562	62,263	1,323,033	-	1,665,296
Services	-	-	-	-	-	-	10,000	10	439	-	449
Conversion of preferred stock into common stock	(1,225,981)	(1,226)	(4,677,154)	-	-	-	12,259,810	12,260	4,666,120	-	-
Restricted units vested	-	-	-	-	-	-	2,480,000	2,480	(2,480)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	113,189	-	113,189
Options and warrants issued for services	-	-	-	-	-	-	-	-	1,325,085	-	1,325,085
Net loss for the year	-	-	-	-	-	-	-	-	-	(7,702,845)	(7,702,845)

Balance - December 31, 2018	2,552,641	$2,553	$8,870,626	3,305,755	$3,306	$1,876,768	1,307,565,888	$1,307,566	$58,988,019	$(71,991,012)	$(942,174)

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(7,702,845)	$(6,418,727)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	1,473
Amortization of convertible debt discount	791,928	2,023,144
(Gain) loss on fair value of derivative liability	186,846	(408,488)
(Gain) loss on settlement of debt	(605,601)	310,086
New derivatives recorded as loan fees	4,636,517	-
(Gain) on sale of assets	-	(2,800)
Preferred stock issued for services	-	365,988
Preferred and common stock issued for loan fees	-	1,488,650
Common stock issued for services	449	254,438
Stock options and warrants for services	1,325,085	103,865
Reserved stock units issued for services	113,189	575,011
Changes in assets and liabilities
Prepaid expenses and other assets	(3,612)	5,254
Accounts payable and accrued expenses	(1,338)	102,316
Accounts payable and accrued expenses from related party	(128,178)	(52,421)
Payroll liabilities	466,941	(25,965)
Accrued interest	220,165	390,101
Total adjustments	7,002,391	5,130,652

Net cash used in operating activities	(700,454)	(1,288,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equipment	-	2,800
Net cash provided by investing activities	-	2,800

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from convertible notes	50,000	1,230,334
Payments of convertible notes	(200,000)	-
Payments made for loan fees	-	(101,631)
Proceeds from sale of preferred stock	55,000	-
Proceeds from sale of common stock	683,140	-
Proceeds from related party and shareholder advances	109,491	137,000
Net cash provided by financing activities	697,631	1,265,703

NET DECREASE IN CASH	(2,823)	(19,572)

CASH - BEGINNING OF YEAR	8,317	27,889

CASH - END OF YEAR	$5,494	$8,317

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable for common stock	$7,290,473	$358,860
Conversion of accounts payable and accrued payroll for common and preferred stock	$1,665,296	$660,727
Conversion of preferred stock into common stock	$4,678,380	$4,305,962
Preferred shares issued for discount of debt	$-	$1,212,503
Vesting of restricted stock units	$2,480	$6,820
Reclassification of shareholder advances to convertible notes payable	$35,212	$137,000
Recognition of debt discount for derivative liability	$-	$99,660
Reclassification of accrued interest to related party notes payable and convertible notes payable	$1,343	$121,308

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 1: ORGANIZATION & BASIS OF PRESENTATION

Business Overview

Vivos Inc. (the “Company”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation, and on December 28, 2017, the Company began operating as Vivos Inc. The Company has authorized capital of 2,000,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. On October 8, 2018 the Company created out of the shares of Preferred Stock, par value $0.001 per share, of the Company, as authorized in Article IV of the Company’s Certificate of Incorporation, a series of Preferred Stock of the Company, to be named “Series B Convertible Preferred Stock,” consisting of Five Million (5,000,000) shares.

Our principal place of business is located at 719 Jadwin Avenue, Richland, WA 99352. Our telephone number is (509) 736-4000. Our corporate website address is http://www.radiogel.com. Our common stock is currently quoted on the OTC Pink Marketplace under the symbol “RDGL.”

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

The Company is currently developing test plans to address issues raised by the FDA in connection with the Company’s previous submissions regarding RadioGel™, including developing specific test plans and specific indication of use. The Company intends to request that the FDA grant approval to re-apply for de novo classification of RadioGel™, which would reclassify the device from a Class III device to a Class II device, further simplifying the path to FDA approval. In the event the FDA denies the Company’s application and subsequently determines during the de novo review that RadioGel™ cannot be classified as a Class I or Class I1 device, the Company will then need to submit a pre-market approval application to obtain the necessary regulatory approval as a Class III device. See also Business – Regulatory History in Part I of this Annual Report on Form 10-K (“Annual Report”) for a discussion regarding the Company’s application for FDA approval of RadioGel™.

IsoPet Solutions

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with three different university veterinarian hospitals on IsoPet® testing and therapy. Washington State University treated five cats for feline sarcoma and served to develop the procedures which are incorporated in our label. They concluded that the product was safe and effective in killing cancer cells. Colorado State University demonstrated the CT and PET-CT imaging of IsoPet®. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting in November 2017. To date, three dogs, listed below as Dog A, Dog B and Dog C, respectively, have been treated with IsoPet® at the University of Missouri.

Dog A was treated for canine soft tissue sarcoma in June 2018. Response evaluation criteria in solid tumors (“RECIST”) is a set of published rules that define when tumors in cancer patients improve (respond), stay the same (stabilize), or worsen (progress) during treatment. The criteria were published by an international collaboration including the European Organisation for Research and Treatment of Cancer (EORTC), National Cancer Institute of the United States, and the National Cancer Institute of Canada Clinical Trials Group. The principal investigator from the University of Missouri rated the tumor as CR, Complete Response, after three months. This RECIST rating means that the tumor was completely eliminated by the IsoPet therapy. Dog B which was treated in July 2018 has displayed encouraging results. This patient had transient mild acute radiation side effects, and had SD (stable disease) at the time of recheck. There was a small amount of growth, but not enough to be considered progression per the RECIST criteria. The CT on its last visit in February 2019 showed that the tumor site had a slightly larger but diffuse image. Based on this single observation, the diffuse image could mean that the hydrogel, in addition to trapping the particles, provides a secondary benefit of locking in the dead tumor tissue allowing for a slower rate of resorption of the necrotic tissue. This could be a positive outcome whereas killing a tumor and having it resorb within the tissue all at once might be a shock to the animal’s system. We will continue to monitor how this case proceeds.

Dog C was treated in January 2019. This very large, half-pound, tumor was initially scheduled for therapy in December 2018 but had to be rescheduled due to the hydrogel not meeting our rigid specifications. From this, we learned that frozen hydrogel has a limited shelf life and this allowed us to make the appropriate adjustments to our product specifications. This patient had mild to moderate acute radiation side effects and has SD (stable disease) one-month post treatment. The February follow-up included a CT scan. The mass showed no new growth and measured almost the same as it did at the time of treatment. There is a small region at the bottom of the tumor where the mass seems to be draining. The tumor around the highest dose region appears dead with no blood supply, according to the CT. Dog C was outside of the scope of our criteria as an eligible patient prospect and we deem the patient as likely terminal, however, we treated it for humanitarian reasons and for discovery to determine residual effects of the treatment. Dog D was treated for canine soft tissue sarcoma in February 2019, and we are awaiting a follow-up appointment for an examination of the dog. These animal therapies generate data to assure the private veterinary clinics of the safety and efficacy of IsoPet®.

The Company anticipates that future profits, if any, will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally. The Company intends to report the results from the IsoPet® Solutions division as a separate operating segment in accordance with GAAP.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered recurring losses and used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations. Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities as well as a series of grants. The Company requires funding of approximately $2.3 million annually to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $5.0 million to $10.0 million to: (1) fund the FDA approval process and initial deployment of the brachytherapy products, and (2) initiate regulatory approval processes outside of the United States. The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

Following receipt of required regulatory approvals and financing, in the U.S., the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

In the longer-term, subject to the Company receiving adequate funding, regulatory approval for RadioGel™ and other brachytherapy products, and thereafter being able to successfully commercialize its brachytherapy products, the Company intends to consider resuming research efforts with respect to other products and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses

Based on the Company’s financial history since inception, the Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company has limited revenue, nominal cash, and has accumulated deficits since inception. If the Company cannot obtain sufficient additional capital, the Company will be required to delay the implementation of its business strategy and may not be able to continue operations.

As of December 31, 2018, the Company has $5,494 cash on hand. There are currently commitments to vendors for products and services purchased that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company. The Company was able to execute the following transactions to improve their balance sheet and decrease the liabilities incurred and increase their cash flow:

●	On October 10, 2018, the Company successfully completed the terms of certain Path Forward and Standstill Agreements previously entered into by and between the Company and certain debtholders (the “Path Forward Agreements”), resulting in the automatic conversion of the outstanding balance due under certain outstanding convertible secured debentures and convertible promissory notes, amounting to an aggregate of $2,253,538, into an aggregate of 302,339,252 shares of Company common stock and 2,610,453 shares of Series B Convertible Preferred at a fixed conversion price of $0.004 per share. These shares were subject to a restriction on any sales below $0.02 through December 31, 2018 and will have volume limitations on any sales below $0.01 during the first six months of 2019.

●

On October 10, 2018 the Company consummated a private placement transaction, resulting in net proceeds to the Company of $738,140. In addition, the Company issued an aggregate of 287,168,409 shares of its common stock, 695,302 shares of Series B Convertible Preferred, and warrants to purchase that number of shares of common stock equal to 50% of the shares of common stock issued in the private placement valued at $3,352,068 from the exchange of notes, past due executive compensation, and certain other liabilities. All shares issued in the private placement are restricted securities. The warrants have a two-year term and are exercisable at a price of $0.01 per share.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates the Company considers include criteria for stock-based compensation expense, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consisted of finished goods. The Company has no inventory for the years ended December 31, 2018 and 2017.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2018 and 2017, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

There were no assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017, respectively however during the years ended December 31, 2018 and 2017 there were Level 3 derivative liabilities measured at fair value.

Derivative Liabilities

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard and Accounting Standards Update 2017-11, which was adopted by the Company effective January 1, 2018. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings.

The result of this accounting treatment is that the fair value of the derivative instrument is marked-to-market each balance sheet date and with the change in fair value recognized in the statement of operations as other income or expense.

Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation than that the related fair value is removed from the books. Gains or losses on debt extinguishment are recognized in the statement of operations upon conversion, exercise or cancellation of a derivative instrument after any shares issued in such a transaction are recorded at market value.

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

Effective March 2012, the Company entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of its patented RadioGel™ technology. This license agreement originally called for a $17,500 nonrefundable license fee and a royalty based on a percent of gross sales for licensed products sold; the license agreement also contains a minimum royalty amount to be paid each year starting with 2013. The license agreement was most recently amended on December 20, 2018, and pursuant to the amendment the maintenance fee schedule was updated for minimum royalties, as well as the increase in royalties from one percent (1%) to two percent (2%).

Future minimum royalties for the years ended December 31 are noted below:

Calendar Year	Minimum Royalties per Calendar Year
2019	$10,000
2020	10,000
2021	25,000
2022	25,000
Total	$70,000

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

The Company entered into a Letter Amendment #2 with Battelle Memorial Institute on December 20, 2018. as a result of this Amendment, the Company has agreed to revised terms regarding the license fee as indicated in the chart above. $10,000 of this fee due within 1 year relates to the 2018 license fee which was paid in January 2019. The Company also agreed to increase the royalty fee on net sales from 1% to 2%.

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

There have been no such costs in the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method.

Under ASC 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC 606 did not have an impact on the Company’s operations or cash flows.

Revenue for the year ended December 31, 2017 consisted of consulting revenue. The Company recognized revenue as consulting services had been performed. Prepayments, if any, received from customers prior to the services being performed were recorded as deferred revenue. In these cases, when the services were performed, the amount recorded as deferred revenue was recognized as revenue. The Company did not accrue for sales returns and other allowances as it had not experienced any returns or other allowances.

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

On December 22, 2017, the Company received notification that Washington State University awarded it $17,500 of grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”. The Company received the $17,500 of the grant award in the year ended December 31, 2018.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the years ended December 31, 2018 and 2017, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of December 31, 2018 and 2017, which include the following:

	December 31, 2018	December 31, 2017
Convertible debt	17,594	18,155,788
Preferred stock	356,101,920	37,786,220
Common stock options	90,544,169	1,097,623
Common stock warrants	184,419,772	304,201
Total potential dilutive securities	631,083,455	57,343,832

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

The Company incurred $104,208 and $203,037 research and development costs for the years ended December 31, 2018, and 2017, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed for the years ended December 31, 2018, and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company incurred $11,500 and $111,662, respectively, in advertising and marketing costs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of materials.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. See Note 10 - Subsequent Events for description of lawsuit filed against the Company on January 28, 2019. In addition, the Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of December 31, 2018 and 2017.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the years ended December 31, 2018 and 2017. The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2018 and 2017.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2018 and 2017, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was a $3,300,000 reduction of the value of net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. The Company has no earnings and profits that were previously not repatriated for U.S. income tax purposes.

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC Topic 718, Compensation – Stock Compensation. Under FASB ASC Topic. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation.” The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company’s adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s results of operations, financial position and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The adoption of this standard did not have a material impact on its financial statements.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line-item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Early adoption was permitted, including adoption in an interim period. The adoption did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. When an indication of impairment was identified after performing the first step of the goodwill impairment test, Step 2 required that an entity determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) using the same procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU No. 2017-04, an entity would perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. An entity would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.

In addition, an entity must consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-04 for its annual, or any interim, good will impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe the guidance will have a material impact on its financial statements.

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260).” The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption did not have a material impact on the Company’s financial statements.

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for the Company beginning after December 15, 2018, although early adoption is permitted. The Company as of December 31, 2018 does not have any derivative liabilities and as a result does not believe the guidance will have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements,” which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe the guidance will have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Production equipment	$15,182	$15,182
Less accumulated depreciation	(15,182)	(15,182)
	$-	$-

Depreciation expense for the above fixed assets for the years ended December 31, 2018 and 2017 was $0 and $1,473, respectively.

During the year ended December 31, 2017, the Company abandoned production equipment, building, leasehold improvements, and office equipment with an original cost totaling $14,594.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

As of December 31, 2018 and 2017, the Company had the following related party convertible notes outstanding:

	December 31, 2018		December 31, 2017
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
March 2017 $332,195 Note, 10% interest, due May 2017	$-	$-	$383,771	$29,230
Total Convertible Notes Payable, Net	$-	$-	$383,771	$29,230

In March 2017, the Company combined Outstanding Notes owed to a director and major stockholder, along with $51,576 of accrued interest payable, into one promissory note (the “Related Party Note”). The Related Party Note accrues interest at a rate of 10% and was due and payable on December 31, 2017. The note holder agreed to an extension of the due date until May 9, 2018. On August 9, 2018 the Company entered into a Path Forward and Restructuring Agreement whereby this Convertible Note would convert at a conversion price of $0.004 per share concurrently with a funding of at least $500,000 (the “Qualified Financing”). The Qualified Financing occurred on October 10, 2018 at which time this note was fully converted into 50,000,000 shares of Company common stock, 385,302 Series B Convertible Preferred shares of the Company, and 44,265,100 warrants that are exercisable into common shares with an exercise price of $0.01. The Company valued this transaction at a price of $0.013 per share as the conversion occurred October 19, 2018 upon board approval. As of December 31, 2018 and 2017 the balance of the Related Party Note was $0 and $383,771, respectively, and the accrued interest payable on the Related Party Note was $0 and $29,230, respectively.

The Company has outstanding accrued interest in the amount of $1,054 from old related party notes that the principal had been paid off in full.

Interest expense for the years ended December 31, 2018 and 2017 on the related party convertible notes payable amounted to $29,650 and $29,230, respectively.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $38,610 and $57,297 as of December 31, 2018 and 2017, respectively. All related party advances that occurred through September 30, 2018 were converted into shares of common stock, and Series B Convertible Preferred stock and warrants on October 30, 2018.

Preferred and Common Shares Issued to Officers and Directors

During 2018, the Company issued 38,662,562 shares of common stock and warrants to purchase shares of common stock totaling 19,331,281 in settlement of accrued compensation valued at $541,276. The warrants were valued at $238,973 and the Company reflected $586,936 as a loss on conversion of debt.

During 2018, the Company issued 3,600,000 shares of common stock in settlement of accounts payable and notes payable valued at $50,400. The Company granted 1,800,000 warrants in connection with this transaction and recognized a loss of $35,400 in accordance with this settlement.

During 2017, the Company issued 100,000 shares of its Series A Convertible Preferred to its CEO, in settlement for $32,308 of accrued payroll, $67,692 of accounts payable, and wages valued at $199,690.

During 2017, the Company issued 83,279 shares of its Series A Convertible Preferred to its former CFO, in settlement for $83,280 of accrued payroll and wages valued at $166,299.

Rent Expenses

The Company was renting office space from a significant shareholder and director of the Company on a month-to-month basis with a monthly payment of $1,500. This rental agreement was terminated as of April 1, 2017.

Rental expense for the years ended December 31, 2018 and 2017 for the corporate offices was $0 and $4,500, respectively.

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of December 31, 2018 and 2017, the Company had the following convertible notes outstanding:

	December 31, 2018		December 31, 2017
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$34,603	$45,000	29,218
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
May 2017 $2,378,155 Notes convertible into common stock after April 15, 2018 at a $0.20 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $0 and $544,845, respectively	-	-	1,833,310	178,304
May 2017 $820,420 Notes convertible into common stock after April 15, 2018 at a $0.12 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $0 and $147,335, respectively	-	-	500,703	52,831
May 2017 $110,312 Notes convertible after April 15, 2018 into common stock at a $0.13 conversion price (subject to adjustment), 7.5% interest, due May 2018, net of debt discounts of $0 and $25,085, respectively	-	-	85,227	15,773
November 2017 $166,666 Note convertible at maturity or upon the issuance of a variable security at a $0.12 conversion price (subject to adjustment), with a one-time interest charge of 10%, due April 15, 2018, net of debt discounts of $0 and $74,662, respectively	-	-	92,004	16,667
Penalties on notes in default	8,824	-	7,028	-
Total Convertible Notes Payable, Net	$53,824	$58,593	$2,563,272	$316,784

Interest expense for the years ended December 31, 2018 and 2017 on the convertible notes payable amounted to $187,741 and $268,961, respectively.

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

The Company recorded $322,381 of conversions on certain outstanding notes. The Company also recorded amortization of $2,023,144 on outstanding note debt discounts. Lastly, the Company paid $101,631 in cash for loan fees and issued 843,699 shares of the Company’s Series A Convertible Preferred Stock (“Series A Convertible Preferred”) as loan fees in connection with the issuance of the Convertible Notes and Debentures. The Company therefore increased its debt discount by $1,212,503, which represented the portion of the proceeds from the Convertible Notes and Debentures that were allocated to preferred stock.

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

On October 10, 2018, the Company successfully completed the terms of the Path Forward Agreements, resulting in the automatic conversion of the outstanding balance due under certain outstanding convertible secured debentures and convertible promissory, amounting to an aggregate of $2,253,538, into an aggregate of 302,339,252 shares of Company common stock and 2,610,453 shares of Series B Convertible Preferred at a fixed conversion price of $0.004 per share. These shares were subject to a restriction on any sales below $0.02 through December 31, 2018 and will have volume limitations on any sales below $0.01 during the first six months of 2019.

The Company entered into a convertible note in the amount of $50,000 in July 2018 with an interest rate of 8%. This note was convertible upon a Company capital raise of at least $500,000. On October 30, 2018, the Company converted this note into 12,000,000 shares of common stock at a conversion rate of $0.014 (total of $60,000 which includes $10,000 of interest and other costs) and recognized a loss on extinguishment of $108,916 on this conversion.

See Note 6 for discussion on the derivative liabilities associated with the various convertible notes.

NOTE 6: DERIVATIVE LIABILITY

During the years ended December 31, 2018 and 2017, certain convertible notes become convertible on a set date at variable conversion rates. Upon becoming convertible, the Company bifurcated the embedded conversion feature and recorded a derivative liability at fair value with the offsetting entry recorded in the statement of operations. The activity in the derivative liability account during the years ended December 31, 2018 and 2017 is summarized as follows:

	Warrants	Conversion Feature	Total
Derivative Liability at December 31, 2016	58	324,474	324,532
Derivative Liability Recorded on New Instruments	-	99,661	99,661
Elimination of Liability on Conversion	-	-	-
(Gain) on Settlement of Debt	-	(15,704)	(15,704)
Change in Fair Value	(58)	(408,431)	(408,489)
Derivative Liability at December 31, 2017	-	-	-
Derivative Liability Recorded on New Instruments	-	4,636,517	4,636,517
Elimination of Liability on Conversion	-	(4,217,762)	(4,217,762)
(Gain) on Settlement of Debt	-	(605,601)	(605,601)
Change in Fair Value	-	186,846	186,846
Derivative Liability at December 31, 2018	-	-	-

The Company uses the Black-Scholes pricing model to estimate fair value for those instruments convertible into common stock at inception, at conversion date, and at each reporting date. During the years ending December 31, 2018 and 2017, the Company used the following assumptions in their Black-Scholes model:

	December 31, 2018		December 31, 2017
	Warrants	Conversion Feature	Warrants	Conversion Feature
Risk-free interest rate	n/a	1.62%-2.59%	1.39	n/a
Expected life in years	n/a	0.11-1.10	0.25	n/a
Dividend yield	n/a	0%	0%	n/a
Expected volatility	n/a	174.46%-519.42%	187.59%	n/a

NOTE 7: INCOME TAXES

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company based on its assessment of the accounting for the tax effects of enactment of the Act; as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was a $3,300,000 reduction of the value of the Company’s net deferred tax assets (which represent future tax benefits) as a result of lowering the U.S. corporate income tax rate from 35% to 21%. The Act also includes a requirement to pay a one-time transition tax on the cumulative value of earnings and profits that were previously not repatriated for U.S. income tax purposes. The Company has no earnings and profits that were previously not repatriated for U.S. income tax purposes.

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

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryover	$5,760,000	$5,640,000
Depreciation	-	-
Related party accrual	2,300	110,600
Capital Loss Carryover	3,400	3,400
Deferred tax liabilities
Depreciation	(2,100)	(2,100)
Valuation allowance	(5,763,600)	(5,751,900)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	December 31, 2018	December 31, 2017
Book income (loss)	$(1,617,600)	$(1,347,900)
Grant income	-	-)
Depreciation	(1,100)	(700)
Intangible asset impairment	-	-
Related party accrual	(108,300)	(100)
Meals and entertainment	300	200
Stock for services	100	130,300
Options expense	302,000	142,600
Non-cash interest expense	1,046,900	946,500
Other non-deductible expenses	261,800	(12,200)
Valuation allowance	115,900	141,300
Income tax expense	$-	$-

At December 31, 2018, the Company had net operating loss carryforwards of approximately $27,408,300 that may be offset against future taxable income from the year 2018 through 2037.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is located in the state of Washington and Washington state does not require the filing of income taxes. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 2,000,000,000 shares of common stock authorized, with a par value of $0.001, and as of December 31, 2018 and 2017, the Company has 1,307,565,888 and 65,695,213 shares issued and outstanding, respectively.

Preferred Stock

As of December 31, 2018 and 2017, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

The following is a summary of the rights and preferences of the Series A Convertible Preferred, which summary is not meant to be a complete description of those terms.

On October 8, 2018 the Company created out of the shares of Preferred Stock, par value $0.001 per share, of the Company, as authorized in Article IV of the Company’s Certificate of Incorporation, a series of Preferred Stock of the Company, to be named “Series B Convertible Preferred Stock,” consisting of Five Million (5,000,000) shares.

Series A Convertible Preferred Stock

In June 2015, the Series A Certificate of Designation was filed with the Delaware Secretary of State to designate 2.5 million shares of our preferred stock as Series A Convertible Preferred. Effective March 31, 2016, the Company amended the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred of the Registrant, increasing the maximum number of shares of Series A Convertible Preferred from 2,500,000 shares to 5,000,000 shares. The following summarizes the current rights and preferences of the Series A Convertible Preferred:

Liquidation Preference. The Series A Convertible Preferred has a liquidation preference of $5.00 per share.

Dividends. Shares of Series A Convertible Preferred do not have any separate dividend rights.

Conversion. Subject to certain limitations set forth in the Series A Certificate of Designation, each share of Series A Convertible Preferred is convertible, at the option of the holder, into that number of shares of common stock (the “Series A Conversion Shares”) equal to the liquidation preference thereof, divided by Conversion Price (as such term is defined in the Series A Certificate of Designation), currently $0.50.

In the event the Company completes an equity or equity-based public offering, registered with the SEC, resulting in gross proceeds to the Company totaling at least $5.0 million, all issued and outstanding shares of Series A Convertible Preferred at that time will automatically convert into Series A Conversion Shares.

Redemption. Subject to certain conditions set forth in the Series A Certificate of Designation, in the event of a Change of Control (defined in the Series A Certificate of Designation as the time at which as a third party not affiliated with the Company or any holders of the Series A Convertible Preferred shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent 50% of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series A Convertible Preferred in cash at a price per share of Series A Convertible Preferred equal to 100% of the Liquidation Preference.

Voting Rights. Holders of Series A Convertible Preferred are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of five (5) votes for every Series A Conversion Share issuable upon conversion of such holder’s outstanding shares of Series A Convertible Preferred. However, the Series A Conversion Shares, when issued, will have all the same voting rights as other issued and outstanding common stock of the Company, and none of the rights of the Series A Convertible Preferred.

Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series A Convertible Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series A Convertible Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company is insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Convertible Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the Common Stock is converted into or exchanged for securities, cash or other property than each share of Series A Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of common stock issuable upon conversion of one share of Series A Convertible Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

Series B Convertible Preferred Stock

In October 2018, the Series B Certificate of Designation was filed with the Delaware Secretary of State to designate 5.0 million shares of our preferred stock as Series B Convertible Preferred. The following summarizes the current rights and preferences of the Series B Convertible Preferred:

Liquidation Preference. The Series B Convertible Preferred has a liquidation preference of $1.00 per share.

Dividends. Shares of Series B Convertible Preferred do not have any separate dividend rights.

Conversion. Subject to certain limitations set forth in the Series B Certificate of Designation, each share of Series B Convertible Preferred is convertible, at the option of the holder, into that number of shares of common stock (the “Series B Conversion Shares”) equal to the liquidation preference thereof, divided by Conversion Price (as such term is defined in the Series B Certificate of Designation), currently $0.01.

Redemption. Subject to certain conditions set forth in the Series B Certificate of Designation, in the event of a Change of Control (defined in the Series B Certificate of Designation as the time at which as a third party not affiliated with the Company or any holders of the Series B Convertible Preferred shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent 50% of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series B Convertible Preferred in cash at a price per share of Series B Convertible Preferred equal to 100% of the Liquidation Preference.

Voting Rights. Holders of Series B Convertible Preferred are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of two (2) votes for every Series B Conversion Share issuable upon conversion of such holder’s outstanding shares of Series B Convertible Preferred. However, the Series B Conversion Shares, when issued, will have all the same voting rights as other issued and outstanding common stock of the Company, and none of the rights of the Series A Convertible Preferred.

Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series B Convertible Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series B Convertible Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company is insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B Convertible Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the Common Stock is converted into or exchanged for securities, cash or other property than each share of Series B Convertible Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of common stock issuable upon conversion of one share of Series B Convertible Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

Common Stock Issuances

Common Stock Issued for Services

During 2018, the Company issued 10,000 shares of common stock for services valued at $449.

During 2017, the Company issued 2,302,194 shares of common stock for services valued at $254,438.

Common Stock Issued for the Exercise of Options and Warrants

During 2018, the Company did not issue any shares of common stock for the exercise of options and warrants.

During 2017, the Company did not issue any shares of common stock for the exercise of options and warrants.

Common Stock and Preferred Stock Issued for Settlement and Conversion of Debt

During 2018, the Company issued 1,028,230,303 shares of common stock and 2,995,755 shares of Series B Convertible Preferred in conjunction with the settlement of $3,545,378 worth of convertible debt (both related and non-related) and $506,245 worth of accrued interest (both related and non-related). As part of these conversions, the Company recognized offsets of $4,823,363 for derivative liabilities and recognized a gain on extinguishment of debt of $1,694,005.

During 2017, the Company issued 3,040,239 shares of common stock in conjunction with the settlement of $322,381 worth of convertible debt and $36,479 worth of accrued interest. The shares were valued at $334,048 and $159,299 worth of debt discount was written off, with $21,282 recognized as a loss on the settlement of debt and $113,205 recorded to Additional Paid in Capital upon conversion.

Common Stock Issued for Conversion of Preferred Stock

During 2018, the Company issued 12,259,810 shares of common stock valued at $4,678,380 in exchange for 1,225,981 shares of Series A Convertible Preferred.

During 2017, the Company issued 18,692,500 shares of common stock valued at $4,305,962 in exchange for 1,809,250 shares of Series A Convertible Preferred.

Common Stock Issued for Cash

During 2018, the Company issued 136,628,000 shares of common stock for cash in the amount of $683,140.

Preferred Stock Issuances

Preferred Stock Issued for Cash

During 2018, the Company issued no shares of Series A Convertible Preferred for cash.

During 2018, the Company issued 110,000 shares of Series B Convertible Preferred for cash in the amount of $55,000.

During 2017, the Company issued no shares of Series A Convertible Preferred for cash.

Preferred Stock Issued for Exercise of Warrants

During 2018, the Company issued no shares of Series A Convertible Preferred for the exercise of warrants.

During 2018, the Company issued no shares of Series B Convertible Preferred for the exercise of warrants.

During 2017, the Company issued no shares of Series A Convertible Preferred for the exercise of warrants.

Preferred Stock Issued for Warrants Surrendered

During 2018, the Company issued no shares of Series A Convertible Preferred for the surrender of warrants.

During 2018, the Company issued no shares of Series B Convertible Preferred for the surrender of warrants.

During 2017, the Company issued no shares of Series A Convertible Preferred for the surrender of warrants.

Preferred Stock Issued for Services

During 2018, the Company issued no shares of its Series A Convertible Preferred for services.

During 2018, the Company issued no shares of its Series B Convertible Preferred for services.

During 2017, the Company issued no shares of its Series A Convertible Preferred for services.

Preferred Stock Issued for Loan Fees

During 2018, the Company issued no shares of Series A Convertible Preferred for loan fees.

During 2018, the Company issued no shares of Series B Convertible Preferred for loan fees.

During 2017, the Company issued 843,699 shares of Series A Convertible Preferred, valued at $1,212,503, for loan fees, and recorded $1,212,503 as debt discount.

During 2017, the Company issued 627,302 shares of Series A Convertible Preferred, valued at $1,488,650, to current note holders for the due date extension on the conversion date of the related notes from December 15, 2017 to May 9, 2018.

Preferred Stock Issued for Debt Extinguishment

For 2018 activity, see above for the Preferred Series A Convertible Preferred and Series B Convertible Preferred that were issued along with the common stock to convert debt and accrued interest.

During 2017, the Company issued no shares of Series A Convertible Preferred in exchange for debt extinguishment.

Common and Preferred Stock Issued for Accounts Payable and Accrued Liabilities

During 2018, no shares of Series A Convertible Preferred were issued for accounts payable and accrued liabilities.

During 2018, 62,262,562 shares of common stock and 200,000 shares of Series B Convertible Preferred were issued to officers and consultants for accrued compensation as well as to settle accounts payable and shareholder advances made during the year. The value of these shares were $1,665,285. The Company recognized a loss on extinguishment on these issuances of $1,256,972.

During 2017, the Company issued 183,279 shares of Series A Convertible Preferred to the CEO and CFO, in exchange for $115,587 of accrued payroll, $67,692 of accounts payable and wages valued at $365,989. Additionally, the Company issued 3,096,483 shares of Common Stock and 160,000 shares of Series A Convertible Preferred to third parties and former employees to extinguish $205,283 worth of accounts payable and $272,164 of accrued payroll, which resulted in the Company recording a loss on extinguishment of debt of $294,530.

The Company recorded a gain on debt extinguishment of $35,217 as a result of offsetting certain payables that were written off after statutes of limitations had passed on payment.

Common Stock Options

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2016	2,402,500	$0.50-15.00	3.91 years	$-	$0.81

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(1,180,000)	$0.12-.0.15	-		$-

Balance at December 31, 2017	1,222,500	$0.50-15.00	2.91 years	$-	$1.08

Options granted	89,321,669	$0.014	-		$-
Options exercised	-	$-	-		$-
Options expired	-	$-	-		$-

Balance at December 31, 2018	90,544,169	$0.014-15.00	6.75 years	$-	$0.03

Exercisable at December 31, 2018	90,544,669	$0.014-15.00	6.75 years	$-	$0.03

During the years ending December 31, 2018 and 2017, the Company recognized $1,164,885 and $103,865, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2016	3,579,505	$0.1-10.00	1.90 years	$2,052,699	$4.45

Warrants granted	-	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	(3,275,305)	$4.62	-		$

Balance at December 31, 2017	304,200	$1.19	1.19 years	$749	$2.63

Warrants granted	184,349,305	$0.01	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	(233,733)	$0.40	-		$

Balance at December 31, 2018	184,419,772	$0.01	1.77 years	$-	$0.01

Exercisable at December 31, 2018	184,419,772	$0.01	1.77 years	$-	$0.01

For the year ended December 31, 2018, the Company granted 19,331,281 warrants to settle accrued payroll, 63,404,024 warrants to settle other payables, 21,800,000 warrants to settle accounts payable, 6,000,000 warrants issued for consulting services and 73,814,000 warrants in the issuance of shares issued for cash. The Company did not grant any warrants in the year ended December 31, 2017.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2016	-	$-

RSU’s granted	12,560,000	$0.07
RSU’s vested	(6,820,000)	$-
RSU’s forfeited	-	$-

Balance at December 31, 2017	5,740,000	$0.07

RSU’s granted	-	$0.07
RSU’s vested	(2,480,000)	$-
RSU’s forfeited	(1,160,000)	$-

Balance at December 31, 2018	2,100,000	$0.07

During the years ended December 31, 2018 and 2017, the Company recognized $113,189 and $575,011 worth of expense related to the vesting of its RSU’s, respectively. As of December 31, 2018, the Company had $155,400 worth of expense yet to be recognized for RSU’s not yet vested.

NOTE 9: CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company had one customer that represented 100% of the Company’s total revenues for the year ended December 31, 2017. The customer that represented 100% of the Company’s total revenue for the year ended December 31, 2017 had no net accounts receivable balance at December 31, 2017.

The loss of a significant customer representing the percentage of total revenue would have a temporary adverse effect on the Company’s revenue, which would continue until the Company located new customers to replace them.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. As of December 31, 2018 and 2017, the Company had no allowance or bad debt expense recorded.

Product Purchases

Some of the products the Company might market and components thereof are currently available only from a limited number of suppliers including the source for the main component in the Company’s products, Y-90 which is only derived from one source, several of which are international suppliers. Failure to obtain deliveries from these sources could have a material adverse effect on the Company’s ability to operate.

NOTE 10: SUBSEQUENT EVENTS

Debt and Equity Transactions

In January 2019, the Company received $100,000 in gross proceeds resulting from the issuance to accredited investors of 10,000,000 shares of common stock, 100,000 shares of Series B Convertible Preferred and warrants to purchase 10,000,000 shares of common stock.

The Company issued a one-year 8% promissory note in January 2019 with a related party in the amount of $60,000.

The Company issued two six-month 8% promissory notes in February 2019 totaling $100,000 which includes the issuance of warrants to purchase 10,000,000 shares of common stock with a term of two-years.

The Company issued 52,421,800 shares of common stock in consideration for the conversion of 524,218 shares of Series B Convertible Preferred.

The Company issued warrants to consultants in February 2019 to purchase 675,000 shares of common stock.

Corporate Matters

The Company’s board of directors approved a resolution to reverse split the Company’s shares of common stock on a 1 for 8 basis, and reduce the number of authorized shares of common stock from 2,000,000,000 to 950,000,000. The Company intends to seek stockholder approval of the reverse split in the near term.

Legal Matters

On January 28, 2019, James Katzaroff, (“Plaintiff”) the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court in the State of Washington in and for the County of Benton against the Company and its current and former directors, alleging a default of the Separation Agreement and General Release (“Release”) that the Company entered into with Plaintiff on July 21, 2017 (the “Complaint”). The Company has made required payments under the Release. Although the Plaintiff has filed the Complaint, the Company has not been formally served with the Complaint. The Company believes the allegations in the Complaint are without merit and has engaged legal counsel to represent it and the current and former directors. The Company intends to vigorously defend the Complaint, including bringing counterclaims for certain breaches of the Agreement by Plaintiff.

