Form 10-Q
period 2019-03-31
VIVOS INC
filed 2019-05-13
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered

As of May 13, 2019, there were 1,369,987,688 shares of the registrant’s common stock outstanding, 2,552,642 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 2,060,335 of the registrant’s Series B Convertible Preferred Stock outstanding and 821,202 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS INC

CONDENSED BALANCE SHEETS

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	MARCH 31, 2019	DECEMBER 31, 2018
	(UNAUDITED)

ASSETS
Current Assets:
Cash	$41,789	$5,494
Prepaid expenses	15,530	10,992

Total Current Assets	57,319	16,486

TOTAL ASSETS	$57,319	$16,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$738,267	$795,129
Related party accounts payable	42,110	38,610
Accrued interest payable	62,734	59,646
Payroll liabilities payable	20,000	11,451
Convertible notes payable, net	54,266	53,824
Promissory notes payable, net of discount	77,985	-
Related party promissory note	108,000	-

Total Current Liabilities	1,103,362	958,660

Total Liabilities	1,103,362	958,660

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,552,642 shares issued and outstanding, respectively	2,553	2,553
Additional paid in capital - Series A Convertible preferred stock	8,870,626	8,870,626
Series B Convertible Preferred, 5,000,000 shares authorized, 2,060,335 and 3,305,755 shares issued and outstanding, respectively	2,061	3,306
Additional paid in capital - Series B Convertible preferred stock	1,043,048	1,876,768
Series C Convertible Preferred, 5,000,000 shares authorized, 821,202 and 0 shares issued and outstanding, respectively	821	-
Additional paid in capital - Series C Convertible preferred stock	674,457	-
Common stock, par value, $0.001, 2,000,000,000 shares authorized, 1,369,987,688 and 1,307,565,888 issued and outstanding, respectively	1,369,988	1,307,566
Additional paid in capital - common stock	59,217,797	58,988,019
Accumulated deficit	(72,227,394)	(71,991,012)

Total Stockholders’ Deficit	(1,046,043)	(942,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,319	$16,486

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	2019	2018

Consulting revenues, net	$-	$-

OPERATING EXPENSES
Sales and marketing expenses	-	10,000
Professional fees	166,535	70,058
Reserved stock units granted	-	52,094
Stock based compensation	3,792	23,755
Payroll expenses	30,000	78,870
Research and development	23,686	32,814
General and administrative expenses	1,190	19,103

Total Operating Expenses	225,203	286,694

OPERATING LOSS	(225,203)	(286,694)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(11,179)	(632,074)
Grant income	-	17,583

Total Non-Operating Income (Expenses)	(11,179)	(614,491)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(236,382)	(901,185)

Provision for income taxes	-	-

NET LOSS	$(236,382)	$(901,185)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	1,329,209,964	66,514,118

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND YEAR ENDED DECEMBER 31, 2018

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital- Series A	Series B Preferred		Capital- Series B	Series C Preferred		Capital- Series C	Common Stock		Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2017	3,778,622	$3,779	$13,547,780	-	$-	$-	-	$-	$-	65,695,213	$65,695	$46,408,443	$(64,288,167)	$(4,262,470)

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	10,000	10	439	-	449
Conversion of preferred stock into common stock	(574,200)	(575)	(3,236,164)	-	-	-	-	-	-	5,742,000	5,742	3,230,997	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	620,000	620	(620)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	52,094	-	52,094
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	23,766	-	23,766
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(901,185)	(901,185)

Balance - March 31, 2018	3,204,422	3,204	10,311,616	-	-	-	-	-	-	72,067,213	72,067	49,715,119	(65,189,352)	(5,087,346)

Stock issued for:
Settlement of debt	-	-	-	-	-	-	-	-	-	41,146,060	41,146	335,035	-	376,181
Conversion of preferred stock into common stock	(392,467)	(393)	(735,811)	-	-	-	-	-	-	3,924,670	3,925	732,279	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	620,000	620	(620)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	32,801	-	32,801
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	21,645	-	21,645
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(6,011,970)	(6,011,970)

Balance - June 30, 2018	2,811,955	2,811	9,575,805	-	-	-	-	-	-	117,757,943	117,758	50,836,259	(71,201,322)	(10,668,689)

Stock issued for:
Settlement of debt	-	-	-	-	-	-	-	-	-	596,467,144	596,467	2,268,013	-	2,864,480
Conversion of preferred stock into common stock	(41,016)	(41)	(77,671)	-	-	-	-	-	-	410,160	410	77,302	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	620,000	620	(620)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	19,514	-	19,514
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(26,912,414)	(26,912,414)

Balance - September 30, 2018	2,770,939	2,770	9,498,134	-	-	-	-	-	-	715,255,247	715,255	53,200,468	(98,113,736)	(34,697,109)

Stock issued for:
Cash	-	-	-	110,000	110	54,890	-	-	-	136,628,000	136,628	546,512	-	738,140
Settlement of debt	-	-	-	2,995,755	2,996	1,542,078	-	-	-	390,617,099	390,617	2,004,630	-	3,940,321
Accounts payable and accrued expenses	-	-	-	200,000	200	279,800	-	-	-	62,262,562	62,263	1,323,033	-	1,665,296
Conversion of preferred stock into common stock	(218,297)	(217)	(627,508)	-	-	-	-	-	-	2,182,980	2,183	625,542	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	620,000	620	(620)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	8,779	-	8,779
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	1,279,675	-	1,279,675
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	26,122,724	26,122,724

Balance - December 31, 2018	2,552,642	2,553	8,870,626	3,305,755	3,306	1,876,768	-	-	-	1,307,565,888	1,307,566	58,988,019	(71,991,012)	(942,174)

Stock issued for:
Cash	-	-	-	100,000	100	49,900	-	-	-	10,000,000	10,000	40,000	-	100,000
Conversion of preferred stock into common stock	-	-	-	(524,218)	(524)	(209,163)	-	-	-	52,421,800	52,422	157,265	-	-
Conversion of Series B Preferred into Series C Preferred	-	-	-	(821,202)	(821)	(674,457)	821,202	821	674,457	-	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,721	-	28,721
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	3,792	-	3,792
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(236,382)	(236,382)

Balance - March 31, 2019	2,552,642	$2,553	$8,870,626	2,060,335	$2,061	$1,043,048	821,202	$821	$674,457	1,369,987,688	$1,369,988	$59,217,797	$(72,227,394)	$(1,046,043)

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	2019	2018
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(236,382)	$(901,185)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible debt discount	6,706	564,865
Common stock issued for services	-	449
Stock options and warrants for services	3,792	23,755
Reserved stock units issued for services	-	52,094
Changes in assets and liabilities
Prepaid expenses and other assets	(4,538)	6,711
Accounts payable and accrued expenses	(56,420)	96,650
Accounts payable and accrued expenses from related party	3,500	(17,309)
Payroll liabilities	8,549	58,450
Accrued interest	3,088	67,219
Total adjustments	(35,323)	852,884

Net cash used in operating activities	(271,705)	(48,301)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from promissory notes	100,000	-
Proceeds from related party notes payable	108,000	-
Proceeds from sale of preferred stock	50,000	-
Proceeds from sale of common stock	50,000	-
Proceeds from related party and shareholder advances	-	40,000
Net cash provided by financing activities	308,000	40,000

NET INCREASE (DECREASE) IN CASH	36,295	(8,301)

CASH - BEGINNING OF PERIOD	5,494	8,317

CASH - END OF PERIOD	$41,789	$16

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$209,687	$3,236,738
Conversion of convertible preferred B into convertible preferred C	$675,278	$-
Recognition of debt discount at inception of promissory notes payable	$28,721	$-
Vesting of restricted stock units	$-	$620
Reclassification of shareholder advances to convertible notes payable	$-	$32,279

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2019 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 25, 2019.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these financial statements so as to conform to current period classifications.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consisted of finished goods. The Company has no inventory for the three-months ended March 31, 2019 and for the year ended December 31, 2018.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2019 and December 31, 2018, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

The Company measures certain financial instruments including options and warrants issued during the period at fair value on a recurring basis.

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

The Company determines the fair value of derivative instruments and hybrid instruments, considering all of the rights and obligations of each instrument, based on available market data using a binomial model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. For instruments in default with no remaining time to maturity the Company uses a one-year term for their years to maturity estimate unless a sooner conversion date can be estimated or is known. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock.

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

There have been no such costs in the three-months ended March 31, 2019 and 2018, respectively.

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

On December 22, 2017, the Company received notification that Washington State University awarded it $17,500 of grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”. The Company received the $17,500 of the grant award in the three-months ended March 31, 2018.

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

The following represent common stock equivalents that could be dilutive in the future as of March 31, 2019 and 2018, which include the following:

	March 31, 2019	December 31, 2018
Convertible debt	17,594	17,594
Preferred stock	313,680,120	356,101,920
Common stock options	90,544,169	90,544,169
Common stock warrants	205,094,772	184,419,772
Total potential dilutive securities	609,336,655	631,083,455

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

The Company incurred $23,686 and $32,814 research and development costs for the three-months ended March 31, 2019, and 2018, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the three-months then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed for the three-months ended March 31, 2019 and 2018, respectively. During the three-months ended March 31, 2019 and 2018, the Company incurred $0 and $10,000, respectively, in advertising and marketing costs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of materials.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. See Note 9 – Legal Matters for description of lawsuit filed against the Company on January 28, 2019. In addition, the Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of March 31, 2019 and 2018.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the three-months ended March 31, 2019 and 2018. The Company did not have any deferred tax liability or asset on its balance sheet on March 31, 2019 and December 31, 2018.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the three-months ended March 31, 2019 and 2018, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at March 31, 2019 (unaudited) and December 31, 2018:

	March 31, 2019	December 31, 2018
Production equipment	$15,182	$15,182
Less accumulated depreciation	(15,182)	(15,182)
	$-	$-

There is no depreciation expense for the above fixed assets for the three months ended March 31, 2019 and 2018, respectively.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

As of March 31, 2019 (unaudited) and December 31, 2018, the Company had the following related party convertible notes outstanding:

	March 31, 2019		December 31, 2018
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
March 2017 $332,195 Note, 10% interest, due May 2017	$-	$-	$-	$-
Total Convertible Notes Payable, Net	$-	$-	$-	$-

In March 2017, the Company combined Outstanding Notes owed to a director and major stockholder, along with $51,576 of accrued interest payable, into one promissory note (the “Related Party Note”). The Related Party Note accrues interest at a rate of 10% and was due and payable on December 31, 2017. The note holder agreed to an extension of the due date until May 9, 2018. On August 9, 2018 the Company entered into a Path Forward and Restructuring Agreement whereby this Convertible Note would convert at a conversion price of $0.004 per share concurrently with a funding of at least $500,000 (the “Qualified Financing”). The Qualified Financing occurred on October 10, 2018 at which time this note was fully converted into 50,000,000 shares of Company common stock, 385,302 Series B Convertible Preferred shares of the Company, and 44,265,100 warrants that are exercisable into common shares with an exercise price of $0.01. The Company valued this transaction at a price of $0.013 per share as the conversion occurred October 19, 2018 upon board approval. As of March 31, 2019 and December 31, 2018 the Related Party Note was including accrued interest was fully paid off.

The Company has outstanding accrued interest in the amount of $1,054 from old related party notes that the principal had been paid off in full.

Interest expense for the three-months ended March 31, 2019 and 2018 on the related party convertible notes payable amounted to $0 and $9,463, respectively.

Related Party Notes Payable

As of March 31, 2019 (unaudited) and December 31, 2018, the Company had the following related partynotes outstanding:

	March 31, 2019		December 31, 2018
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
January 2019 $60,000 Note, 8% interest, due January 2020	$60,000	$866	$-	$-
March 2019 $48,000 Note, 8% interest, due March 2020	48,000	42
Total Notes Payable, Net	$108,000	$908	$-	$-

On January 24, 2019 the Company entered into a note payable with a trust related to one of the Company’s directors in the amount of $60,000. The note is for a one-year period maturing January 24, 2020 and bears interest at an annual rate of 8.00%. On March 27, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8%. Interest expense for these notes for the three-months ended March 31, 2019 and accrued interest at March 31, 2019 is $908.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $42,110 and $38,610 as of March 31, 2019 (unaudited) and December 31, 2018, respectively.

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

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of March 31, 2019 (unaudited) and December 31, 2018, the Company had the following convertible notes outstanding:

	March 31, 2019		December 31, 2018
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$35,931	$45,000	34,603
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
Penalties on notes in default	9,266	-	8,824	-
Total Convertible Notes Payable, Net	$54,266	$59,921	$53,824	$58,593

Interest expense for the three-months ended March 31, 2019 and 2018 on the convertible notes payable amounted to $1,328 and $57,757, respectively.

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

NOTE 6: PROMISSORY NOTES PAYABLE

As of March 31, 2019 (unaudited) and December 31, 2018, the Company had the following promissory notes outstanding:

	March 31, 2019		December 31, 2018
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
February 2019, two promissory notes for $50,000 each (total of $100,000), maturing August 2019, at 8.00% interest	$100,000	$852	$-	-
Debt discount	(22,015)	-	-	-
Total Promissory Notes Payable, Net	$77,985	$852	$-	$-

The Company issued two separate promissory notes on February 20, 2019 at $50,000 each (total of $100,000) that mature on August 20, 2019 and accrue interest at 8.00% per annum. Interest expense for the three-months ended March 31, 2019 on the promissory notes and accrued at March 31, 2019 amounted to $852. In connection with the promissory notes, the Company issued warrants to purchase 10,000,000 shares of common stock. The Company recorded the relative fair value of the warrants as a debt discount of $28,721 and will amortize the discount over the life of the note (6 months). Amortization of debt discount for the three-months ended March 31, 2019 was $6,706 and is recorded as interest expense on the statement of operations for the three-months ended March 31, 2019.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 2,000,000,000 shares of common stock authorized, with a par value of $0.001, and as of March 31, 2019 and December 31, 2018, the Company has 1,369,987,688 and 1,307,565,888 shares issued and outstanding, respectively.

On March 28, 2019, the Company’s board of directors approved a reverse 1-for-8 stock split, and a decrease in the authorized shares from 2,000,000,000 to 950,000,000. The reverse stock split will be completed upon the filing of a Preliminary 14C and Definitive 14C and approval by the SEC and by FINRA.

Preferred Stock

As of March 31, 2019 and December 31, 2018, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

On October 8, 2018 the Company created out of the shares of Preferred Stock, par value $0.001 per share, of the Company, as authorized in Article IV of the Company’s Certificate of Incorporation, a series of Preferred Stock of the Company, to be named “Series B Convertible Preferred Stock,” consisting of Five Million (5,000,000) shares.

On March 27, 2019 the Company created out of the shares of Preferred Stock, par value $0.001 per share, of the Company, as authorized in Article IV of the Company’s Certificate of Incorporation, a series of Preferred Stock of the Company, to be named “Series C Convertible Preferred Stock,” consisting of Five Million (5,000,000) shares.

Series A Convertible Preferred Stock (“Series A Convertible Preferred”)

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

Series B Convertible Preferred Stock (“Series B Convertible Preferred”)

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

Series C Convertible Preferred Stock (“Series C Convertible Preferred”)

In March 2019, the Series C Certificate of Designation was filed with the Delaware Secretary of State to designate 5.0 million shares of our preferred stock as Series C Convertible Preferred. The following summarizes the current rights and preferences of the Series C Convertible Preferred:

Liquidation Preference. The Series C Convertible Preferred has a liquidation preference of $1.00 per share.

Dividends. Shares of Series C Convertible Preferred do not have any separate dividend rights.

Conversion. Subject to certain limitations set forth in the Series C Certificate of Designation, each share of Series C Convertible Preferred is convertible, at the option of the holder, into that number of shares of common stock (the “Series C Conversion Shares”) equal to the liquidation preference thereof, divided by Conversion Price (as such term is defined in the Series C Certificate of Designation), currently $0.01. The Series C Convertible Preferred will only be convertible at any time after the date that the Company shall have amended its Certificate of Incorporation to increase the number of shares of common stock authorized for issuance thereunder or effect a reverse stock split of the outstanding shares of common stock by a sufficient amount to permit the conversion of all Series C Convertible Preferred into shares of common stock (“Authorized Share Approval”) (such date, the “Initial Convertibility Date”), each share of Series C Convertible Preferred shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock on the terms and conditions set forth in the Series C Certificate of Designation under the definition “Conversion Rights”.

Redemption. Subject to certain conditions set forth in the Series C Certificate of Designation, in the event of a Change of Control (defined in the Series C Certificate of Designation as the time at which as a third party not affiliated with the Company or any holders of the Series C Convertible Preferred shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent 50% of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series B Convertible Preferred in cash at a price per share of Series C Convertible Preferred equal to 100% of the Liquidation Preference.

Voting Rights. Holders of Series C Convertible Preferred are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of thirty-two (32) votes for every Series C Conversion Share issuable upon conversion of such holder’s outstanding shares of Series C Convertible Preferred. However, the Series C Conversion Shares, when issued, will have all the same voting rights as other issued and outstanding common stock of the Company, and none of the rights of the Series C Convertible Preferred.

Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series C Convertible Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series C Convertible Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company is insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series C Convertible Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the Common Stock is converted into or exchanged for securities, cash or other property than each share of Series C Convertible Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of common stock issuable upon conversion of one share of Series C Convertible Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

Common and Preferred Stock Issuances - 2019

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

The Company issued 821,202 shares of Series C Convertible Preferred in exchange for 821,202 shares of Series B Convertible Preferred.

Common and Preferred Stock Issuances - 2018

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

NOTE 8: COMMON STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Common Stock Options

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options and warrants, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2018	90,544,169	$0.14-15.00	6.75 years	$-	$0.03

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	-	$-	-		$-

Balance at March 31, 2019	90,544,169	$0.14-15.00	6.50 years	$-	$0.03

Exercisable at March 31, 2019	90,544,169	$0.14-15.00	6.50 years	$-	$0.03

During the three months ended March 31, 2019 and 2018, the Company recognized $0 and $23,755 worth of stock based compensation related to the vesting of its stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2018	184,419,772	$0.01-10.00	1.77 years	$-	$0.01

Warrants granted	20,675,000	$0.005 -0.01	-		$0.01
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at March 31, 2019	205,094,772	$0.01 –10.00	1.56 years	$-	$0.01

Exercisable at March 31, 2019	205,094,772	$0.01-10.00	1.56 years	$-	$0.01

For the three months ended March 31, 2019, the Company granted 10,000,000 warrants in the issuance of common and preferred shares issued for cash to accredited investors, 10,000,000 warrants in the issuance of promissory notes (recorded as a debt discount valued at $28,721), and 675,000 warrants issued for consulting services valued at $3,792.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2018	2,100,000	$0.07

RSU’s granted	-	$-
RSU’s vested	-	$-
RSU’s forfeited	-	$-

Balance at March 31, 2019	2,100,000	$0.07

During the three months ended March 31. 2019 and 2018, the Company recognized $0 and $52,094 worth of expense related to the vesting of its RSU’s. As of March 31, 2019, the Company had $155,400 worth of expense yet to be recognized for RSU’s not yet vested.

NOTE 9: LEGAL MATTERS

On January 28, 2019, James Katzaroff, (“Plaintiff”) the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court in the State of Washington in and for the County of Benton against the Company and its current and former directors, alleging a default of the Separation Agreement and General Release (“Release”) that the Company entered into with Plaintiff on July 21, 2017 (the “Complaint”). The Company has made required payments under the Release The Company believes the allegations in the Complaint are without merit and has engaged legal counsel to represent it and the current and former directors. The Company intends to vigorously defend the Complaint, including bringing counterclaims for certain breaches of the Agreement by Plaintiff.

NOTE 10: SUBSEQUENT EVENTS

On April 29, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $29,000. The note is for a one-year period maturing April 29, 2020 and bears interest at an annual rate of 8%.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth information from our statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues	$-	$-
Operating expenses	(225,203)	(286,694)
Operating loss	(225,203)	(286,694)
Non-operating income (expense):
Grants received	-	17,583
Interest expense	(11,179)	(632,074)
Net loss	$(236,382)	$(901,185)

Revenue

Revenue was $0 for the three months ended March 31, 2019 and 2018, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 and 2018, respectively consists of the following:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Professional fees	$166,535	$70,058
Reserved stock units granted	-	52,094
Stock based compensation	3,792	23,755
Payroll expenses	30,000	78,870
Research and development	23,686	32,814
General and administrative expenses	1,190	19,103
Sales and marketing expense	-	10,000
Total operating expenses	$225,203	$286,694

Operating expenses for the three months ended March 31, 2019 and 2018 was $225,203 and $286,694, respectively. The decrease in operating expenses from 2018 to 2019 can be attributed to the decrease in payroll expense ($78,870 for the three months ended March 31, 2018 versus $30,000 for the three months ended March 31, 2019) as the Company used outsourced consultants in place of employees due to cash flow constraints; the decrease in general and administrative expense ($19,103 for the three months ended March 31, 2018 versus $1,190 for the three months ended March 31, 2019) as the Company ramped down operations in cost cutting measures; the decrease in reserved stock units granted ($52,094 for the three months ended March 31, 2018 versus $0 for the three months ended March 31, 2019); the decrease in stock based compensation ($23,755 for the three months ended March 31, 2018 versus $3,792 for the three months ended March 31, 2019) and decrease in research and development ($32,814 for the three months ended March 31, 2018 versus $23,686 for the three months ended March 31, 2019) in an effort to conserve cash and position themselves to complete certain corporate matters. These decreases in operating expenses were partially offset by an increase in professional fees ($70,058 for the three months ended March 31, 2018 versus $166,535 for the three months ended March 31, 2019) as the Company went form salaried employees to consultants, and an increase in legal fees due to certain legal matters explained herein.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2019 and 2018 consists of the following:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Interest expense	$(11,179)	$(632,074)
Grants received	-	17,583
Non-operating income (expense)	$(11,179)	$(614,491)

Non-operating income (expense) for the three months ended March 31, 2019 varied from the three months ended March 31, 2018 primarily due to a decrease in interest expense from $632,074 for the three months ended March 31, 2018 to $11,179 for the three months ended March 31, 2019 as a result of conversions of notes payable in the fourth quarter of 2018. The majority of the interest recorded by the Company consists of amortization of debt discount. This was partially offset by an decrease in grant income from $17,583 for the three months ended March 31, 2018 to $0 for the three months ended March 31, 2019.

Net Loss

Our net loss for the three months ended March 31, 2019 and 2018 was $(236,382) and $(901,185), respectively.

Liquidity and Capital Resources

At March 31, 2019, the Company had negative working capital of $1,046,043 as compared to $942,174 at December 31, 2018. During the three months ended March 31, 2019 the Company experienced negative cash flow from operations of $271,705 and it received $0 for investing activities while adding $308,000 of cash flows from financing activities. As of March 31, 2019, the Company had no commitments for capital expenditures.

Cash used in operating activities was primarily a result of the Company’s net loss, and the decrease in accounts payable and accrued expenses of $56,420 for the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company has used $48,301 in cash from operating activities which was the result of the net loss offset by adjustments for stock-based compensation and reserved stock units issued for services and an increase in accounts payable and accrued expenses. The Company had no investing activities for the three-month periods ended March 31, 2019 and 2018, respectively. In the three months ended March 31, 2019 and 2018, the Company had cash provided by financing activities of $308,000 and $40,000, respectively. These activities were the result of proceeds received from notes payable (both related and unrelated parties) as well as from sales of common stock and preferred stock.

The Company has generated material operating losses since inception. The Company had a net loss of $236,382 for the three months ended March 31, 2019, and a net loss of $901,185 for the three months ended March 31, 2018. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended March 31, 2019, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2018, filed on March 25, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

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

Vivos Inc.

Date: May 13, 2019	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)