Form 10-Q/A
period 2019-03-31
VIVOS INC
filed 2019-06-24
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

As of May 13, 2019, there were 1,369,987,688 shares of the registrant’s common stock outstanding, 2,552,642 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 2,060,245 of the registrant’s Series B Convertible Preferred Stock outstanding and 821,292 of the registrant’s Series C Convertible Preferred Stock outstanding.

Explanatory Note

This Amendment No.1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Vivos Inc.(the “Company”, “our” or “we”) for the quarter ended March 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on May 13, 2019 (the “Original Filing”). We are filing this Amendment to revise disclosures set forth in the Original Filing as they relate to our issued and outstanding shares of Series B Convertible Preferred Stock and our Series C Convertible Preferred Stock. This reclassification has caused no effect on the Company’s net loss, loss per share or total equity.

Except as described above, no other changes have been made to the Original Filing. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS INC

CONDENSED BALANCE SHEETS

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	MARCH 31, 2019	DECEMBER 31, 2018
	(UNAUDITED)

ASSETS
Current Assets:
Cash	$41,789	$5,494
Prepaid expenses	15,530	10,992

Total Current Assets	57,319	16,486

TOTAL ASSETS	$57,319	$16,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$738,267	$795,129
Related party accounts payable	42,110	38,610
Accrued interest payable	62,734	59,646
Payroll liabilities payable	20,000	11,451
Convertible notes payable, net	54,266	53,824
Promissory notes payable, net of discount	77,985	-
Related party promissory note	108,000	-

Total Current Liabilities	1,103,362	958,660

Total Liabilities	1,103,362	958,660

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,552,642 shares issued and outstanding, respectively	2,553	2,553
Additional paid in capital - Series A Convertible preferred stock	8,870,626	8,870,626
Series B Convertible Preferred, 5,000,000 shares authorized, 2,060,245 and 3,305,755 shares issued and outstanding, respectively	2,061	3,306
Additional paid in capital - Series B Convertible preferred stock	1,043,048	1,876,768
Series C Convertible Preferred, 5,000,000 shares authorized, 821,292 and 0 shares issued and outstanding, respectively	821	-
Additional paid in capital - Series C Convertible preferred stock	674,457	-
Common stock, par value, $0.001, 2,000,000,000 shares authorized, 1,369,987,688 and 1,307,565,888 issued and outstanding, respectively	1,369,988	1,307,566
Additional paid in capital - common stock	59,217,797	58,988,019
Accumulated deficit	(72,227,394)	(71,991,012)

Total Stockholders’ Deficit	(1,046,043)	(942,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,319	$16,486

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

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND YEAR ENDED DECEMBER 31, 2018

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital- Series A	Series B Preferred		Capital- Series B	Series C Preferred		Capital- Series C	Common Stock		Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2017	3,778,622	$3,779	$13,547,780	-	$-	$-	-	$-	$-	65,695,213	$65,695	$46,408,443	$(64,288,167)	$(4,262,470)

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	10,000	10	439	-	449
Conversion of preferred stock into common stock	(574,200)	(575)	(3,236,164)	-	-	-	-	-	-	5,742,000	5,742	3,230,997	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	620,000	620	(620)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	52,094	-	52,094
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	23,766	-	23,766
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(901,185)	(901,185)

Balance - March 31, 2018	3,204,422	3,204	10,311,616	-	-	-	-	-	-	72,067,213	72,067	49,715,119	(65,189,352)	(5,087,346)

Stock issued for:
Settlement of debt	-	-	-	-	-	-	-	-	-	41,146,060	41,146	335,035	-	376,181
Conversion of preferred stock into common stock	(392,467)	(393)	(735,811)	-	-	-	-	-	-	3,924,670	3,925	732,279	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	620,000	620	(620)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	32,801	-	32,801
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	21,645	-	21,645
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(6,011,970)	(6,011,970)

Balance - June 30, 2018	2,811,955	2,811	9,575,805	-	-	-	-	-	-	117,757,943	117,758	50,836,259	(71,201,322)	(10,668,689)

Stock issued for:
Settlement of debt	-	-	-	-	-	-	-	-	-	596,467,144	596,467	2,268,013	-	2,864,480
Conversion of preferred stock into common stock	(41,016)	(41)	(77,671)	-	-	-	-	-	-	410,160	410	77,302	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	620,000	620	(620)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	19,514	-	19,514
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(26,912,414)	(26,912,414)

Balance - September 30, 2018	2,770,939	2,770	9,498,134	-	-	-	-	-	-	715,255,247	715,255	53,200,468	(98,113,736)	(34,697,109)

Stock issued for:
Cash	-	-	-	110,000	110	54,890	-	-	-	136,628,000	136,628	546,512	-	738,140
Settlement of debt	-	-	-	2,995,755	2,996	1,542,078	-	-	-	390,617,099	390,617	2,004,630	-	3,940,321
Accounts payable and accrued expenses	-	-	-	200,000	200	279,800	-	-	-	62,262,562	62,263	1,323,033	-	1,665,296
Conversion of preferred stock into common stock	(218,297)	(217)	(627,508)	-	-	-	-	-	-	2,182,980	2,183	625,542	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	620,000	620	(620)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	8,779	-	8,779
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	1,279,675	-	1,279,675
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	26,122,724	26,122,724

Balance - December 31, 2018	2,552,642	2,553	8,870,626	3,305,755	3,306	1,876,768	-	-	-	1,307,565,888	1,307,566	58,988,019	(71,991,012)	(942,174)

Stock issued for:
Cash	-	-	-	100,000	100	49,900	-	-	-	10,000,000	10,000	40,000	-	100,000
Conversion of preferred stock into common stock	-	-	-	(524,218)	(524)	(209,163)	-	-	-	52,421,800	52,422	157,265	-	-
Conversion of Series B Preferred into Series C Preferred	-	-	-	(821,292)	(821)	(674,457)	821,292	821	674,457	-	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,721	-	28,721
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	3,792	-	3,792
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(236,382)	(236,382)

Balance - March 31, 2019	2,552,642	$2,553	$8,870,626	2,060,245	$2,061	$1,043,048	821,292	$821	$674,457	1,369,987,688	$1,369,988	$59,217,797	$(72,227,394)	$(1,046,043)

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

The following represent common stock equivalents that could be dilutive in the future as of March 31, 2019 and 2018, which include the following:

	March 31, 2019	December 31, 2018
Convertible debt	17,594	17,594
Preferred stock	313,671,120	356,101,920
Common stock options	90,544,169	90,544,169
Common stock warrants	205,094,772	184,419,772
Total potential dilutive securities	609,327,655	631,083,455

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

The Company issued 821,292 shares of Series C Convertible Preferred in exchange for 821,292 shares of Series B Convertible Preferred.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for statements of historical fact, certain information described in this Form 10-Q/A report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Vivos Inc. believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Form 10-Q report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s previously filed Form 10-K, as well as other cautionary language in this Form 10-Q report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

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

Vivos Inc.

Date: June 24, 2019	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 24, 2019	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)