Form 10-Q
period 2019-06-30
VIVOS INC
filed 2019-08-13
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2019

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

As of August 13, 2019, there were 177,710,821 shares of the registrant’s common stock outstanding, 2,552,642 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 1,543,245 of the registrant’s Series B Convertible Preferred Stock outstanding and 821,292 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS INC

CONDENSED BALANCE SHEETS

JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	JUNE 30, 2019	DECEMBER 31, 2018
	(UNAUDITED)
ASSETS

Current Assets:
Cash	$8,502	$5,494
Prepaid expenses	39,785	10,992

Total Current Assets	48,287	16,486

TOTAL ASSETS	$48,287	$16,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$779,299	$795,129
Related party accounts payable	40,585	38,610
Accrued interest payable	69,209	59,646
Payroll liabilities payable	50,000	11,451
Advances - officer	15,000	-
Convertible notes payable, net	96,731	53,824
Promissory notes payable, net of discount	92,043	-
Related party promissory note	137,000	-

Total Current Liabilities	1,279,867	958,660

Total Liabilities	1,279,867	958,660

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value, $0.001, 20,000,000 shares authorized,
Series A Convertible Preferred, 5,000,000 shares authorized, 2,552,642 shares issued and outstanding, respectively	2,553	2,553
Additional paid in capital - Series A Convertible preferred stock	8,870,626	8,870,626
Series B Convertible Preferred, 5,000,000 shares authorized, 1,543,245 and 3,305,755 shares issued and outstanding, respectively	1,544	3,306
Additional paid in capital - Series B Convertible preferred stock	836,765	1,876,768
Series C Convertible Preferred, 5,000,000 shares authorized, 821,292 and 0 shares issued and outstanding, respectively	821	-
Additional paid in capital - Series C Convertible preferred stock	674,457	-
Common stock, par value, $0.001, 950,000,000 and 2,000,000,000 shares authorized, 177,710,821 and 163,445,736 issued and outstanding, respectively	177,711	163,446
Additional paid in capital - common stock	60,631,642	60,132,139
Accumulated deficit	(72,427,699)	(71,991,012)

Total Stockholders’ Deficit	(1,231,580)	(942,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48,287	$16,486

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30, 2019	JUNE 30, 2018	JUNE 30, 2019	JUNE 30, 2018

Consulting revenues, net	$-	$-	$-	$-

OPERATING EXPENSES
Sales and marketing expenses	-	12,950	-	2,950
Professional fees	269,173	215,278	102,638	145,220
Reserved stock units granted	-	84,895	-	32,801
Stock based compensation	5,968	45,400	2,176	21,645
Payroll expenses	60,000	161,070	30,000	82,200
Research and development	43,702	74,580	20,016	41,766
General and administrative expenses	19,376	34,421	18,186	15,318

Total Operating Expenses	398,219	628,594	173,016	341,900

OPERATING LOSS	(398,219)	(628,594)	(173,016)	(341,900)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(38,468)	(5,566,140)	(27,289)	(4,934,066)
Net gain on debt extinguishment	-	131,604	-	131,604
Net loss on derivative liability	-	(867,608)	-	(867,608)
Grant income	-	17,583	-	-

Total Non-Operating Income (Expenses)	(38,468)	(6,284,561)	(27,289)	(5,670,070)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(436,687)	(6,913,155)	(200,305)	(6,011,970)

Provision for income taxes	-	-	-	-

NET LOSS	$(436,687)	$(6,913,155)	$(200,305)	$(6,011,970)

Net loss per share - basic and diluted	$(0.00)	$(0.71)	$(0.00)	$(0.54)

Weighted average common shares outstanding - basic	169,693,285	9,762,923	173,196,401	11,038,538

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2018

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2017	3,778,622	$3,779	$13,547,780	-	$-	$-	-	$-	$-	8,211,902	$8,212	$46,465,926	$(64,288,167)	$(4,262,470)

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	1,250	1	448	-	449
Conversion of preferred stock into common stock	(574,200)	(575)	(3,236,164)	-	-	-	-	-	-	717,750	718	3,236,021	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	52,094	-	52,094
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	23,766	-	23,766
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(901,185)	(901,185)

Balance - March 31, 2018	3,204,422	3,204	10,311,616	-	-	-	-	-	-	9,008,402	9,009	49,778,177	(65,189,352)	(5,087,346)

Stock issued for:
Settlement of debt	-	-	-	-	-	-	-	-	-	5,143,258	5,143	371,038	-	376,181
Conversion of preferred stock into common stock	(392,467)	(393)	(735,811)	-	-	-	-	-	-	490,584	490	735,714	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	32,801	-	32,801
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	21,645	-	21,645
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(6,011,970)	(6,011,970)

Balance - June 30, 2018	2,811,955	2,811	9,575,805	-	-	-	-	-	-	14,719,744	14,720	50,939,297	(71,201,322)	(10,668,689)

Stock issued for:
Settlement of debt	-	-	-	-	-	-	-	-	-	74,558,393	74,558	2,789,922	-	2,864,480
Conversion of preferred stock into common stock	(41,016)	(41)	(77,671)	-	-	-	-	-	-	51,270	51	77,661	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	19,514	-	19,514
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(26,912,414)	(26,912,414)

Balance - September 30, 2018	2,770,939	2,770	9,498,134	-	-	-	-	-	-	89,406,907	89,407	53,826,316	(98,113,736)	(34,697,109)

Stock issued for:
Cash	-	-	-	110,000	110	54,890	-	-	-	17,078,500	17,078	666,062	-	738,140
Settlement of debt	-	-	-	2,995,755	2,996	1,542,078	-	-	-	48,827,137	48,827	2,346,420	-	3,940,321
Accounts payable and accrued expenses	-	-	-	200,000	200	279,800	-	-	-	7,782,820	7,783	1,377,513	-	1,665,296
Conversion of preferred stock into common stock	(218,297)	(217)	(627,508)	-	-	-	-	-	-	272,872	273	627,452	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	8,779	-	8,779
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	1,279,675	-	1,279,675
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	26,122,724	26,122,724

Balance - December 31, 2018	2,552,642	2,553	8,870,626	3,305,755	3,306	1,876,768	-	-	-	163,445,736	163,446	60,132,139	(71,991,012)	(942,174)

Stock issued for:
Cash	-	-	-	100,000	100	49,900	-	-	-	1,250,000	1,250	48,750	-	100,000
Conversion of preferred stock into common stock	-	-	-	(524,218)	(524)	(209,163)	-	-	-	6,552,725	6,553	203,134	-	-
Conversion of Series B Preferred into Series C Preferred	-	-	-	(821,292)	(821)	(674,457)	821,292	821	674,457	-	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,721	-	28,721
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	3,792	-	3,792
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(236,382)	(236,382)

Balance - March 31, 2019	2,552,642	2,553	8,870,626	2,060,245	2,061	1,043,048	821,292	821	674,457	171,248,461	171,249	60,416,536	(72,227,394)	(1,046,043)

Conversion of preferred stock into common stock	-	-	-	(517,000)	(517)	(206,283)	-	-	-	6,462,500	6,462	200,338	-	-
Adjustment for fractional shares in reverse split	-	-	-	-	-	-	-	-	-	(140)	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	12,592	-	12,592
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	2,176	-	2,176
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(200,305)	(200,305)

Balance - June 30, 2019	2,552,642	$2,553	$8,870,626	1,543,245	$1,544	$836,765	821,292	$821	$674,457	177,710,821	$177,711	$60,631,642	$(72,427,699)	$(1,231,580)

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	2019	2018
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(436,687)	$(6,913,155)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible debt discount	25,374	791,938
Common stock issued for services	-	449
Stock options and warrants for services	5,968	45,400
Reserved stock units issued for services	-	84,895
Derivatives recorded as loan fees	-	4,636,517
(Gain) on debt extinguishment	-	(131,604)
Loss of derivative liability	-	867,608
Changes in assets and liabilities
Prepaid expenses and other assets	(28,793)	(781)
Accounts payable and accrued expenses	(14,941)	266,795
Accounts payable and accrued expenses from related party	1,975	(13,284)
Payroll liabilities	38,549	130,650
Accrued interest	9,563	137,696
Total adjustments	37,695	6,816,279

Net cash used in operating activities	(398,992)	(96,876)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from promissory notes	150,000	-
Proceeds from related party notes payable	137,000	-
Proceeds from sale of preferred stock	50,000	-
Proceeds from sale of common stock	50,000	-
Proceeds from related party and shareholder advances, net of repayments	15,000	88,559
Net cash provided by financing activities	402,000	88,559

NET INCREASE (DECREASE) IN CASH	3,008	(8,317)

CASH - BEGINNING OF PERIOD	5,494	8,317

CASH - END OF PERIOD	$8,502	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$416,487	$3,972,942
Conversion of convertible preferred B into convertible preferred C	$675,278	$-
Recognition of debt discount at inception of notes payable	$41,313	$-
Vesting of restricted stock units	$-	$1,240
Reclassification of shareholder advances to convertible notes payable	$-	$32,279
Conversion of notes payable and accrued interest into common stock	$-	$376,181

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

Effective June 28, 2019, FINRA approved the Company’s reverse 1 for 8 stock-split. The reverse stock split will enable the Company to issue additional shares now that there is availability to do so. All share and per-share figures herein have been restated to take effect for this reverse stock-split.

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

In February 2014, the FDA ruled the device as not substantially equivalent due to a lack of a predicate device and it was therefore classified as a Class III device. Class III devices are generally the highest risk devices and are therefore subject to the highest level of regulatory review, control and oversight. Class III devices must typically be approved by the FDA before they are marketed. Class II devices represent lower risk devices than Class III and require fewer regulatory controls to provide reasonable assurance of the device’s safety and effectiveness. In contrast, Class I devices are deemed to be lower risk than Class II or III and are therefore subject to the least regulatory controls.

The Company is currently developing test plans to address issues raised by the FDA in connection with the Company’s previous submissions regarding RadioGel™, including developing specific test plans and specific indication of use. The Company intends to request that the FDA grant approval to re-apply for de novo classification of RadioGel™, which would reclassify the device from a Class III device to a Class II device, further simplifying the path to FDA approval. In the event the FDA denies the Company’s application and subsequently determines during the de novo review that RadioGel™ cannot be classified as a Class I or Class I1 device, the Company will then need to submit a pre-market approval application to obtain the necessary regulatory approval as a Class III device. See also Business – Regulatory History in Part I of the Annual Report on Form 10-K (“Annual Report”) for a discussion regarding the Company’s application for FDA approval of RadioGel™.

IsoPet Solutions

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with three different university veterinarian hospitals on IsoPet® testing and therapy. Washington State University treated five cats for feline sarcoma and served to develop the procedures which are incorporated in our label. They concluded that the product was safe and effective in killing cancer cells. Colorado State University demonstrated the CT and PET-CT imaging of IsoPet®. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting in November 2017. To date, four dogs, listed below as Dog A, Dog B, Dog C, and Dog D, respectively, have been treated with IsoPet® at the University of Missouri.

Dog A was treated for canine soft tissue sarcoma in June 2018. Response evaluation criteria in solid tumors (“RECIST”) is a set of published rules that define when tumors in cancer patients improve (respond), stay the same (stabilize), or worsen (progress) during treatment. The criteria were published by an international collaboration including the European Organisation for Research and Treatment of Cancer (EORTC), National Cancer Institute of the United States, and the National Cancer Institute of Canada Clinical Trials Group. The principal investigator from the University of Missouri rated the tumor as CR, Complete Response, after three months. This RECIST rating means that the tumor was completely eliminated by the IsoPet therapy. Dog B which was treated in July 2018 has displayed encouraging results. This patient had transient mild acute radiation side effects and had SD (stable disease) at the time of recheck. There was a small amount of growth, but not enough to be considered progression per the RECIST criteria. The CT on its last visit in February 2019 showed that the tumor site had a slightly larger but diffuse image. Based on this single observation, the diffuse image could mean that the hydrogel, in addition to trapping the particles, provides a secondary benefit of locking in the dead tumor tissue allowing for a slower rate of resorption of the necrotic tissue. This could be a positive outcome whereas killing a tumor and having it resorb within the tissue all at once might be a shock to the animal’s system. The latest examination confirmed the original tumor therapy was successful; however the tumor re-occurred, which is a characteristic of soft tissue sarcomas. This and the re-occurrence of the tumor in Dog B led to a recommendation for future therapy to treat a wide margin around the original tumor. This approach was used on the first commercial therapy at our pilot, Vista Veterinary Hospital. We will continue to monitor how this case proceeds.

Dog D was treated in January 2019. This very large, half-pound, tumor was initially scheduled for therapy in December 2018 but had to be rescheduled due to the hydrogel not meeting our rigid specifications. From this, we learned that frozen hydrogel has a limited shelf-life and this allowed us to make the appropriate adjustments to our product specifications. This patient had mild to moderate acute radiation side effects and has SD (stable disease) one-month post treatment. The February follow-up included a CT scan. The mass showed no new growth and measured almost the same as it did at the time of treatment. There is a small region at the bottom of the tumor where the mass seems to be draining. The tumor around the highest dose region appears dead with no blood supply, according to the CT. Dog D was outside of the scope of our criteria as an eligible patient prospect and we deem the patient as likely terminal, however, we treated it for humanitarian reasons and for discovery to determine residual effects of the treatment. Dog D was treated for canine soft tissue sarcoma in February 2019 Recent examinations indicate that the tumor was killed, but the dog was having trouble absorbing such a large mass. It has become infected and should be removed. In the future, the recommendation will be to surgically remove the large tumors after approximately two weeks, after all the beta radiation has been absorbed. These animal therapies generate data to assure the private veterinary clinics of the safety and efficacy of IsoPet®.

The Company anticipates that future profits, if any, will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally. The Company intends to report the results from the IsoPet® Solutions division as a separate operating segment in accordance with GAAP.

On July 10, 2019, the Company recognized its first commercial sale of IsoPet®. Dr. Burgess Bauder from Sitka, Alaska brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400Gy with heavy therapy at the margins.

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

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consisted of finished goods. The Company has no inventory for the six-months ended June 30, 2019 and for the year ended December 31, 2018.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019 and December 31, 2018, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the six-months ended June 30, 2019 and 2018, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

On December 22, 2017, the Company received notification that Washington State University awarded it $17,500 of grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”. The Company received the $17,500 of the grant award in the six-months ended June 30, 2018.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended int eh six and three months ended June 30, 2019 and 2018, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of June 30, 2019 and December 31, 2018, which include the following:

	June 30, 2019	December 31, 2018
Convertible debt	1,892,594	17,594
Preferred stock	32,747,515	44,512,740
Common stock options	11,654,271	11,318,021
Common stock warrants	26,261,847	23,052,472
Total potential dilutive securities	72,556,227	78,900,827

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

The Company incurred $43,702 and $74,580 research and development costs for the six-months ended June 30, 2019, and 2018, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the three and six months then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed for the six-months ended June 30, 2019 and 2018, respectively. During the six-months ended June 30, 2019 and 2018, the Company incurred $0 and $12,950, respectively, in advertising and marketing costs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of materials.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. See Note 9 – Legal Matters for description of lawsuit filed against the Company on January 28, 2019. In addition, the Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of June 30, 2019 and 2018.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the six-months ended June 30, 2019 and 2018. The Company did not have any deferred tax liability or asset on its balance sheet on June 30, 2019 and December 31, 2018.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the six-months ended June 30, 2019 and 2018, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

In addition, an entity must consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. A public business entity that is a SEC filer should adopt the amendments in ASU No. 2017-04 for its annual, or any interim, good will impairment tests in fiscal years beginning after December 15, 2019. The Company does not believe the guidance will have a material impact on its financial statements.

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

The Company has completed its reverse stock split which was approved by FINRA and went effective on June 28, 2019 which will enable them to begin the process of raising capital through their Regulation A+ which was filed with the Securities and Exchange Commission (“SEC”) on June 30, 2019 now that the Company has available authorized shares to issue.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at June 30, 2019 (unaudited) and December 31, 2018:

	June 30, 2019	December 31, 2018
Production equipment	$-	$15,182
Less accumulated depreciation	(-)	(15,182)
	$-	$-

There is no depreciation expense for the above fixed assets for the six months ended June 30, 2019 and 2018, respectively. In June 2019, the Company sold the one piece of equipment still held for $0. The basis of this piece of equipment was also $0, resulting in no gain or loss on the sale.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

As of June 30, 2019 (unaudited) and December 31, 2018, the Company had the following related party convertible notes outstanding:

	June 30, 2019		December 31, 2018
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
March 2017 $332,195 Note, 10% interest, due May 2017	$-	$-	$-	$-
Total Convertible Notes Payable, Net	$-	$-	$-	$-

In March 2017, the Company combined Outstanding Notes owed to a director and major stockholder, along with $51,576 of accrued interest payable, into one promissory note (the “Related Party Note”). The Related Party Note accrues interest at a rate of 10% and was due and payable on December 31, 2017. The note holder agreed to an extension of the due date until May 9, 2018. On August 9, 2018 the Company entered into a Path Forward and Restructuring Agreement whereby this Convertible Note would convert at a conversion price of $0.032 per share concurrently with a funding of at least $500,000 (the “Qualified Financing”). The Qualified Financing occurred on October 10, 2018 at which time this note was fully converted into 6,250,000 shares of Company common stock, 385,302 Series B Convertible Preferred shares of the Company, and 5,533,138 warrants that are exercisable into common shares with an exercise price of $0.08. The Company valued this transaction at a price of $0.104 per share as the conversion occurred October 19, 2018 upon board approval. As of June 30, 2019 and December 31, 2018 the Related Party Note including accrued interest was fully paid off.

The Company has outstanding accrued interest in the amount of $1,054 from old related party notes that the principal had been paid off in full.

Interest expense for the six-months ended June 30, 2019 and 2018 on the related party convertible notes payable amounted to $0 and $19,031, respectively.

Related Party Notes Payable

As of June 30, 2019 (unaudited) and December 31, 2018, the Company had the following related party notes outstanding:

	June 30, 2019		December 31, 2018
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
January 2019 $60,000 Note, 8% interest, due January 2020	$60,000	$2,059	$-	$-
March 2019 $48,000 Note, 8% interest, due March 2020	48,000	997	-	-
April 2019 $29,000 Note, 8% interest, due April 2020	29,000	602	-	-
Total Notes Payable, Net	$137,000	$3,658	$-	$-

On January 24, 2019 the Company entered into a note payable with a trust related to one of the Company’s directors in the amount of $60,000. The note is for a one-year period maturing January 24, 2020 and bears interest at an annual rate of 8.00%. On March 27, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8%. On April 29, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $29,000. The note is for a one-year period maturing April 29, 2020 and bears interest at an annual rate of 8%. Interest expense for these notes for the six-months ended June 30, 2019 and accrued interest at June 30, 2019 is $3,658.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $40,585 and $38,610 as of June 30, 2019 (unaudited) and December 31, 2018, respectively.

Related Party Advances

The Company from time to time receives non-interest bearing advancers from its Chief Executive Officer that are due on demand. During the six months ended June 30, 2019, the Company received $20,000 in advances and repaid $5,000 of these and has $15,000 outstanding at June 30, 2019.

Preferred and Common Shares Issued to Officers and Directors

During 2018, the Company issued 4,832,820 shares of common stock and warrants to purchase shares of common stock totaling 2,416,410 in settlement of accrued compensation valued at $541,276. The warrants were valued at $238,973 and the Company reflected $586,936 as a loss on conversion of debt.

During 2018, the Company issued 450,000 shares of common stock in settlement of accounts payable and notes payable valued at $50,400. The Company granted 225,000 warrants in connection with this transaction and recognized a loss of $35,400 in accordance with this settlement.

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of June 30, 2019 (unaudited) and December 31, 2018, the Company had the following convertible notes outstanding:

	June 30, 2019		December 31, 2018
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$37,273	$45,000	34,603
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
May 2019 $60,000 Note convertible into common shares at $0.032 per share, 8% interest, due October 30, 2019 (includes $10,000 in Original Issue Discount and $12,592 in Debt Discount at inception of note)	60,000	393	-	-
Penalties on notes in default	9,713	-	8,824	-
Total Convertible Notes Payable, Net	$114,713	$61,656	$53,824	$58,593
Less: Original Issue Discount	(7,960)	-	-	-
Less: Debt Discount	(10,022)	-	-	-
	$96,731	$61,656	$53,824	$58,593

Interest expense for the six-months ended June 30, 2019 and 2018 on the convertible notes payable amounted to $3,064 and $115,790, respectively.

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

On October 10, 2018, the Company successfully completed the terms of the Path Forward Agreements, resulting in the automatic conversion of the outstanding balance due under certain outstanding convertible secured debentures and convertible promissory, amounting to an aggregate of $2,253,538, into an aggregate of 37,792,407 shares of Company common stock and 2,610,453 shares of Series B Convertible Preferred at a fixed conversion price of $0.032 per share. These shares were subject to a restriction on any sales below $0.16 through December 31, 2018 and will have volume limitations on any sales below $0.08 during the first six months of 2019.

The Company entered into a convertible note in the amount of $50,000 in July 2018 with an interest rate of 8%. This note was convertible upon a Company capital raise of at least $500,000. On October 30, 2018, the Company converted this note into 1,500,000 shares of common stock at a conversion rate of $0.112 (total of $60,000 which includes $10,000 of interest and other costs) and recognized a loss on extinguishment of $108,916 on this conversion.

The Company entered into a $50,000 convertible promissory note dated May 31, 2019, that matures October 30, 2019. The convertible promissory note bears interest at a rate of 8%, The convertible promissory note is convertible into shares of common stock at a price of $0.032 per share. Upon the closing of an equity financing pursuant to an effective registration statement with gross proceeds to the Company totaling at least $250,000 exclusive of any exchanges (“Qualified Financing”), the outstanding principal amount of this convertible promissory note together with all accrued and unpaid interest shall be exchanged into such securities as are issued in the Qualified Financing at a rate of 1.20. Upon an exchange, the Payee shall be granted all rights afforded to an investor in the Qualified Financing. The $10,000 contingent exchange amount is classified as original issue discount and will be amortized over the life of the convertible promissory note. The convertible promissory noteholder received 625,000 warrants at an exercise price of $0.04 per share, that have a term of two years. The warrants were valued at $12,592 and represent a debt discount, which will be amortized over the life of the convertible promissory note.

NOTE 6: PROMISSORY NOTES PAYABLE

As of June 30, 2019 (unaudited) and December 31, 2018, the Company had the following promissory notes outstanding:

	June 30, 2019		December 31, 2018
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
February 2019, two promissory notes for $50,000 each (total of $100,000), maturing August 2019, at 8.00% interest	$100,000	$2,842	$-	-
Debt discount	(7,957)	-	-	-
Total Promissory Notes Payable, Net	$92,043	$2,842	$-	$-

The Company issued two separate promissory notes on February 20, 2019 at $50,000 each (total of $100,000) that mature on August 20, 2019 and accrue interest at 8.00% per annum. Interest expense for the six-months ended June 30, 2019 on the promissory notes and accrued at June 30, 2019 amounted to $2,842. In connection with the promissory notes, the Company issued warrants to purchase 1,250,000 shares of common stock. The Company recorded the relative fair value of the warrants as a debt discount of $28,721 and will amortize the discount over the life of the note (6 months). Amortization of debt discount for the six-months ended June 30, 2019 was $20,764 and is recorded as interest expense on the statement of operations for the six-months ended June 30, 2019.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of June 30, 2019 and December 31, 2018, the Company has 177,710,821 and 163,445,736 shares issued and outstanding, respectively.

On March 28, 2019, the Company’s board of directors approved a reverse 1-for-8 stock split, and a decrease in the authorized shares from 2,000,000,000 to 950,000,000. The reverse stock split went effective by FINRA on June 28, 2019.

Preferred Stock

As of June 30, 2019 and December 31, 2018, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

Conversion. Subject to certain limitations set forth in the Series A Certificate of Designation, each share of Series A Convertible Preferred is convertible, at the option of the holder, into that number of shares of common stock (the “Series A Conversion Shares”) equal to the liquidation preference thereof, divided by Conversion Price (as such term is defined in the Series A Certificate of Designation), currently $4.00.

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

Conversion. Subject to certain limitations set forth in the Series B Certificate of Designation, each share of Series B Convertible Preferred is convertible, at the option of the holder, into that number of shares of common stock (the “Series B Conversion Shares”) equal to the liquidation preference thereof, divided by Conversion Price (as such term is defined in the Series B Certificate of Designation), currently $0.08.

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

Conversion. Subject to certain limitations set forth in the Series C Certificate of Designation, each share of Series C Convertible Preferred is convertible, at the option of the holder, into that number of shares of common stock (the “Series C Conversion Shares”) equal to the liquidation preference thereof, divided by Conversion Price (as such term is defined in the Series C Certificate of Designation), currently $0.08.

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

Common and Preferred Stock Issuances - 2019

In January 2019, the Company received $100,000 in gross proceeds resulting from the issuance to accredited investors of 1,250,000 shares of common stock, 100,000 shares of Series B Convertible Preferred and warrants to purchase 1,250,000 shares of common stock.

The Company issued 13,015,225 shares of common stock in consideration for the conversion of 1,041,218 shares of Series B Convertible Preferred.

The Company issued 821,292 shares of Series C Convertible Preferred in exchange for 821,292 shares of Series B Convertible Preferred.

Common and Preferred Stock Issuances - 2018

During 2018, the Company issued 1,250 shares of common stock for services valued at $449.

During 2018, the Company issued 128,528,788 shares of common stock and 2,995,755 shares of Series B Convertible Preferred in conjunction with the settlement of $3,545,378 worth of convertible debt (both related and non-related) and $506,245 worth of accrued interest (both related and non-related). As part of these conversions, the Company recognized offsets of $4,823,363 for derivative liabilities and recognized a gain on extinguishment of debt of $1,694,005.

During 2018, the Company issued 1,532,476 shares of common stock valued at $4,678,380 in exchange for 1,225,981 shares of Series A Convertible Preferred.

During 2018, the Company issued 17,078,500 shares of common stock for cash in the amount of $683,140.

During 2018, the Company issued 110,000 shares of Series B Convertible Preferred for cash in the amount of $55,000.

During 2018, 7,782,820 shares of common stock and 200,000 shares of Series B Convertible Preferred were issued to officers and consultants for accrued compensation as well as to settle accounts payable and shareholder advances made during the year. The value of these shares were $1,665,285. The Company recognized a loss on extinguishment on these issuances of $1,256,972.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2018	11,318,021	$0.112-120.00	6.75 years	$-	$0.24

Options granted	382,500	$0.024	-		$-
Options exercised	-	$-	-		$-
Options expired	(46,250)	$-	-		$-

Balance at June 30, 2019	11,654,271	$0.024-120.00	6.11 years	$-	$0.19

Exercisable at June 30, 2019	11,367,396	$0.024-120.00	6.14 years	$-	$0.19

In June 2019, the Company issued 382,500 stock options to consultants that vest through June 30, 2020. The grant date of these options was June 17, 2019, the date of board approval. On June 21, 2019, 46,250 stock options expired that were issued June 21, 2016.

The Company has granted 2,625,000 stock options under the Company’s 2015 Omnibus Securities and Incentive Plan to Dr. Korenko. The granting of the stock options occurs 10 days after the approval of the Company’s recent 1 for 8 reverse stock split that occurred on June 28, 2018. The vesting of the options are as follows: (i) 50% vested in equal amounts at the end of each of the four successive calendar quarters (12.50% for each of the quarters September 30, 2019, December 31, 2019, March 31, 2020 and June 30, 2020); (ii) 25% upon the Company closing a financing of $1,000,000 or more; and (iii) 25% upon the first commercial sale of IsoPet®. The value of these options in the aggregate is $76,112.

During the six months ended June 30, 2019 and 2018, the Company recognized $2,176 and $45,400 worth of stock based compensation related to the vesting of its stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2018	23,052,472	$0.08-80.00	1.77 years	$-	$0.08

Warrants granted	3,209,375	$0.04-0.08	-		$0.06
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at June 30, 2019	26,261,847	$0.04-80.00	1.33 years	$-	$0.10

Exercisable at June 30, 2019	26,261,847	$0.04-80.00	1.33 years	$-	$0.10

For the six months ended June 30, 2019, the Company granted 1,250,000 warrants in the issuance of common and preferred shares issued for cash to accredited investors, 1,875,000 warrants in the issuance of promissory notes (recorded as a debt discount valued at $41,313), and 84,375 warrants issued for consulting services valued at $3,792.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2018	262,500	$0.59

RSU’s granted	-	$-
RSU’s vested	-	$-
RSU’s forfeited	-	$-

Balance at June 30, 2019	262,500	$0.59

During the six months ended June 30. 2019 and 2018, the Company recognized $0 and $84,895 worth of expense related to the vesting of its RSU’s. As of June 30, 2019, the Company had $155,400 worth of expense yet to be recognized for RSU’s not yet vested.

NOTE 9: LEGAL MATTERS

On January 28, 2019, James Katzaroff, (“Plaintiff”) the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court in the State of Washington in and for the County of Benton against the Company and its current and former directors, alleging a default of the Separation Agreement and General Release (“Release”) that the Company entered into with Plaintiff on July 21, 2017 (the “Complaint”). The Company has made required payments under the Release. The Company believes the allegations in the Complaint are without merit and has engaged legal counsel to represent it and the current and former directors. The Company had offered to settle this with the Plaintiff, yet the settlement offering was declined. The Company intends to vigorously defend the Complaint, including bringing counterclaims for certain breaches of the Agreement by Plaintiff.

NOTE 10: COMMITMENT

On June 4, 2019, the Company entered into an Executive Employment Agreement (“Employment Agreement”) with Dr. Michael K. Korenko, the Company’s Chief Executive Officer. The employment term under the Employment Agreement commenced with an effective date of June 11, 2019 and expires on December 31, 2020, and December 31 of each successive year if the Employment Agreement is extended, unless terminated earlier as set forth in the Employment Agreement.

Under the terms of the Employment Agreement, the Company shall pay to Dr. Korenko a base compensation of $180,000. Of this amount, $120,000 is booked in monthly intervals and the remaining balance is only paid upon the Company achieving a cash balance that exceeds $1,000,000. The Company has elected to record the compensation as $120,000, and upon achieving the milestone of $1,000,000 in cash balances, will record the deferred compensation at that time.

In addition to the cash compensation, the Company has granted 2,625,000 stock options under the Company’s 2015 Omnibus Securities and Incentive Plan to Dr. Korenko. The granting of the stock options occurs 10 days after the approval of the Company’s recent 1 for 8 reverse stock split that occurred on June 28, 2018. The vesting of the options are as follows: (i) 50% vested in equal amounts at the end of each of the four successive calendar quarters (12.50% for each of the quarters September 30, 2019, December 31, 2019, March 31, 2020 and June 30, 2020); (ii) 25% upon the Company closing a financing of $1,000,000 or more; and (iii) 25% upon the first commercial sale of IsoPet®, with all vesting to accelerate and all unvested options to be vested upon a Change of Control, as defined in the Employment Agreement.

NOTE 11: SUBSEQUENT EVENTS

On July 5, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8%.

On July 10, 2019, the Company recognized its first commercial sale of IsoPet®. As a result of this sale, 25% of the options issued to Dr. Korenko as noted in Note 10 have vested.

On July 12, 2019, the Company entered into a $50,000 Convertible Note Payable at 8% interest, with a maturity date of January 15, 2020. The Convertible Promissory note is convertible into shares of the Company’s common stock at $0.032 per share.

On July 29, 2019, the Company filed a Form 1-A, Regulation A Offering Statement with the SEC. The Company plans to raise capital upon the approval of the registration statement to assist in the funding of the Company’s products and for the FDA approval process.

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

On June 25, 2019, the Company amended their Certificate of Incorporation amending their authorized common shares to 950,000,000 from 2,000,000,000 shares. In addition, the 1 for 8 reverse stock-split was effective on June 28, 2019. The reverse stock-split reduced the number of common shares issued and outstanding from 1,421,687,688 to 177,710,961 shares. The par value for the common shares remained $0.001 per share, The Company did not amend their preferred stock which is 20,000,000 shares of preferred stock authorized, $0.001 par value per share.

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

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with three different university veterinarian hospitals on IsoPet® testing and therapy. Washington State University treated five cats for feline sarcoma and served to develop the procedures which are incorporated in our label. They concluded that the product was safe and effective in killing cancer cells. Colorado State University demonstrated the CT and PET-CT imaging of IsoPet®. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting in November 2017. To date, four dogs, listed below as Dog A, Dog B, Dog C, and Dog D, respectively, have been treated with IsoPet® at the University of Missouri.

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

Dog B, which was treated in July 2018, has displayed encouraging results. This patient had transient mild acute radiation side effects, and had SD (stable disease) at the time of recheck. There was a small amount of growth, but not enough to be considered progression per the RECIST criteria. The CT on its visit in February 2019 showed that the tumor site had a slightly larger but diffuse image. Based on this single observation, the diffuse image could mean that the hydrogel, in addition to trapping the particles, provides a secondary benefit of locking in the dead tumor tissue allowing for a slower rate of resorption of the necrotic tissue. This could be a positive outcome, whereas killing a tumor and having it resorb within the tissue all at once might be a shock to the animal’s system. The latest examination confirmed the original tumor therapy was successful; however, the tumor re-occurred, which is a characteristic of soft tissue sarcomas. This and the re-occurrence of the tumor in Dog B led to a recommendation for future therapy to treat a wide margin around the original tumor. This approach was used on the first commercial therapy at our pilot, Vista Veterinary Hospital. We will continue to monitor how this case proceeds

Dog D was treated in January 2019. This very large, half-pound, tumor was initially scheduled for therapy in December 2018 but had to be rescheduled due to the hydrogel not meeting our rigid specifications. From this, we learned that frozen hydrogel has a limited shelf life and this allowed us to make the appropriate adjustments to our product specifications. This patient had mild to moderate acute radiation side effects and has SD (stable disease) one-month post treatment. The February follow-up included a CT scan. The mass showed no new growth and measured almost the same as it did at the time of treatment. There is a small region at the bottom of the tumor where the mass seems to be draining. The tumor around the highest dose region appears dead with no blood supply, according to the CT. Dog D was outside of the scope of our criteria as an eligible patient prospect and we deem the patient as likely terminal, however, we treated it for humanitarian reasons and for discovery to determine residual effects of the treatment. Dog D was treated for canine soft tissue sarcoma in February 2019. Recent examinations indicate that the tumor was killed, but the dog was having trouble absorbing such a large mass. It has become infected and should be removed. In the future, the recommendation will be to surgically remove the large tumors after approximately two weeks, after all the beta radiation has been absorbed. These animal therapies generate data to assure the private veterinary clinics of the safety and efficacy of IsoPet®.

On July 10, 2019, the Company recognized its first commercial sale of IsoPet®. Dr. Burgess Bauder, a veterinarian from Sitka, Alaska, brought his cat with a re-occurrent spindle cell sarcoma tumor on his face for treatment. The cat had previously received external beam therapy, but the tumor was continuing to grow rapidly. The cat was given a high dose of 400Gy with heavy therapy at the margins. He currently is alive and well.

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

Vista Veterinary Hospital received its Radioactive Material License and has completed the Vivos Ind certification training, however they are not cleared for commercial therapy as of yet.

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

The Company believes that its submissions to the FDA to date have addressed all the FDA staff’s feedback over the past four years. Of particular importance, the Company has provided corresponding supporting data for proposed future testing of RadioGel™ to address any remaining questions raised by the FDA. We believe, although no assurances can be given, that the clinical testing modifications presented to the FDA in August 2017 will result in a de novo reclassification for RadioGel™ by the FDA. In addition, in previous FDA submittals, the Company proposed applying RadioGel™ for a very broad range of cancer therapies, referred to as Indication for Use. The FDA requested that the Company reduce its Indications for Use. To comply with that request, the Company expanded its Medical Advisory Board (“MAB”) and engaged doctors from respected hospitals who have evaluated the candidate cancer therapies based on three criteria: (1) potential for FDA approval and successful therapy; (2) notable advantage over current therapies; and (3) probability of wide-spread acceptance by the medical community.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table sets forth information from our statements of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Revenues	$-	$-
Operating expenses	(173,016)	(341,900)
Operating loss	(173,016)	(341,900)
Non-operating income (expense):
Gain on debt extinguishment	-	131,604
Loss on derivative liability	-	(867,608)
Interest expense	(27,289)	(4,934,066)
Net loss	$(200,305)	$(6,011,970)

Revenue

Revenue was $0 for the three months ended June 30, 2019 and 2018, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 and 2018, respectively consists of the following:

	Three months ended June 30, 2019	Three months ended June 30, 2018
Professional fees	$102,638	$145,220
Reserved stock units granted	-	32,801
Stock based compensation	2,176	21,645
Payroll expenses	30,000	82,200
Research and development	20,016	41,766
General and administrative expenses	18,186	15,318
Sales and marketing expense	-	2,950
Total operating expenses	$173,016	$341,900

Operating expenses for the three months ended June 30, 2019 and 2018 was $173,016 and $341,900, respectively. The decrease in operating expenses from 2018 to 2019 can be attributed to the decrease in payroll expense ($82,200 for the three months ended June 30, 2018 versus $30,000 for the three months ended June 30, 2019) as the Company used outsourced consultants in place of employees due to cash flow constraints; the decrease in professional fees ($145,220 for the three months ended June 30, 2018 versus $102,638 for the three months ended June 30, 2019) as the Company utilized legal and accounting services in 2018 as a result of the negotiations for the Path Forward Agreements; the decrease in reserved stock units granted ($32,801 for the three months ended June 30, 2018 versus $0 for the three months ended June 30, 2019); the decrease in stock based compensation ($21,645 for the three months ended June 30, 2018 versus $2,176 for the three months ended June 30, 2019) and decrease in research and development ($41,766 for the three months ended June 30, 2018 versus $20,016 for the three months ended June 30, 2019) in an effort to conserve cash and position themselves to complete certain corporate matters. These decreases in operating expenses were partially offset by an increase in general and administrative expenses ($15,318 for the three months ended June 30, 2018 versus $18,186 for the three months ended June 30, 2019) as the Company paid fees for certain regulatory costs in connection with the reverse stock split in June 2019 in addition to their normal recurring charges that were consistent with the prior period.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended June 30, 2019 and 2018 consists of the following:

	Three months ended June 30, 2019	Three months ended June 30, 2018
Interest expense	$(27,289)	$(4,934,066)
Gain on debt extinguishment	-	131,604
Loss on derivative liability	-	(867,608)
Non-operating income (expense)	$(27,289)	$(5,670,070)

Non-operating income (expense) for the three months ended June 30, 2019 varied from the three months ended June 30, 2018 primarily due to a decrease in interest expense from $4,934,066 for the three months ended June 30, 2018 to $27,289 for the three months ended June 30, 2019 as a result of conversions of notes payable in the fourth quarter of 2018; and decreases in fair value adjustments and extinguishment gains and losses from $736,004 for the three months ended June 30, 2018 to $0 in the three months ended June 30, 2019. The majority of the interest recorded by the Company consists of amortization of debt discount.

Net Loss

Our net loss for the three months ended June 30, 2019 and 2018 was $(200,305) and $(6,011,970), respectively.

Results of Operations

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table sets forth information from our statements of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues	$-	$-
Operating expenses	(398,219)	(628,594)
Operating loss	(398,219)	(628,594)
Non-operating income (expense):
Grants received	-	17,583
Gain on debt extinguishment	-	131,604
Loss on derivative liability	-	(867,608)
Interest expense	(38,468)	(5,566,140)
Net loss	$(436,687)	$(6,913,155)

Revenue

Revenue was $0 for the six months ended June 30, 2019 and 2018, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 and 2018, respectively consists of the following:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Professional fees	$269,173	$215,278
Reserved stock units granted	-	84,895
Stock based compensation	5,968	45,400
Payroll expenses	60,000	161,070
Research and development	43,702	74,580
General and administrative expenses	19,376	34,421
Sales and marketing expense	-	12,950
Total operating expenses	$398,219	$628,594

Operating expenses for the six months ended June 30, 2019 and 2018 was $398,219 and $628,594, respectively. The decrease in operating expenses from 2018 to 2019 can be attributed to the decrease in payroll expense ($161,070 for the six months ended June 30, 2018 versus $60,000 for the six months ended June 30, 2019) as the Company used outsourced consultants in place of employees due to cash flow constraints; the decrease in general and administrative expense ($34,421 for the six months ended June 30, 2018 versus $19,376 for the six months ended June 30, 2019) as the Company ramped down operations in cost cutting measures; the decrease in reserved stock units granted ($84,895 for the six months ended June 30, 2018 versus $0 for the six months ended June 30, 2019); the decrease in stock based compensation ($45,400 for the six months ended June 30, 2018 versus $5,968 for the six months ended June 30, 2019) and decrease in research and development ($74,580 for the six months ended June 30, 2018 versus $43,702 for the six months ended June 30, 2019) in an effort to conserve cash and position themselves to complete certain corporate matters. These decreases in operating expenses were partially offset by an increase in professional fees ($215,278 for the six months ended June 30, 2018 versus $269,173 for the six months ended June 30, 2019) as the Company went form salaried employees to consultants, and an increase in legal fees due to certain legal matters explained herein.

Non-Operating Income (Expense)

Non-operating income (expense) for the six months ended June 30, 2019 and 2018 consists of the following:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Interest expense	$(38,468)	$(5,566,140)
Gain on debt extinguishment	-	131,604
Loss on derivative liability	-	(867,608)
Grants received	-	17,583
Non-operating income (expense)	$(38,468)	$(6,284,561)

Non-operating income (expense) for the six months ended June 30, 2019 varied from the six months ended June 30, 2018 primarily due to a decrease in interest expense from $5,566,140 for the six months ended June 30, 2018 to $38,468 for the six months ended June 30, 2019 as a result of conversions of notes payable in the fourth quarter of 2018; and decreases in fair value adjustments and extinguishment gains and losses from $736,004 for the six months ended June 30, 2018 to $0 in the six months ended June 30, 2019. The majority of the interest recorded by the Company consists of amortization of debt discount. This was partially offset by a decrease in grant income from $17,583 for the six months ended June 30, 2018 to $0 for the six months ended June 30, 2019.

Net Loss

Our net loss for the six months ended June 30, 2019 and 2018 was $(436,687) and $(6,913,155), respectively.

Liquidity and Capital Resources

At June 30, 2019, the Company had negative working capital of $1,231,580 as compared to $942,174 at December 31, 2018. During the six months ended June 30, 2019 the Company experienced negative cash flow from operations of $398,992 and it received $0 for investing activities while adding $402,000 of cash flows from financing activities. As of June 30, 2019, the Company had no commitments for capital expenditures.

Cash used in operating activities was primarily a result of the Company’s net loss, and the decrease in accounts payable and accrued expenses of $14,941 for the six months ended June 30, 2019. For the six months ended June 30, 2018, the Company has used $96,876 in cash from operating activities which was the result of the net loss offset by adjustments for stock-based compensation and reserved stock units issued for services and an increase in accounts payable and accrued expenses. The Company had no investing activities for the six-month periods ended June 30, 2019 and 2018, respectively. In the six months ended June 30, 2019 and 2018, the Company had cash provided by financing activities of $402,000 and $88,559, respectively. These activities were the result of proceeds received from notes payable (both related and unrelated parties) as well as from sales of common stock and preferred stock.

The Company has generated material operating losses since inception. The Company had a net loss of $436,687 for the six months ended June 30, 2019, and a net loss of $6,913,155 for the six months ended June 30, 2018. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.

The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business. The Company has completed its reverse stock split which was approved by FINRA and went effective on June 28, 2019 which will enable them to begin the process of raising capital through their Regulation A+ which was filed with the SEC on June 30, 2019 now that the Company has available authorized shares to issue.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended June 30, 2019, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2018, filed on March 25, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

On January 28, 2019, James Katzaroff, (“Plaintiff”) the Company’s former Chief Executive Officer filed a lawsuit in the Superior Court in the State of Washington in and for the County of Benton against the Company and its current and former directors, alleging a default of the Separation Agreement and General Release (“Release”) that the Company entered into with Plaintiff on July 21, 2017 (the “Complaint”). The Company has made required payments under the Release. The Company believes the allegations in the Complaint are without merit and has engaged legal counsel to represent it and the current and former directors. The Company had offered to settle this with the Plaintiff, yet the settlement offering was declined. The Company intends to vigorously defend the Complaint, including bringing counterclaims for certain breaches of the Agreement by Plaintiff.

Item 2. Unregistered Sales of Equity Securities

In January 2019, the Company received $100,000 in gross proceeds resulting from the issuance to accredited investors of 1,250,000 shares of common stock, 100,000 shares of Series B Convertible Preferred and warrants to purchase 1,250,000 shares of common stock.

The Company issued 13,015,225 shares of common stock in consideration for the conversion of 1,041,218 shares of Series B Convertible Preferred. In March 2019, the Company issued 821,292 shares of Series C Convertible Preferred I consideration for the conversion of 821,292 shares of Series B Convertible Preferred.

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

Vivos Inc.

Date: August 13, 2019	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

