Form 10-Q
period 2019-09-30
VIVOS INC
filed 2019-11-12
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2019

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

As of November 12, 2019, there were 184,345,821 shares of the registrant’s common stock outstanding, 2,552,642 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 1,113,245 of the registrant’s Series B Convertible Preferred Stock outstanding and 821,292 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS INC

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$158,538	$5,494
Prepaid expenses	38,520	10,992

Total Current Assets	197,058	16,486

TOTAL ASSETS	$197,058	$16,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$602,185	$795,129
Related party accounts payable	38,710	38,610
Accrued interest payable	75,985	59,646
Payroll liabilities payable	80,000	11,451
Convertible notes payable, related party, net	11,475	-
Convertible notes payable, net	294,827	53,824
Promissory notes payable, net of discount	100,000	-
Related party promissory note	187,000	-

Total Current Liabilities	1,390,182	958,660

Total Liabilities	1,390,182	958,660

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,552,642 shares issued and outstanding, respectively	2,553	2,553
Additional paid in capital - Series A Convertible preferred stock	8,870,626	8,870,626
Series B Convertible Preferred, 5,000,000 shares authorized, 1,543,245 and 3,305,755 shares issued and outstanding, respectively	1,544	3,306
Additional paid in capital - Series B Convertible preferred stock	836,765	1,876,768
Series C Convertible Preferred, 5,000,000 shares authorized, 821,292 and 0 shares issued and outstanding, respectively	821	-
Additional paid in capital - Series C Convertible preferred stock	674,457	-
Common stock, par value, $0.001, 950,000,000 and 2,000,000,000 shares authorized, 178,585,821 and 163,445,736 issued and outstanding, respectively	178,586	163,446
Additional paid in capital - common stock	61,338,595	60,132,139
Accumulated deficit	(73,097,071)	(71,991,012)

Total Stockholders’ Deficit	(1,193,124)	(942,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$197,058	$16,486

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2019	SEPTEMBER 30, 2018	SEPTEMBER 30, 2019	SEPTEMBER 30, 2018

Revenues, net	$8,000	$-	$8,000	$-

OPERATING EXPENSES
Sales and marketing expenses	-	13,700	-	750
Professional fees	356,248	231,501	87,075	16,223
Reserved stock units granted	-	104,410	-	19,515
Stock based compensation	463,917	45,400	457,949	-
Payroll expenses	90,000	243,570	30,000	82,500
Research and development	62,194	77,035	18,492	2,455
General and administrative expenses	41,067	49,884	21,691	15,463

Total Operating Expenses	1,013,426	765,500	615,207	136,906

OPERATING LOSS	(1,005,426)	(765,500)	(607,207)	(136,906)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(134,739)	(5,626,892)	(96,271)	(60,752)
Net gain on debt extinguishment	-	526,222	-	394,618
Net loss on derivative liability	-	(27,976,982)	-	(27,109,374)
Forgiveness of debt	34,106	-	34,106	-
Grant income	-	17,583	-	-

Total Non-Operating Income (Expenses)	(100,633)	(33,060,069)	(62,165)	(26,775,508)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,106,059)	(33,825,569)	(669,372)	(26,912,414)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,106,059)	$(33,825,569)	$(669,372)	$(26,912,414)

Net loss per share - basic and diluted	$(0.01)	$(1.49)	$(0.00)	$(0.56)

Weighted average common shares outstanding - basic	172,437,108	22,748,136	177,835,282	48,295,132

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2018

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital – Series A	Series B Preferred		Capital – Series B	Series C Preferred		Capital – Series C	Common Stock		Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2017	3,778,622	$3,779	$13,547,780	-	$-	$-	-	$-	$-	8,211,902	$8,212	$46,465,926	$(64,288,167)	$(4,262,470)

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	1,250	1	448	-	449
Conversion of preferred stock into common stock	(574,200)	(575)	(3,236,164)	-	-	-	-	-	-	717,750	718	3,236,021	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	52,094	-	52,094
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	23,766	-	23,766
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(901,185)	(901,185)

Balance - March 31, 2018	3,204,422	3,204	10,311,616	-	-	-	-	-	-	9,008,402	9,009	49,778,177	(65,189,352)	(5,087,346)

Stock issued for:
Settlement of debt	-	-	-	-	-	-	-	-	-	5,143,258	5,143	371,038	-	376,181
Conversion of preferred stock into common stock	(392,467)	(393)	(735,811)	-	-	-	-	-	-	490,584	490	735,714	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	32,801	-	32,801
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	21,645	-	21,645
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(6,011,970)	(6,011,970)

Balance - June 30, 2018	2,811,955	2,811	9,575,805	-	-	-	-	-	-	14,719,744	14,720	50,939,297	(71,201,322)	(10,668,689)

Stock issued for:
Settlement of debt	-	-	-	-	-	-	-	-	-	74,558,393	74,558	2,789,922	-	2,864,480
Conversion of preferred stock into common stock	(41,016)	(41)	(77,671)	-	-	-	-	-	-	51,270	51	77,661	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	19,514	-	19,514
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(26,912,414)	(26,912,414)

Balance - September 30, 2018	2,770,939	2,770	9,498,134	-	-	-	-	-	-	89,406,907	89,407	53,826,316	(98,113,736)	(34,697,109)

Stock issued for:
Cash	-	-	-	110,000	110	54,890	-	-	-	17,078,500	17,078	666,062	-	738,140
Settlement of debt	-	-	-	2,995,755	2,996	1,542,078	-	-	-	48,827,137	48,827	2,346,420	-	3,940,321
Accounts payable and accrued expenses	-	-	-	200,000	200	279,800	-	-	-	7,782,820	7,783	1,377,513	-	1,665,296
Conversion of preferred stock into common stock	(218,297)	(217)	(627,508)	-	-	-	-	-	-	272,872	273	627,452	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	8,779	-	8,779
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	1,279,675	-	1,279,675
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	26,122,724	26,122,724

Balance - December 31, 2018	2,552,642	2,553	8,870,626	3,305,755	3,306	1,876,768	-	-	-	163,445,736	163,446	60,132,139	(71,991,012)	(942,174)

Stock issued for:
Cash	-	-	-	100,000	100	49,900	-	-	-	1,250,000	1,250	48,750	-	100,000
Conversion of preferred stock into common stock	-	-	-	(524,218)	(524)	(209,163)	-	-	-	6,552,725	6,553	203,134	-	-
Conversion of Series B Preferred into Series C Preferred	-	-	-	(821,292)	(821)	(674,457)	821,292	821	674,457	-	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,721	-	28,721
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	3,792	-	3,792
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(236,382)	(236,382)

Balance - March 31, 2019	2,552,642	2,553	8,870,626	2,060,245	2,061	1,043,048	821,292	821	674,457	171,248,461	171,249	60,416,536	(72,227,394)	(1,046,043)

Conversion of preferred stock into common stock	-	-	-	(517,000)	(517)	(206,283)	-	-	-	6,462,500	6,462	200,338	-	-
Adjustment for fractional shares in reverse split	-	-	-	-	-	-	-	-	-	(140)	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	12,592	-	12,592
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	2,176	-	2,176
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(200,305)	(200,305)

Balance - June 30, 2019	2,552,642	2,553	8,870,626	1,543,245	1,544	836,765	821,292	821	674,457	177,710,821	177,711	60,631,642	(72,427,699)	(1,231,580)

Stock issued for:
Accounts payable	-	-	-	-	-	-	-	-	-	562,500	563	21,937	-	22,500
Services	-	-	-	-	-	-	-	-	-	312,500	312	12,188	-	12,500
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	95,437	-	95,437
Warrants issued for extension of notes payable	-	-	-	-	-	-	-	-	-	-	-	25,656	-	25,656
Options issued for settlement of accounts payable	-	-	-	-	-	-	-	-	-	-	-	33,829	-	33,829
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	457,949	-	457,949
BCF recognized on convertible notes	-	-	-	-	-	-	-	-	-	-	-	59,957	-	59,957
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(669,372)	(669,372)

Balance - September 30, 2019	2,552,642	$2,553	$8,870,626	1,543,245	$1,544	$836,765	821,292	$821	$674,457	178,585,821	$178,586	$61,338,595	$(73,097,071)	$(1,193,124)

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(1,106,059)	$(33,825,569)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible debt discount	66,969	791,937
Amortization of BCF discount	16,327	-
Common stock issued for services	12,500	449
Stock options and warrants for services	489,573	45,400
Reserved stock units issued for services	-	104,410
Derivatives recorded as loan fees	-	4,636,517
(Gain) on debt extinguishment	-	(526,222)
Forgiveness of debt	(34,106)	-
Loss of derivative liability	-	27,976,982
Changes in assets and liabilities
Prepaid expenses and other assets	(27,528)	(4,351)
Accounts payable and accrued expenses	(101,620)	239,596
Accounts payable and accrued expenses from related party	15,100	(9,955)
Payroll liabilities	68,549	204,550
Accrued interest	16,339	198,448
Total adjustments	522,103	33,657,761

Net cash used in operating activities	(583,956)	(167,808)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from promissory notes	450,000	-
Proceeds from related party notes payable	187,000	-
Proceeds from sale of preferred stock	50,000	-
Proceeds from sale of common stock	50,000	-
Proceeds from convertible debt	-	50,000
Proceeds from promissory notes - related party, net of repayments	-	109,491
Net cash provided by financing activities	737,000	159,491

NET INCREASE (DECREASE) IN CASH	153,044	(8,317)

CASH - BEGINNING OF PERIOD	5,494	8,317

CASH - END OF PERIOD	$158,538	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$4,000	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$416,487	$4,050,654
Conversion of convertible preferred B into convertible preferred C	$675,278	$-
Recognition of debt discount at inception of notes payable	$136,750	$-
Recognition of BCF discount at inception of notes payable	$59,957	$-
Common stock issued in settlement of accounts payable	$22,500	$-
Stock options issued in settlement of accounts payable	$33,829	$-
Vesting of restricted stock units	$-	$1,860
Reclassification of shareholder advances to convertible notes payable	$15,000	$32,279
Conversion of notes payable and accrued interest into common stock	$-	$3,240,661

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2019 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 25, 2019.

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

IsoPet Solutions

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with three different university veterinarian hospitals on IsoPet® testing and therapy. Washington State University treated five cats for feline sarcoma and served to develop the procedures which are incorporated in our label. They concluded that the product was safe and effective in killing cancer cells. Colorado State University demonstrated the CT and PET-CT imaging of IsoPet®. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting in November 2017. To date, five dogs, representing six therapies (one repeat therapy), have been treated with IsoPet® at the University of Missouri. In addition, five cats have been treated at Washington State University and one cat at Vista which resulted in revenue of $8,000 (see below) at Vista.

The dogs were treated for canine soft tissue sarcoma. Response evaluation criteria in solid tumors (“RECIST”) is a set of published rules that define when tumors in cancer patients improve (respond), stay the same (stabilize), or worsen (progress) during treatment. The criteria were published by an international collaboration including the European Organisation for Research and Treatment of Cancer (EORTC), National Cancer Institute of the United States, and the National Cancer Institute of Canada Clinical Trials Group. The principal investigator from the University of Missouri rated the tumor as CR, Complete Response, after three months. This RECIST rating means that the tumor was completely eliminated by the IsoPet® therapy.

The Company anticipates that future profits, if any, will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally. The Company intends to report the results from the IsoPet® Solutions division as a separate operating segment in accordance with GAAP.

On July 10, 2019, the Company recognized its first commercial sale of IsoPet®. A doctor brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400Gy with heavy therapy at the margins. This sale of $8,000 met the revenue recognition requirements under ASC 606 as the performance obligation was satisfied.

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

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consisted of finished goods. The Company has no inventory for the nine-months ended September 30, 2019 and for the year ended December 31, 2018.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019 and December 31, 2018, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

Derivative Liabilities and Beneficial Conversion Feature

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

The Company accounts for the beneficial conversion feature on its convertible instruments in accordance with ASC 470-20. The Beneficial Conversion Feature (“BCF”) is normally characterized as the convertible portion or feature that provides a rate of conversion that is below market value or in the money when issued. The Company records a BCF when these criteria exist, when issued. BCFs that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

To determine the effective conversion price, the Company first allocates the proceeds received to the convertible instrument, and then use those allocated proceeds to determine the effective conversion price. The intrinsic value of the conversion option should be measured using the effective conversion price for the convertible instrument on the proceeds allocated to that instrument.

The accounting for a BCF requires that the BCF be recognized by allocating the intrinsic value of the conversion option to additional paid in capital, resulting in a discount to the convertible instrument. This discount should be accreted from the date on which the BCF is first recognized through the earliest conversion date for instruments that do not have a stated redemption date.

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

Effective March 2012, the Company entered into an exclusive license agreement with Battelle Memorial Institute regarding the use of its patented RadioGel™ technology. This license agreement originally called for a $17,500 nonrefundable license fee and a royalty based on a percent of gross sales for licensed products sold; the license agreement also contains a minimum royalty amount to be paid each year starting with 2013. The license agreement was most recently amended on December 20, 2018, and pursuant to the amendment the maintenance fee schedule was updated for minimum royalties, as well as the increase in royalties from one percent (1%) to two percent (2%), then on October 8, 2019 to reduce the fee back to one percent (1%).

Future minimum royalties for the years ended December 31 are noted below:

Calendar Year	Minimum Royalties per Calendar Year
2019	$10,000
2020	10,000
2021	10,000
2022	4,000
Total	$34,000

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

The Company entered into a Letter Amendment #2 with Battelle Memorial Institute on December 20, 2018. as a result of this Amendment, the Company has agreed to revised terms regarding the license fee as indicated in the chart above. $10,000 of this fee due within 1 year relates to the 2018 license fee which was paid in January 2019. The Company also agreed to change the royalty fee on net sales back to 1% on October 8, 2019.

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

There have been no such capitalized costs in the nine-months ended September 30, 2019 and 2018, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

On December 22, 2017, the Company received notification that Washington State University awarded it $17,500 of grant funds from the sub-award project entitled “Optimized Injectable Radiogels for High-dose Therapy of Non-Resectable Solid Tumors”. The Company received the $17,500 of the grant award in the nine-months ended September 30, 2018.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the nine and three months ended September 30, 2019 and 2018, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of September 30, 2019 and December 31, 2018, which include the following:

	September 30, 2019	December 31, 2018
Convertible debt	9,465,196	17,594
Preferred stock	32,747,515	44,512,740
Common stock options	34,154,271	11,318,021
Common stock warrants	30,161,847	23,052,472
Total potential dilutive securities	106,528,829	78,900,827

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

The Company incurred $62,194 and $77,035 research and development costs for the nine-months ended September 30, 2019, and 2018, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the three and nine months then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed for the nine-months ended September 30, 2019 and 2018, respectively. During the nine-months ended September 30, 2019 and 2018, the Company incurred $0 and $13,700, respectively, in advertising and marketing costs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of materials.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. See Note 9 – Legal Matters for description of lawsuit filed against the Company on January 28, 2019. In addition, the Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of September 30, 2019 and 2018.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the nine-months ended September 30, 2019 and 2018. The Company did not have any deferred tax liability or asset on its balance sheet on September 30, 2019 and December 31, 2018.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the nine-months ended September 30, 2019 and 2018, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

The Company has completed its reverse stock split which was approved by FINRA and went effective on June 28, 2019 which will enable them to begin the process of raising capital through their Regulation A+ which was filed with the Securities and Exchange Commission (“SEC”) now that the Company has available authorized shares to issue and is currently pending approval.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at September 30, 2019 (unaudited) and December 31, 2018:

	September 30, 2019	December 31, 2018
Production equipment	$-	$15,182
Less accumulated depreciation	(-)	(15,182)
	$-	$-

There is no depreciation expense for the above fixed assets for the nine months ended September 30, 2019 and 2018, respectively. In June 2019, the Company sold the one piece of equipment still held for $0. The basis of this piece of equipment was also $0, resulting in no gain or loss on the sale.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

As of September 30, 2019 (unaudited) and December 31, 2018, the Company had the following related party convertible notes outstanding:

	September 30, 2019		December 31, 2018
	Principal	Accrued Interest	Principal	Accrued Interest
September 2019 $15,000 Note, 8% interest, due January 2020	$15,000	$36	$-	$-
Other related party notes	-	1,054	-	1,054
March 2017 $332,195 Note, 10% interest, due May 2017	-	-	-	-
Total Convertible Notes Payable, Net	$15,000	$1,090	$-	$1,054
Less: Debt Discount	(3,525)	-	-	-
	$11,475	$1,090	$-	$1,054

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

The Company from time to time receives non-interest bearing advancers from its Chief Executive Officer that are due on demand. During the nine months ended September 30, 2019, the Company received $20,000 in advances and repaid $5,000 of these and had $15,000 outstanding at September 24, 2019. On September 24, 2019, these advances were converted into a convertible note at 8% interest which matures January 15, 2020. Interest on this note for the period ended September 30, 2019 amounted to $36, and this amount is accrued at September 30, 2019. The Chief Executive Officer received 150,000 warrants when the advances were converted into this convertible note payable. The Company recognized a discount on the convertible note of $3,721 as a result of the warrants which are being amortized over the life of the note through January 15, 2020.

Interest expense for the nine-months ended September 30, 2019 and 2018 on the related party convertible notes payable amounted to $36 and $28,704, respectively.

Related Party Notes Payable

As of September 30, 2019 (unaudited) and December 31, 2018, the Company had the following related party notes outstanding:

	September 30, 2019		December 31, 2018
	Principal	Accrued Interest	Principal	Accrued Interest
January 2019 $60,000 Note, 8% interest, due January 2020	$60,000	$3,266	$-	$-
March 2019 $48,000 Note, 8% interest, due March 2020	48,000	1,962	-	-
April 2019 $29,000 Note, 8% interest, due April 2020	29,000	976	-	-
July 2019 $50,000 Note 8% interest, due July 2020	50,000	951	-	-
Total Related Party Notes Payable, Net	$187,000	$7,155	$-	$-

On January 24, 2019 the Company entered into a note payable with a trust related to one of the Company’s directors in the amount of $60,000. The note is for a one-year period maturing January 24, 2020 and bears interest at an annual rate of 8.00%. On March 27, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8%. On April 29, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $29,000. On July 5, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8%. Interest expense for these notes for the nine-months ended September 30, 2019 and accrued interest at September 30, 2019 is $7,155.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $38,710 and $38,610 as of September 30, 2019 (unaudited) and December 31, 2018, respectively.

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

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of September 30, 2019 (unaudited) and December 31, 2018, the Company had the following convertible notes outstanding:

	September 30, 2019		December 31, 2018
	Principal	Accrued Interest	Principal	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$38,631	$45,000	34,603
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
May 2019 $60,000 Note convertible into common shares at $0.04 per share, 8% interest, due October 30, 2019	60,000	1,600	-	-
July 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	50,000	874	-	-
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	50,000	230	-	-
September 2019 $38,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	38,000	174	-	-
September 2019 $25,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	25,000	109	-	-
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	50,000	208	-	-
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	50,000	197	-	-
September 2019 $37,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	37,000	89	-	-

Penalties on notes in default	10,166	-	8,824	-
Total Convertible Notes Payable, Net	$415,166	$66,102	$53,824	$58,593
Less: Original Issue Discount	(1,970)	-	-	-
Less: BCF Discount	(43,630)	-	-	-
Less: Debt Discount	(74,739)	-	-	-
	$294,827	$66,102	$53,824	$58,593

Interest expense for the nine-months ended September 30, 2019 and 2018 on the convertible notes payable amounted to $7,509 and $100,826, respectively.

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

The Company entered into $300,000 in convertible promissory note in July and September 2019, that mature January 15, 2020. The convertible promissory notes bear interest at a rate of 8%, The convertible promissory notes are convertible into shares of common stock at a price of $0.04 per share. Upon the closing of an equity financing pursuant to an effective registration statement with gross proceeds to the Company totaling at least $250,000 exclusive of any exchanges (“Qualified Financing”), the outstanding principal amount of this convertible promissory notes together with all accrued and unpaid interest shall be exchanged into such securities as are issued in the Qualified Financing at a rate of 1.20. Upon an exchange, the Payee shall be granted all rights afforded to an investor in the Qualified Financing. The convertible promissory noteholders received 3,000,000 warrants at an exercise price ranging between $0.06 and $0.08 per share, that have a term of two years. The warrants were valued at $91,716 and represent a debt discount, which will be amortized over the life of the convertible promissory notes. In addition, the Company recognized a beneficial conversion feature discount to the notes of $59,957 that is being amortized over the life of the notes. For the period ended September 30, 2019, the Company recognized $16,327 in amortization of the BCF discount.

NOTE 6: PROMISSORY NOTES PAYABLE

As of September 30, 2019 (unaudited) and December 31, 2018, the Company had the following promissory notes outstanding:

	September 30, 2019		December 31, 2018
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
February 2019, two promissory notes for $50,000 each (total of $100,000), maturing August 2019, extended to February 2020, at 8.00% interest (originally) and now 15% interest	$100,000	$1,640	$-	-
Debt discount	(-)	-	-	-
Total Promissory Notes Payable, Net	$100,000	$1,640	$-	$-

The Company issued two separate promissory notes on February 20, 2019 at $50,000 each (total of $100,000) that mature on August 20, 2019 and accrue interest at 8.00% per annum. Interest expense for the six-months ended June 30, 2019 on the promissory notes and accrued at June 30, 2019 amounted to $2,842. In connection with the promissory notes, the Company issued warrants to purchase 1,250,000 shares of common stock. The Company recorded the relative fair value of the warrants as a debt discount of $28,721 and amortized the discount over the life of the note (6 months). Amortization of debt discount for the nine-months ended September 30, 2019 was $28,721 and is recorded as interest expense on the statement of operations for the nine-months ended September 30, 2019.

On August 20, 2019, the two noteholders agreed to extend these notes another six-months and the notes now mature February 20, 2020. In consideration for the extension, the note holders will receive 750,000 warrants (375,000 each) and the interest rate on the notes increased from 8% to 15% per annum. The accrued interest at August 20, 2019 of $4,000 was paid to the note holders.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of September 30, 2019 and December 31, 2018, the Company has 178,585,821 and 163,445,736 shares issued and outstanding, respectively.

On March 28, 2019, the Company’s board of directors approved a reverse 1-for-8 stock split, and a decrease in the authorized shares from 2,000,000,000 to 950,000,000. The reverse stock split went effective by FINRA on June 28, 2019.

Preferred Stock

As of September 30, 2019 and December 31, 2018, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

The Company issued 821,292 shares of Series C Convertible Preferred in exchange for 821,292 shares of Series B Convertible Preferred.

The Company issued 562,500 shares of common stock in a settlement of accounts payable valued at $22,500.

The Company issued 312,500 shares of common stock for services rendered in connection with the raising of debt instruments valued at $12,500.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2018	11,318,021	$0.112-120.00	6.75 years	$-	$0.24

Options granted	22,882,500	$0.029	-		$-
Options exercised	-	$-	-		$-
Options expired	(46,250)	$-	-		$-

Balance at September 30, 2019	34,154,271	$0.024-120.00	6.40 years	$297,217	$0.15

Exercisable at September 30, 2019	28,713,021	$0.024-120.00	6.46 years	$221,583	$0.15

In June 2019, the Company issued 382,500 stock options to consultants that vest through June 30, 2020. The grant date of these options was June 17, 2019, the date of board approval. On June 21, 2019, 46,250 stock options expired that were issued June 21, 2016.

The Company has granted 21,000,000 stock options under the Company’s 2015 Omnibus Securities and Incentive Plan to Dr. Korenko. The granting of the stock options occurs 10 days after the approval of the Company’s recent 1 for 8 reverse stock split that occurred on June 28, 2018. The vesting of the options are as follows: (i) 50% vested in equal amounts at the end of each of the two successive calendar quarters (25% for each of the quarters September 30, 2019, and December 31, 2019); (ii) 25% upon the Company filing a patent (completed on July 1, 2019); and (iii) 25% upon the first commercial sale of IsoPet®. The first commercial sale occurred in July 2019. The value of these options in the aggregate is $585,144.

In September 2019, the Company granted 1,000,000 stock options in a settlement agreement for past due legal fees. The options have a ten-year life and vest immediately. These options were valued at $33,829 which offset accounts payable.

In September 2019, the Company granted 500,000 stock options to a consultant for services rendered. The options have a ten-year life and vest immediately. These options were valued at $16,915.

During the nine months ended September 30, 2019 and 2018, the Company recognized $460,125 and $45,400 worth of stock based compensation related to the vesting of its stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average Remaining	Aggregate	Weighted Average
	Number Of Shares	Exercise Price Per Share	Contractual Life	Intrinsic Value	Exercise Price Per Share

Balance at December 31, 2018	23,052,472	$ 0.08-80.00	1.77 years	$-	$0.08

Warrants granted	7.109,375	$ 0.04-0.08	-		$0.06
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at September 30, 2019	30,161,847	$ 0.04-80.00	1.18 years	$-	$0.10

Exercisable at September 30, 2019	30,161,847	$ 0.04-80.00	1.18 years	$-	$0.10

For the nine months ended September 30, 2019, the Company granted 1,250,000 warrants in the issuance of common and preferred shares issued for cash to accredited investors, 5,025,000 warrants in the issuance of promissory notes (recorded as a debt discount valued at $136,749), 750,000 warrants for the extension of promissory notes, recorded as interest expense valued at $25,656 and 84,375 warrants issued for consulting services valued at $3,792.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2018	262,500	$0.59

RSU’s granted	-	$-
RSU’s vested	-	$-
RSU’s forfeited	-	$-

Balance at September 30, 2019	262,500	$0.59

During the nine months ended September 30. 2019 and 2018, the Company recognized $0 and $104,410 worth of expense related to the vesting of its RSU’s. As of September 30, 2019, the Company had $155,400 worth of expense yet to be recognized for RSU’s not yet vested.

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

In addition to the cash compensation, The Company has granted 21,000,000 stock options under the Company’s 2015 Omnibus Securities and Incentive Plan to Dr. Korenko. The granting of the stock options occurs 10 days after the approval of the Company’s recent 1 for 8 reverse stock split that occurred on June 28, 2018. The vesting of the options are as follows: (i) 50% vested in equal amounts at the end of each of the two successive calendar quarters (25% for each of the quarters September 30, 2019 and December 31, 2019); (ii) 25% upon the Company filing a patent; and (iii) 25% upon the first commercial sale of IsoPet® with all vesting to accelerate and all unvested options to be vested upon a Change of Control, as defined in the Employment Agreement.

NOTE 11: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing pursuant to ASC Topic 855 and has determined that, except as disclosed herein, there are no additional subsequent events to disclose.

On October 8, 2019, the Company and Battelle Memorial Institute entered into Amendment 3 of the License Agreement. In accordance with the amendment, the parties agreed to decrease the royalty from two percent (2%) to one percent (1%) on net sales and amended the minimum royalties through 2022.

In October 2019, the Company issued 5,375,000 shares of Common Stock in conversion of 430,000 shares of Series B Convertible Preferred Stock.

In October 2019, the Company issued 385,000 shares of Common Stock in the exercise of RSU’s.

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

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with three different university veterinarian hospitals on IsoPet® testing and therapy. Washington State University treated five cats for feline sarcoma and served to develop the procedures which are incorporated in our label. They concluded that the product was safe and effective in killing cancer cells. Colorado State University demonstrated the CT and PET-CT imaging of IsoPet®. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting in November 2017. To date, five dogs, representing six therapies (one repeat therapy), have been treated with IsoPet® at the University of Missouri. In addition, five cats have been treated at Washington State University and one cat at Vista which resulted in revenue of $8,000 (see below) at Vista.

The dogs were treated for canine soft tissue sarcoma. Response evaluation criteria in solid tumors (“RECIST”) is a set of published rules that define when tumors in cancer patients improve (respond), stay the same (stabilize), or worsen (progress) during treatment. The criteria were published by an international collaboration including the European Organisation for Research and Treatment of Cancer (EORTC), National Cancer Institute of the United States, and the National Cancer Institute of Canada Clinical Trials Group. The principal investigator from the University of Missouri rated the tumor as CR, Complete Response, after three months. This RECIST rating means that the tumor was completely eliminated by the IsoPet® therapy.

The Company anticipates that future profits, if any, will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally. The Company intends to report the results from the IsoPet® Solutions division as a separate operating segment in accordance with GAAP.

On July 10, 2019, the Company recognized its first commercial sale of IsoPet®. A doctor brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400Gy with heavy therapy at the margins. This sale of $8,000 met the revenue recognition requirements under ASC 606 as the performance obligation was satisfied.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table sets forth information from our statements of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Revenues	$8,000	$-
Operating expenses	(615,207)	(136,906)
Operating loss	(607,207)	(136,906)
Non-operating income (expense):
Gain on debt extinguishment	-	394,618
Loss on derivative liability	-	(60,752)
Forgiveness of debt	34,106	-
Interest expense	(96,271)	(27,109,374)
Net loss	$(669,372)	$(26,912,414)

Revenue

Revenue was $8,000 and $0 for the three months ended September 30, 2019 and 2018, respectively. The Company recorded its first commercial sale of IsoPet® in July 2019.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 and 2018, respectively consists of the following:

	Three months ended September 30, 2019	Three months ended September 30, 2018
Professional fees	$87,075	$16,223
Reserved stock units granted	-	19,515
Stock based compensation	457,949	-
Payroll expenses	30,000	82,500
Research and development	18,492	2,455
General and administrative expenses	21,691	15,463
Sales and marketing expense	-	750
Total operating expenses	$615,207	$136,906

Operating expenses for the three months ended September 30, 2019 and 2018 was $615,207 and $136,906, respectively. The increase in operating expenses from 2018 to 2019 can be attributed to the decrease in payroll expense ($82,500 for the three months ended September 30, 2018 versus $30,000 for the three months ended September 30, 2019) as the Company used outsourced consultants in place of employees due to cash flow constraints; the increase in professional fees ($16,223 for the three months ended September 30, 2018 versus $87,075 for the three months ended September 30, 2019) as the Company utilized consultants in 2019 as opposed to employees and filed a Form 1-A which consumed additional professional fees; the decrease in reserved stock units granted ($19,515 for the three months ended September 30, 2018 versus $0 for the three months ended September 30, 2019); the increase in stock based compensation ($0 for the three months ended September 30, 2018 versus $457,949 for the three months ended September 30, 2019) and increase in research and development ($2,455 for the three months ended September 30, 2018 versus $18,492 for the three months ended September 30, 2019) and an increase in general and administrative expenses ($15,463 for the three months ended September 30, 2018 versus $21,691 for the three months ended September 30, 2019) as the Company paid fees for certain regulatory costs in connection with the reverse stock split in September 2019 in addition to their normal recurring charges that were consistent with the prior period.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended September 30, 2019 and 2018 consists of the following:

	Three months ended September 30, 2019	Three months ended September 30, 2018
Interest expense	$(96,271)	$(60,752)
Gain on debt extinguishment	-	394,618
Forgiveness of debt	34,106	-
Loss on derivative liability	-	(27,109,374)
Non-operating income (expense)	$(62,165)	$(26,775,508)

Non-operating income (expense) for the three months ended September 30, 2019 varied from the three months ended September 30, 2018 primarily due to an increase in interest expense from $60,752 for the three months ended September 30, 2018 to $96,271 for the three months ended September 30, 2019 as a result of conversions of notes payable in the fourth quarter of 2018 offset by amortization of debt discount and BCF discount on new convertible notes incurred in 2019; and decreases in fair value adjustments and extinguishment gains and losses from $26,714,756 for the three months ended September 30, 2018 to $0 in the three months ended September 30, 2019. The majority of the interest recorded by the Company consists of amortization of debt discount. In addition, the Company settled an account payable that resulted in forgiveness of debt of $34,106 in 2019.

Net Loss

Our net loss for the three months ended September 30, 2019 and 2018 was $(669,372) and $(26,912,414), respectively.

Results of Operations

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table sets forth information from our statements of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues	$8,000	$-
Operating expenses	(1,013,426)	(765,500)
Operating loss	(1,005,426)	(765,500)
Non-operating income (expense):
Grants received	-	17,583
Gain on debt extinguishment	-	526,222
Loss on derivative liability	-	(27,976,982)
Forgiveness of debt	34,106	-
Interest expense	(134,739)	(5,626,892)
Net loss	$(1,106,059)	$(33,825,569)

Revenue

Revenue was $8,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively. The Company recorded its first commercial sale of IsoPet® in July 2019.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 and 2018, respectively consists of the following:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Professional fees	$356,248	$231,501
Reserved stock units granted	-	104,410
Stock based compensation	463,917	45,400
Payroll expenses	90,000	243,570
Research and development	62,194	77,035
General and administrative expenses	41,067	49,884
Sales and marketing expense	-	13,700
Total operating expenses	$1,016,426	$765,500

Operating expenses for the nine months ended September 30, 2019 and 2018 was $1,016,426 and $765,500, respectively. The decrease in operating expenses from 2018 to 2019 can be attributed to the decrease in payroll expense ($243,570 for the nine months ended September 30, 2018 versus $90,000 for the nine months ended September 30, 2019) as the Company used outsourced consultants in place of employees due to cash flow constraints; the decrease in general and administrative expense ($49,884 for the nine months ended September 30, 2018 versus $41,067 for the nine months ended September 30, 2019) as the Company ramped down operations in cost cutting measures; the decrease in reserved stock units granted ($104,410 for the nine months ended September 30, 2018 versus $0 for the nine months ended September 30, 2019); the increase in stock based compensation ($45,400 for the nine months ended September 30, 2018 versus $463,917 for the nine months ended September 30, 2019) and decrease in research and development ($77,035 for the nine months ended September 30, 2018 versus $62,194 for the nine months ended September 30, 2019); increase in professional fees ($231,501 for the nine months ended September 30, 2018 versus $356,248 for the nine months ended September 30, 2019) as the Company went form salaried employees to consultants, and an increase in legal fees due to certain legal matters explained herein.

Non-Operating Income (Expense)

Non-operating income (expense) for the nine months ended September 30, 2019 and 2018 consists of the following:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Interest expense	$(134,739)	$(5,626,892)
Gain on debt extinguishment	-	526,222
Forgiveness of debt	34,106	-
Loss on derivative liability	-	(27,976,982)
Grants received	-	17,583
Non-operating income (expense)	$(100,633)	$(33,060,069)

Non-operating income (expense) for the nine months ended September 30, 2019 varied from the nine months ended September 30, 2018 primarily due to a decrease in interest expense from $5,626,892 for the nine months ended September 30, 2018 to $134,739 for the nine months ended September 30, 2019 as a result of conversions of notes payable in the fourth quarter of 2018 offset by amortization of debt discount and BCF discount in convertible notes issued in 2019; and decreases in fair value adjustments and extinguishment gains and losses from $27,450,760 for the nine months ended September 30, 2018 to $0 in the nine months ended September 30, 2019. The majority of the interest recorded by the Company consists of amortization of debt discount. This was partially offset by a decrease in grant income from $17,583 for the nine months ended September 30, 2018 to $0 for the nine months ended September 30, 2019 and forgiveness of debt of $34,106 in 2019 resulting from a settlement of an account payable.

Net Loss

Our net loss for the nine months ended September 30, 2019 and 2018 was $(1,106,059) and $(33,825,569), respectively.

Liquidity and Capital Resources

At September 30, 2019, the Company had negative working capital of $1,193,124 as compared to $942,174 at December 31, 2018. During the nine months ended September 30, 2019 the Company experienced negative cash flow from operations of $583,956 and it received $0 for investing activities while adding $752,000 of cash flows from financing activities. As of September 30, 2019, the Company had no commitments for capital expenditures.

Cash used in operating activities was primarily a result of the Company’s net loss, and the decrease in accounts payable and accrued expenses of $101,620 for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, the Company has used $167,808 in cash from operating activities which was the result of the net loss offset by adjustments for stock-based compensation and reserved stock units issued for services and an increase in accounts payable and accrued expenses. The Company had no investing activities for the nine-month periods ended September 30, 2019 and 2018, respectively. In the nine months ended September 30, 2019 and 2018, the Company had cash provided by financing activities of $737,000 and $159,491, respectively. These activities were the result of proceeds received from notes payable (both related and unrelated parties) as well as from sales of common stock and preferred stock.

The Company has generated material operating losses since inception. The Company had a net loss of $1,106,059 for the nine months ended September 30, 2019, and a net loss of $33,825,569 for the nine months ended September 30, 2018. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.

The Company anticipates raising additional capital within the next twelve months from investors for working capital as well as business expansion, although the Company can provide no assurance that additional investor funds will be available on terms acceptable to the Company. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business. The Company has completed its reverse stock split which was approved by FINRA and went effective on September 28, 2019 which will enable them to begin the process of raising capital through their Regulation A+ which was filed with the SEC now that the Company has available authorized shares to issue.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended September 30, 2019, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2018, filed on March 25, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 2019, the Company issued 562,500 shares of common stock in settlement of accounts payable valued at $22,500.

In September 2019, the Company issued 312,500 shares of common stock for services rendered in connection with the raising of debt instruments valued at $12,500.

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

Vivos Inc.

Date: November 12, 2019	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

