Form 10-K
period 2019-12-31
VIVOS INC
filed 2020-04-28
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,483,131. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of April 24, 2020, there were 214,421,364 shares of the registrant’s common stock outstanding, 2,552,642 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 1,013,245 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

VIVOS INC

Report on Form 10-K

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

Our principal place of business is located at 719 Jadwin Avenue, Richland, Washington 99352. Our telephone number is (509) 736-4000. Our corporate website address is http://www.radiogel.com. Our common stock is currently listed for quotation on the OTCQB Marketplace under the symbol “RDGL.”

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

The testing at the University of Missouri met its objective to demonstrate the safety of IsoPet®. Using its advanced CT and PET equipment it was able to demonstrate that the dose calculations were accurate and that the injections perfused into the cell interstices and did not stay concentrated in a bolus. This results in a more homogeneous dose distribution. There was insignificant spread of Y-90 outside the points of injection demonstrating the effectiveness of the particles and the gel to localize the radiation with no spreading to the blood or other organs nor to urine or fecal material. This confirms that IsoPet® is safe for same day therapy.

The effectiveness of IsoPet® for life extension was not the prime objective, but it resulted in valuable insights. Of the cases one is still cancer-free but the others eventually recurred since there was not a strong focus on treating the margins. The University of Missouri has agreed to become a regional center to administer IsoPet® therapy and will incorporate the improvements suggested by the testing program.

The Company anticipates that future profits, if any, will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally. The Company intends to report the results from the IsoPet® Solutions division as a separate operating segment in accordance with GAAP.

Commencing in July 2019, the Company recognized its first commercial sale of IsoPet®. A doctor brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400Gy with heavy therapy at the margins. This sale met the revenue recognition requirements under ASC 606 as the performance obligation was satisfied. The Company completed sales for an additional four animals that received the IsoPet® during 2019.

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

The Company’s lead brachytherapy products, including RadioGel™, incorporate patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted the Company an exclusive license to patents covering the manufacturing, processing and applications of RadioGel™ (the “Battelle License”). This exclusive license is to terminate upon the expiration of the last patent included in this agreement (January 2022). Other intellectual property protection includes proprietary production processes and trademark protection in 17 countries. The Company plans to continue efforts to develop new refinements on the production process, and the product and application hardware, as a basis for future patents.

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

Vista Veterinary Hospital has done well on two audits by the Washington State Department of Health. The Company is working closely with the Washington State Department of Health to refine and improve the radioactive material license. The Company has added several detailed procedures, which will benefit future regional clinics. In addition, a second veterinarian has completed all the preliminary requirements to become certified. All that remains is to demonstrate proficiency in three therapies.

The testing at the universities and at Vista Veterinary Hospital have demonstrated that IsoPet® is effective on killing cancer tissue in close proximity to the injections. It is most effective in early cases before the cancer has begun to spread. Later stage cancers are more difficult to treat since the tendrils from the primary cancer site are not well defined and therefore can lead to recurrence.

There have been 36 expressions of interest in IsoPet® therapy from across the United States, but only four of these were treated and they were very advanced cases. The reasons are instructive. Most of the cases were for so advanced that the pet parents found out about IsoPet® on the Internet as a last hope. Several others were internal cancers that could not be reached, for example deep in the throat. Four cases were treatable, but the pets weighed more than 20 pounds and the pet parents were not willing to fly them in the “Safe Cargo” holds. Those patients would have been treated by regional clinics once we implement that strategy. Three cases were mast cell cancers. The Company is confident that those tumors could have been treated, but once killed they release mast cells in a process called granulation. This could cause a shock to the animal’s system. The Company will focus one of our clinical studies on the optimum approach for those therapies.

Vista Veterinary Hospital accepted four advanced cancer cases. The first cat was terminally ill and had previously had external beam, surgery and chemotherapy. The facial tumor was treated with 400 Gy and the biopsy confirmed that the cancer was killed. In about seven months the cancer returned in the throat and could not be treated so the cat had to be put down. Dr. Buader, the veterinarian pet parent, was still elated about the life extension and is asking us to use him as a reference. Two other cases were also very advanced with multiple tumor and they recurred since they had already spread before therapy.

The Company’s efforts are now to obtain more early stage cancer patients. The biggest obstacle is to convince the veterinarians of the pet parents to agree with IsoPet® therapy rather than using a more traditional method such as surgery. This is a slow process due to the conservative nature of the veterinarian professions. This is the prime motivation to continue with additional clinical trials and to publish the results.

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

Financing and Strategy

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

The following recent financing events have supported the Company’s execution of its development strategy:

●	In November 2019, the Company had its Regulation A+ approved by the Securities and Exchange Commission for an offering up to 150 million shares of common stock.

●	During the Company’s second and third fiscal quarters, the Company secured approximately $300,000 in convertible promissory notes.

●	The Company recognized its first few sales of IsoPet®.

The Company obtained Regulation A+ approval. The intent is to obtain up to $3,000,000 in tranches of $250,000 over time. The Company intends to use these proceeds as follows:

For the animal therapy market:

●	Fund the effort to communicate the benefits of IsoPet® to the veterinary community and the pet parents.
●	Conduct additional clinical studies to generate more data for the veterinary community
●	Subsidize some IsoPet® therapies, if necessary, to ensure that all viable candidates are treated.
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System.
●	Complete the pre-clinical testing that has been previously defined and report the bulk of the results to the FDA in a pre-submission meeting.
●	Use the feedback from that meeting to write the IDE (Investigational Device Exemption), which is required to initiate clinical trials.

Based on the Company’s financial history since inception, its auditor has expressed substantial doubt as to the Company’s ability to continue as a going concern. The Company has limited revenue, nominal cash, and has accumulated deficits since inception. If the Company cannot obtain sufficient additional capital, the Company will be required to delay the execution of its business strategy and may not be able to continue operations. Although management believes that it will be able to secure necessary working capital to fund its development programs and execute its business strategy, no assurances can be given. The Company has raised $125,280 in proceeds under this Regulation A+ in March 2020, which was in escrow until April 2020 at which time it was deposited into the Company’s accounts. The common shares for these proceeds were issued in April 2020. In addition, the Company converted their outstanding convertible notes payable of $415,000, $23,427 in accrued interest and $87,686 in an exchange premium stipulated in the note agreements into shares of common stock effective March 31, 2020. These shares were issued in April 2020, however effective as of March 31, 2020.

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

Pursuant to the terms of the grant with Washington State University, it was responsible for conducting studies regarding in vivo dosimetry and toxicity of intralesional Y-90 phosphate nanoparticles for the treatment of spontaneous feline and canine sarcomas. The term of the grant was October 1, 2016 through January 31, 2018. The Company provided the university with the RadioGelTM required to complete the studies, as well as technical support for dosimetry calculations. All payments provided to Washington State University in relation to the grant were made by Washington State Life Sciences Discovery Fund pursuant to a grant and were not paid by the Company. To compliment the grant, additional scope was added to explore the option of pre-mixing the vials prior to shipment and the Company was reimbursed $17,583 as a separate contract to the grant.

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

Employees

As of December 31, 2019, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

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

The Company’s independent registered public accounting firms’ reports on the Company’s financial statements for the years ended December 31, 2019 and 2018 express substantial doubt about the Company’s ability to continue as a going concern. The reports include an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and, based on its current operating levels, require additional capital or significant restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business. It is extremely remote that the Company could obtain any financing on any basis that did not result in considerable dilution for shareholders. Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on its ability to obtain debt or equity financing and may adversely impact its stock price.

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

The Company has generated material operating losses since inception. The Company has had recurring net losses since inception which has resulted in an accumulated deficit of $73,601,109 and $71,991,012 as of December 31, 2019 and 2018, respectively including net losses of $1,610,097 and $7,702,845 for the years ended December 31, 2019 and 2018. Of these losses $(18,744) and $418,755 represent net gains (losses) attributable to the recorded derivative liabilities and extinguishment of debt for the years ended December 31, 2019 and 2018, respectively. Historically, the Company has relied upon investor funds to maintain its operations and develop its business. The Company needs to raise additional capital within the next quarter from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all. If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

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

The Company’s products are regulated and require appropriate clearances and approvals to be marketed in the U.S. and globally.

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

During 2014, the Company ceased all previous manufacturing and sales activities. Our revenues for the year ended December 31, 2017 consisted of only consulting revenue, and our revenues for the year ended December 31, 2018 consisted of only $17,583 of grant revenue. The Company’s consulting revenues for the year ended December 31, 2017 were made to one customer, and those sales constituted 100% of total revenues for that years. At such time as the Company recommences active operations, no assurances can be given that the Company will be successful in commercializing its products or expanding the number of customers purchasing its products and services. The Company had $9,500 in operating revenues, net of discounts for the year ended December 31, 2019, and no operating revenues for the year ended December 31, 2018 as they have commenced sales of IsoPet®.

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

The Company currently relies on a single supplier for Y-90 particles, and that supplier is the only supplier in the United States. An inability to procure Y-90 particles will harm the Company’s business.

There is only one supplier of Y-90 particles in the United States, requiring us to rely entirely on this supplier to provide the Y-90 particles needed to produce RadioGelTM. If we are unable to obtain a sufficient supply of Y-90 particles, we will not be able to proceed with our development of RadioGelTM and our business may be materially harmed.

The Company currently subcontracts the manufacturing of RadioGelTM to IsoTherapeutics. PerkinElmer Inc. is the sole supplier of the Y-90 particles used by IsoTherapeutics and is the only supplier of Y-90 particles in the United States. In the event PerkinElmer is unable to satisfy our supply requirements or stope producing Y-90 particles, we will be unable to continue with development of RadioGel™ and our business would be materially harmed.

The Company will rely heavily on a limited number of suppliers for the foreseeable future.

Some of the products the Company might market, and components thereof are currently available only from a limited number of suppliers, several of which are international suppliers. Failure to obtain deliveries from these sources could have a material adverse effect on the Company’s ability to operate.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2019 and 2018, the Company’s internal control over financial reporting was ineffective. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports. Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2019 and 2018. The Company needs to hire additional qualified accounting personnel in order to resolve this material weakness. The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

The Company may be unable to make timely license and patent payments

Patent costs associated with existing and new technologies are significant; however, the licensing contract with Battelle Pacific Northwest Laboratory (“Battelle”) was re-negotiated to significantly reduce these costs. Existing patent and license fees must be paid for the Company to maintain rights to its technologies. The Company would forfeit its exclusive rights to licensed technologies in the event it fails to pay patent and rights fees in a timely fashion. No assurance can be given that the Company will be able to continue to pay license fees in the event it is unable to secure adequate working capital. Battelle has advised the Company that if we did not make a payment they would not attempt to relicense but would allow the patents to lapse. The Company has decided to pursue additional patents outside the Battelle contract based on exclusive proprietary manufacturing techniques developed by the Company.

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

RISKS RELATED TO THE COMPANY’S COMMON STOCK

The Company’s common stock is currently quoted on the OTCQB Marketplace. Failure to develop or maintain a more active trading market may negatively affect the value of the Company’s common stock, may deter some potential investors from purchasing the Company’s common stock or other equity securities, and may make it difficult or impossible for stockholders to sell their shares of common stock.

The Company’s average daily volume of shares traded for the years ended December 31, 2019 and 2018 was 681,623 and 1.795.854, respectively. Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

The Company’s outstanding securities, the stock or other securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 214,421,364 shares of common stock outstanding on April 24, 2020. The Company also had outstanding on that date dilutive securities consisting of preferred stock, restricted stock units, options, warrants, and convertible notes (collectively, “Common Stock Equivalents”) that if they had been exercised and converted in full on April 24, 2020, would have resulted in the issuance of up to 94,681,140 additional shares of common stock. The issuance of shares upon the exercise of the Common Stock Equivalents may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding shares of common stock. The issuance of some or all those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders.

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

For the year ended December 31, 2019, the reported low closing price for the Company’s common stock was $0.0112 per share, and the reported high closing price was $0.0893 per share. For the year ended December 31, 2018, the reported low closing price for the Company’s common stock was $0.0208 per share, and the reported high closing price was $0.80 per share. There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early stage companies, particularly early stage medical product companies. Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

The Company’s common stock is subject to the “Penny Stock” rules of the SEC and the trading market in its securities is limited, which makes transactions in its common stock cumbersome and may reduce the value of an investment in the Company’s stock.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker or dealer approve a person’s account for transactions in penny stocks and that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Pandemics including COVID-19 may adversely affect our business.

The recent unprecedented events related to COVID-19, the disease caused by the novel coronavirus (SARS-CoV-2), have had significant health, economic, and market impacts and may have short-term and long-term adverse effects on our business that we cannot predict as the global pandemic continues to evolve. The extent and effectiveness of responses by governments and other organizations also cannot be predicted.

Our ability to access the capital markets is unknown during the COVID-19 pandemic. Any such limitation on available financing would adversely affect our business.

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

On November 25, 2019, the Company and its current and former directors entered into a Settlement Agreement with the Plaintiff. Under the terms of the Settlement Agreement, the Company has agreed to issue 500,000 shares of common stock and 500,000 warrants to the Plaintiff, make an initial payment of $33,503 by December 4, 2019 and beginning on December 16, 2019, the Company will make payments of $10,000 per month for 10 months in full satisfaction of the Separation Agreement and General Release originally entered into on July 21, 2017.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the OTCQB Marketplace under the symbol “RDGL.” The following table sets forth, in U.S. dollars, the high and low closing prices for each of the calendar quarters indicated, as reported by the OTCQB Marketplace, for the past two fiscal years. Such OTCQB Marketplace quotations reflect inter-dealer prices, without markup, markdown or commissions and, particularly because our common stock is traded infrequently, may not necessarily represent actual transactions or a liquid trading market.

	High	Low
2019
Quarter ended December 31	$0.057	$0.0275
Quarter ended September 30	$0.0893	$0.0112
Quarter ended June 30	$0.0392	$0.02
Quarter ended March 31	$0.068	$0.0192

2018
Quarter ended December 31	$0.31	$0.04
Quarter ended September 30	$0.19	$0.02
Quarter ended June 30	$0.26	$0.02
Quarter ended March 31	$0.80	$0.21

Holders

As of April 24, 2020, we had 214,421,364 shares of common stock, par value $0.001 per share, issued and outstanding, which were held by approximately 228 shareholders of record. Our transfer agent is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	-		$-		32,836,047
Equity compensation plans not approved by stockholders	34,370,493		$0.13		-
Total	34,370,493	(1)	$0.13	(1)	-

(1)	In addition to the 2015 Plan (defined below), the Company has individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

2015 Omnibus Securities and Incentive Plan

In October 2015, our Board of Directors and stockholders approved the adoption of the 2015 Omnibus Securities and Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes an aggregate number of shares of common stock for issuance to all employees of the Company or any subsidiary of the Company, any non-employee director, consultants and independent contractors of the Company or any subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any subsidiary. The aggregate number of shares that may be issued under the Plan shall not exceed twenty percent (20%) of the issued and outstanding shares of common stock on an as converted primary basis on a rolling basis. For calculation purposes, the As Converted Primary Shares (as defined in the 2015 Plan) shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2015 Plan. As of December 31, 2019, the Converted Primary Shares calculation results in 32,836,047 aggregate shares that may be issued under the 2015 Plan. The 2015 Plan is administered by the Company’s Compensation Committee, who may issue awards in the form of stock options and/or restricted stock awards. Effective December 31, 2019, an aggregate total of 1,162,500 restricted stock units (“RSUs”) under the 2015 Plan were authorized, but as of April 24, 2020, 385,000 had been issued.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2019, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2019

During the months of October 2019, the Company issued 5.375.000 shares of common stock in consideration for the conversion of 430,000 shares of Series B Convertible Preferred issued to accredited investors.

During the month of October 2019, the Company issued 385,000 shares of common stock in conversion of fully vested restricted stock units.

During the month of December 2019, the Company issued 500,000 shares of common stock in settlement of an outstanding payable to the Company’s former Chief Executive Officer.

Issuances Subsequent to December 31, 2019

The Company issued a convertible note in the amount of $100,000 to an accredited investor. The note bears interest at 8% per annum and matures March 31, 2020. The Company granted 1,250,000 warrants with an exercise price of $0.06 per share and a term of two years with this note and amended 1,312,500 previously issued warrants held by the investor to provide for a $.06 exercise price and an expiration date of March 31, 2022.

All of the notes (convertible and non-convertible) that had a maturity date of January 15, 2020 were in default, resulting in a default interest rate of 12.5% from this date through the date they were converted effective March 31, 2020.

In January 2020, the Company converted 435,990 shares of Series C Convertible Preferred stock into 5,449,875 shares of common stock.

In March 2020, the Company entered into agreements to issue 4,640,000 shares of common stock conditioned upon the qualification of the offer and sale of such shares under Regulation A+ for $125,280. Additionally, the Company agreed to issue 2,320,000 warrants with a term of two years and an exercise price of $.045 for a purchase price of $1,243. In addition, certain holders of convertible promissory notes entered into agreements to exchange certain notes totaling $526,113, including $415,000 in principal amount, $23,427 in accrued interest and an exchange premium as provided for in the note agreements of $87,686 into 19,485,668 shares of common stock effective upon the qualification of the offer and sale of such shares under Regulation A+. In connection with the holder’s agreement to enter into the exchange, the Company intends to issue 2,075,000 warrants with a two-year term and an exercise price of $0.045 per share and amend 4,400,000 previously issued warrants to provide for a $.045 exercise price and an expiration date of March 31, 2022.

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

Results of Operations

Comparison for the Year Ended December 31, 2019 and December 31, 2018

The following table sets forth information from the Company’s statements of operations for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues, net	$9,500	$-

Cost of goods sold	6,028	-

Gross profit	3,472	-

Operating expense	1,333,451	2,489,637

Operating loss	(1,329,979)	(2,489,637)

Non-operating expense	(280,118)	(5,213,208)

Net loss	$(1,610,097)	$(7,702,845)

Revenue and Cost of Goods Sold

We had no revenue for the year ended December 31, 2018, compared to $9,500 in revenue for the year ended December 31, 2019, a period over period increase of $9,500. These revenues are reflected net of discounts. The increase was a result of the Company’s recognition of their sales for IsoPet®.

We had no cost of goods sold for the year ended December 31, 2018, compared to $6,028 in cost of goods sold for the year ended December 31, 2019, a period over period increase of $6,028. The increase was a result of the Company’s recognition of their sales and related costs of goods sold for IsoPet®.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the years ended December 31, 2019 and 2018 consisted of the following:

	Year ended December 31, 2019	Year ended December 31, 2018
Sales and marketing expense	$-	$11,500
Professional fees	462,952	682,217
Reserved stock units granted	-	113,189
Stock options and warrants granted	608,588	1,164,885
Payroll expense	120,000	315,000
Research and development	67,584	104,208
General and administrative expense	74,327	98,638
	$1,333,451	$2,489,637

Operating expenses for the years ended December 31, 2019 and 2018 were $1,333,451 and $2,489,637, respectively. The decrease in operating expense from 2018 to 2019 is attributable to decreased sales and marketing expense ($11,500 for the year ended December 31, 2018 versus $0 for the year ended December 31, 2019) due to slow down in operations as a result of cash flow issues the Company incurred, decreased stock options and warrants granted ($1,164,885 for the year ended December 31, 2018 versus $608,588 for the year ended December 31, 2019) as a result of granting of options with respect to revised employment agreements and increase in warrant grants as a result of the Path Forward agreements in 2018, decreased research and development ($104,208 for the year ended December 31, 2018 versus $67,584 for the year ended December 31, 2019) as a result of slow-down in operations as a result of cash flow issues, decreased general and administrative expense ($98,638 for the year ended December 31, 2018 versus $74,327 for the year ended December 31, 2019), decreased payroll expense ($315,000 for the year ended December 31, 2018 versus $120,000 for the year ended December 31, 2019) as a result of lack of cash flow to pay the employees and decreased professional fees ($682,217 for the year ended December 31, 2018 versus $462,952 for the year ended December 31, 2019), which resulted from reduced consulting expenses as the Company was restructuring debt in the last six months of the year for 2018.

Non-Operating Income (Expense)

Non-Operating income (expense) for the years ended December 31, 2019 and 2018 consisted of the following:

	Year ended December 31, 2019	Year ended December 31, 2018
Interest expense	$(261,374)	$(5,649,546)
Net gain (loss) on settlement of debt	(18,744)	605,601
Recognized income from grants	-	17,583
Gain (loss) on derivative liability	-	(186,846)
Forgiveness of debt	-	-
	$(280,118)	$(5,213,208)

Non-operating income (expense) for the year ended December 31, 2019 varied from the year ended December 31, 2018 primarily due to the difference in the gain (loss) on derivative liability of $595,334 (a $186,846 loss on derivative liability in 2018 versus a $0 loss on derivative liability in 2019), and the difference in the gain (loss) on settlement of debt of $658,451 (a $605,601 gain on settlement of debt in 2018 versus a $18,744 loss on settlement of debt in 2019). Additionally, there was a decrease in interest expense of $5,388,172, attributable to the notes payable activity from 2018 to 2019. Overall, the decrease in non-operating expenses, net was the result of additional interest expense as a result of the convertible debentures the Company entered into in 2018.

Net Loss

The Company’s net loss for the years ended December 31, 2019 and 2018 was $1,610,097 and $7,702,845, respectively, as a result of the items described above.

Liquidity and Capital Resources

At December 31, 2019, the Company had negative working capital of $1,479,689, as compared to negative working capital of $942,174 at December 31, 2018. During the year ended December 31, 2019, the Company experienced negative cash flow from operations of $837,113 and realized $852,000 of cash flows from financing activities. As of December 31, 2019, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $700,454 for the year ended December 31, 2018 to $837,113 for the year ended December 31, 2019. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, loss on preferred and common stock and stock options and warrants issued for services and other expenses, and settlement of debt, and the loss realized from derivative liabilities. Cash provided from financing activities increased from $697,631 for the year ended December 31, 2018 to $852,000 for the year ended December 31, 2019. The increase in cash provided from financing activities was primarily a result of increase in proceeds from convertible debt and related parties offset by proceeds received from the sale of common and preferred stock.

The Company has generated material operating losses since inception. The Company had a net loss of $1,610,097 for the year ended December 31, 2019, and a net loss of $7,702,845 for the year ended December 31, 2018. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations. The Company recently completed its Regulation A+ with the Securities and Exchange Commission and went effective in November 2019.

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

Contractual Obligations (payments due by period as of December 31, 2019)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
License Agreement with Battelle Memorial Institute	$24,000	$10,000	$24,000	$4,000	$-

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

Net Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period and does not include the impact of any potentially dilutive common stock equivalents. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. When the Company incurs a loss, the denominator is not increased by the potentially dilutive common shares as the effect would be anti-dilutive.

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

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2019 and 2018, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is included on the pages immediately following the Index to Financial Statements appearing on page F-1 and is hereby incorporated by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2019, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2019, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
Michael K. Korenko	73	President, Chief Executive Officer, and Director
Michael Pollack	53	Interim Chief Financial Officer
Carlton M. Cadwell	75	Chairman of the Board and Secretary

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

Michael Pollack CPA, the Interim Chief Financial Officer, joined the Company as interim Chief Financial Officer in December 2018. Mr. Pollack has been a partner in a certified public accounting firm for the past fifteen years and specializes in accounting and auditing for small public companies. Mr. Pollack has approximately 30 years of experience in public accounting and consulting to over 100 publicly traded and 250 private companies. Mr. Pollack has also held CFO and Controller positions in an array of industries. Mr. Pollack graduated from the University of Maryland with a Bachelor of Arts in Economics. Mr. Pollack is a member of the American Institute of Certified Public Accountants, as well as licensed to practice in New Jersey, and New York.

Identification of Significant Consultants

David J. Swanberg, M.S., P.E. Mr. Swanberg has over 30 years’ experience in radiochemical processing, medical isotope production, nuclear waste management, materials science, regulatory affairs, and project management. Mr. Swanberg has worked in diverse organizations ranging from small start-up businesses to corporations with multi-billion dollar annual revenues. From 2005 to 2008, he served as Executive Vice President of Operations and as a member of the Board of Directors for IsoRay Medical Inc. from 2005 to 2008 managing day-to-day operations, R&D, and New Product Development. Mr. Swanberg was a co-founder of IsoRay and led the initial Cs-131 brachytherapy seed product development, FDA 510(k) submission/clearance, and NRC Sealed Source review and registration. Mr. Swanberg led the radiation dosimetry evaluations to meet American Association of Physicists in Medicine guidelines and is a current member of the AAPM. Mr. Swanberg and participated in several capital financing rounds totaling over $30.0 million. Mr. Swanberg also served as Assistant General Manager of IsoRay LLC from 2000 to 2003, and in additionally in key management roles as IsoRay transitioned from IsoRay LLC to IsoRay Medical, Inc. Mr. Swanberg holds a BA in Chemistry from Bethel University (MN) and an MS in Chemical Engineering from Montana State University. Mr. Swanberg has numerous technical publications and holds several patents.

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

Dr. Richard Weller, DVM, DACVIM (Internal Medicine; Oncology) DipMS - Veterinary Medicine Advisory Board Member. Prior to his retirement in 2014, Dr. Weller was a Senior Program Manager in the Radiation Biology Group of the Biological Sciences Division at Pacific Northwest National Laboratory (PNNL), where he was involved in the development of RadioGel. A 1973 graduate of Washington State University. Dr. Weller has extensive experience in designing and executing clinical studies, treatment planning, mechanisms of carcinogenesis, radiation biology, targeted delivery systems for chemotherapeutic and radio-therapeutic agents, bio-markers of disease, and comparative oncology; as well as over 30 years of experience developing and using animal models, including the use of spontaneous tumors in companion animals, for bio-medical applications.

Dr. Weller is board-certified by the American College of Veterinary Internal Medicine in Internal Medicine (1980) and Oncology (1987), Past Chairperson of the Organizing Committee for the Specialty of Veterinary Medical Oncology, Past Chairperson of the Board of Regents of the American College of Veterinary Internal Medicine, Past President of the Board of Regents of the American College of Veterinary Internal Medicine, Past President of the Specialty of Oncology, and a Charter Member of the Veterinary Cancer Society which he served as Treasurer for 16 years. He is an Honorary Professor of the Institute of Veterinary Medicine in Kyiv, Ukraine. Dr. Weller has lectured and trained veterinarians worldwide and has authored or co-authored over 250 articles, technical reports, book chapters, and presentations in his fields of expertise.

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2019 and that such reports were timely.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this report, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s board of directors during 2019 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the year ended December 31, 2019 (collectively, the “Named Executive Officers”):

Name and Principal Position (1)	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Total ($)

Dr. Michael K. Korenko	2019	$120,000	(4)	$-	$-	$585,144	$705,144
CEO, President and Director	2018	$20,000		$-	$206,306	$-	$226,306

L. Bruce Jolliff (3)	2019	$-		$-	$-	$-	$-
Former CFO	2018	$64,000		$-	$90,479	$-	$154,629

(1)	Michael Pollack began serving as the Company’s Interim Chief Financial Officer in December 2018 and was paid no compensation in 2018 or 2019. Accordingly, he has not been included in this table.

(2)	The amounts in this column represent the grant date fair value of stock option awards, computed in accordance with FASB ASC Topic 718.

(3)	Mr. Jolliff was terminated as Chief Financial Officer in November 2018.
(4)	Of the $120,000 due Mr. Korenko, $100,000 is accrued for as of December 31, 2019.

Narrative Disclosure to Summary Compensation Table

Dr. Michael K. Korenko. On October 24, 2018, Mr. Korenko entered into an employment agreement with the Company (the “Old Employment Agreement”), which was scheduled to terminate on December 31, 2019. On June 4, 2019, Mr. Korenko and the Company entered into a new employment agreement, effective June 11, 2019, which shall terminate on December 31, 2020 and December 31 of subsequent years (the “Termination Date”) if the agreement is extended pursuant to its terms. Under the terms of his employment agreement, the Company may terminate Dr. Korenko’s employment either with or without cause prior to the Termination Date, but in the event of a termination without cause, Dr. Korenko shall be entitled to receive monthly payments of his base salary for a period of six months thereafter, all of Dr. Korenko’s outstanding options, if any, shall vest, and Dr. Korenko shall be entitled to receive all past due compensation within three weeks of the date of termination.

The Company shall pay to Dr. Korenko an annual base compensation of $180,000, which is payable in equal monthly intervals. Of the $180,000 in annual base salary, $60,000 of annual pay shall be deferred and accrued until the Company’s cash balance exceeds $1,000,000. Dr. Korenko’s employment agreement provides that he shall receive a stock option grant issued under the Company’s 2015 Omnibus Securities and Incentive Plan in an amount equal to 21 million options ten days after the Company’s 1-for-8 reverse split, which was consummated in late June 2019. The options shall have a seven year term, shall be exercisable at a price of $0.024 per share, and shall vest as follows: 50% shall vest in equal amounts at the end of each quarter for the two quarters after grant date, 25% shall vest upon the Company filing for a patent, and the remaining 25% shall vest upon the first commercial sale of IsoPet.

Pursuant to Dr. Korenko’s Old Employment Agreement, the Company agreed to issue to Dr. Korenko 3,500,000 shares of common stock and warrants to purchase 1,762,321 shares of common stock in satisfaction of his past due and accrued compensation. In addition, in consideration for Dr. Korenko’s past performance, the Company agreed to compensate Dr. Korenko with a cash bonus in the amount of $200,000, which will be deferred until the cash balance exceeds $2,000,000. The Company also granted Dr. Korenko a stock option grant of 8,120,152 options under the 2015 Omnibus Securities and Incentive Plan on October 24, 2018. The options vested immediately upon issuance, have a term of seven years, and are exercisable at a price of $0.112 per share.

L. Bruce Jolliff. On October 24, 2018, Mr. Jolliff entered into an employment agreement with the Company, which was scheduled to terminate on December 31, 2019 (the “Termination Date”) and September 30 of subsequent years if the agreement were extended. Under the terms of his employment agreement, the Company could terminate Mr. Jolliff’s employment either with or without cause prior to the Termination Date, but in the event of a termination without cause, Mr. Jolliff would be entitled to receive monthly payments of his base salary for a period of six months thereafter. The Company also granted Mr. Jolliff a stock option grant of 3,045,057 options under the 2015 Omnibus Securities and Incentive Plan on October 22, 2018. The options vested immediately upon issuance, have a term of seven years, and are exercisable at a price of $0.112 per share. The options were granted prior to the termination of Mr. Jolliff and have not been canceled. In November 2018, the Company terminated Mr. Jolliff for reasons other than cause, and paid Mr. Jolliff his monthly agreed upon, non-deferred salary of $10,000 per month for a period of six months through May 2019.

The Company paid bonuses to certain employees based on their performance, the Company’s need to retain such employees, and funds available. All bonus payments were approved by the Company’s Board of Directors.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth all outstanding equity awards held by the Company’s Named Executive Officers as of the end of last fiscal year.

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date
L. Bruce Jolliff (1) (2)	60,000	-	$4.00	6/21/21
L. Bruce Jolliff (1)(2)	3,045,057	-	$0.112	10/24/25
Michael Korenko (3)	8,120,152	-	$0.112	10/24/25
Michael Korenko	21,000,000	-	$0.024	7/7/26

(1)	As noted above, Mr. Jolliff was terminated as Chief Financial Officer in November 2018.
(2)	Issued pursuant to employment contract dated October 24, 2018
(3)	Issued pursuant to employment contract dated October 24, 2018
(3)	Issued pursuant to employment contract dated July 7, 2019

Compensation of Directors

During the year ended December 31, 2019, the Company’s non-employee directors were not paid any compensation.

The following table sets forth, for each of the Company’s non-employee directors who served during 2019, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2019:

	Outstanding	Outstanding
	Stock	Stock
Name	Awards (#)	Options (#)
Carlton M. Cadwell	-	-

During June 2016, the Company granted to Mr. Cadwell options to purchase 12,500 shares of common stock at an exercise price of $8.00 per share, which options expired June 21, 2019. These options had a grant date fair value of $34,771, which amounts were calculated in accordance with ASC Topic 718.

Additionally, the Company granted warrants to purchase 6,425,503 shares of Company common stock to Carlton Cadwell in 2018 as a result of the Path Forward Agreements and conversion of his advances to the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of the Company’s Common Stock

The following table sets forth, as of April 24, 2020, the number of shares of common stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s common stock, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

As of April 24, 2020, there were 214,421,364 shares of common stock outstanding and up to 94,681,140 shares issuable upon exercise of common stock equivalents, assuming exercise and conversion occurred as of that date, for a total of 309,102,504 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	26,912	* %

Carlton M. Cadwell (3)	20,601,446	6.7%

Michael K. Korenko (4)	36,952,543	12%

All Current Directors and Executive Officers as a group (3 individuals) (5)	57,580,901	18.75%

*Less than 1%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of the common stock equivalents within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 24, 2020, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of the common stock equivalents, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 24, 2020, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the common stock equivalents. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that under the terms of the Cadwell Trust, Dr. Cadwell does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	Includes 1,136,137 shares issuable upon conversion of Series A Preferred; 4,816,275 shares issuable upon conversion of Series C Preferred; and 6,425,503 shares issuable upon the exercise of warrants that may be exercised within 60 days of April 24, 2020.

(4)	Includes 125,000 shares issuable upon conversion of Series A Preferred; 825,000 of vested Restricted Stock Units; 29,120,152 shares issuable upon the exercise of stock options exercisable within 60 days of April 24, 2020; and 2,212,321 shares issuable upon the exercise of warrants that may be exercised within 60 days of November 15, 2019.

(5)	Michael Pollack, the Company’s Interim Chief Financial Officer, does not hold any Company securities, and has therefore been omitted from this table.

Beneficial Ownership of the Company’s Series A Convertible Preferred Stock

As of April 24, 2020, there were 2,552,642 shares of Series A Preferred issued and outstanding, convertible into 3,190,803 shares of the Company’s common stock.

The following table sets forth, as of April 24, 2020, the number of shares of Series A Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series A Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Cadwell Family Irrevocable Trust	148,309	5.8%

Carlton M. Cadwell	908,910	35.6%

Michael K. Korenko	100,000	3.9%

All Current Directors and Executive Officers as a group (2 individuals)(3)	1,157,219	45.3%

Major Shareholder(s):

Jason Adelman(4)	381,635	15.0%

L. Bruce Jolliff	197,979	7.8%

Stoel Rives	133,333	5.2%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of (i) the Cadwell Family Irrevocable Trust (the “Cadwell Trust” ) is 909 North Kellogg Street, Kennewick, WA 99336; (ii) Jason Adelman is 40 East 66th Street, New York, NY 10065; (iii) L. Bruce Jolliff is 206 N 41st St. Unit 1, Yakima, WA 98901; (iv) Stoel Rives is One Union Square, 600 University Street, Suite 3600, Seattle, WA 98101 and (v) MEF I, LLP is c/o Magna Management, 40 Wall Street, 58th Floor, New York, NY 10005.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series A Convertible Preferred beneficially owned by the Cadwell Trust.

(3)	Michael Pollack, the Company’s Interim Chief Financial Officer, does not hold any Company securities, and has therefore been omitted from this table.

(4)	Includes 251,800 shares held by Cipher 06, LLC.

Beneficial Ownership of the Company’s Series B Convertible Preferred Stock

As of April 24, 2020, there were 1,013,245 shares of Series B Preferred issued and outstanding, convertible into 12,665,563 shares of the Company’s common stock.

The following table sets forth, as of April 24, 2020, the number of shares of Series B Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series B Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Cadwell Family Irrevocable Trust	-	*	%

Carlton M. Cadwell	-	*	%

Michael K. Korenko	-	*	%

All Current Directors and Executive Officers as a group (2 individuals)	-	*	%

Major Shareholder(s):

Jason Adelman(3)	1,012,882	99%

*Less than 1%

(1)	None of the Company’s directors and executive officers hold any shares of the Company’s Series B Convertible Preferred, and they have therefore been omitted from this table. The address of each of the beneficial owners are as follows: (i) Jason Adelman is 40 East 66th St., New York, NY 10065; and (ii) Cipher 06, LLC, c/o Ellis Lake Capital, 444 Madison Avenue, 40th Floor, New York, NY 10022.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares.

(3)	Includes 200,000 shares of Series B Preferred held by JTA Resources LLC; and 576,592 shares of Series B Preferred held by Cipher 06 LLC, for which the holder has shared voting and investment power.

Beneficial Ownership of the Company’s Series C Convertible Preferred Stock

As of April 24, 2020, there were 385,302 shares of Series C Preferred issued and outstanding, convertible into 4,816,275 shares of the Company’s common stock.

The following table sets forth, as of April 24, 2020, the number of shares of Series C Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series C Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Carlton M. Cadwell	385,302	100%

All Current Directors and Executive Officers as a group (3 individuals) (3)	385,302	100%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336.,

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series C Preferred beneficially owned by the Cadwell Trust.

(3)	Neither Michael Korenko, the Company’s Chief Executive Officer, nor Michael Pollack, the Company’s Interim Chief Financial Officer, hold any shares of the Company’s Series C Preferred, and they have therefore been omitted from this table.

Changes in Control

The Company does not know of any arrangements, including any pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from Related Parties

Beginning in December 2008, the Company has obtained financing from Carlton M. Cadwell, a member of the Company’s Board of Directors and a beneficial owner of more than 10% of the Company’s common stock, in transactions which involved the Company’s issuance of convertible notes and common stock. On September 4, 2015, the Company exchanged $1,414,100 of convertible notes plus $810,538 of accrued interest into 148,311 shares of Series A Convertible Preferred and another $2,224,466 of convertible notes plus $889,838 of accrued interest into 207,620 shares of Series A Convertible Preferred. Additionally, the Company exchanged the remaining $906,572 of convertible notes plus $148,960 accrued interest into a $1,055,532 demand note, 8% interest rate, due on demand at any time after March 31, 2017. Such note was converted into 73,546 shares of Series A Convertible Preferred on May 19, 2016. At December 31, 2016, Mr. Cadwell had an aggregate total of $332,195 in promissory notes. In March 2017, the Company converted the $332,195 promissory note and $51,576 of accrued interest into a new promissory note totaling $383,771, due December 31, 2017. In December 2017, the note due date was extended to May 9, 2018. On October 19, 2018, the $383,771 promissory note and $58,880 of accrued interest was converted into 6,250,000 shares of Company common stock, 385,302 Series B Convertible Preferred shares, and 5,533,138 warrants that are exercisable into Company common stock at an exercise price of $0.08 per share.

During 2018, the Company executed various Path Forward Agreements with Mr. Cadwell and with the Chief Executive Officer of the Company, Michael Korenko, and converted related party debt and accrued interest into shares of common stock, Series B Convertible Preferred Stock and warrants.

On January 24, 2019, the Company entered into a note payable with a trust related to Mr. Cadwell in the amount of $60,000. The note is for a one-year period maturing January 24, 2020 and bears interest at an annual rate of 8.0%. This note is currently in default.

On March 27, 2019 the Company entered into a note payable with a trust related to Mr. Cadwell in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8.0%. This note is currently in default.

On April 29, 2019, the Company entered into a note payable with a trust related to Mr. Cadwell in the amount of $29,000. The note is for a one-year period maturing April 29, 2020 and bears interest at an annual rate of 8.0%.

On May 20, 2019 and May 23, 2019, Mr. Korenko advanced $20,000 collectively to the Company. Mr. Korenko is not charging interest on these amounts advanced and they are short-term advances, due on demand. Of this amount $5,000 was repaid and the balance of $15,000 was converted into a convertible note payable at an annual interest rate of 8% due January 15, 2020. This note was converted in April 2020.

On July 5, 2019, the Company entered into a note payable with a trust related to Mr. Cadwell in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8.0%.

On November 25, 2019, the Company entered into a note payable with a trust related to Mr. Cadwell in the amount of $50,000. The note is for a one-year period maturing November 25, 2020 and bears interest at an annual rate of 8.0%.

In March 2020, Mr. Korenko advanced $15,000 to the Company which was repaid in April 2020.

Independent Directors

The Company’s common stock is traded on the OTCQB Marketplace, which does not impose any independence requirements on the Board of Directors or the board committees of the companies whose stock is traded on that market. The Company has decided to adopt the independence standards of the Nasdaq listing rules in determining whether the Company’s directors are independent. Generally, under those rules a director does not qualify as an independent director if the director or a member of the director’s immediate family has had in the past three years certain relationships or affiliations with the Company, the Company’s auditors, or other companies that do business with the Company. The Company’s Board of Directors has determined that Mr. Cadwell is qualified as an independent director under those Nasdaq rules, and accordingly, would have been qualified under those rules to serve on a compensation committee or a nominating committee, if the Company had established such committees of the Company’s Board of Directors. Dr. Korenko is not an independent director due to his employment by the Company as an executive officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2019 and 2018 were $61,500 and $66,000, respectively, all of which was paid to Fruci & Associates II, PLLC.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2019 and 2018 in the amounts of $7,250 and $7,250, respectively. All services performed by the Company’s Registered Public Accounting Firm, Fruci & Associates II, PLLC have been pre-approved by the Company’s Board of Directors.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2019 and 2018 were $2,750 and $2,500, respectively, all of which was paid to Fruci & Associates II, PLLC.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2019 and 2018 There were no fees incurred to Fruci & Associates II, PLLC related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.	Financial Statements. The Vivos Inc. Balance Sheets as of December 31, 2019 and 2018, the Statements of Operations for the years ended December 31, 2019 and 2018, the Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2019 and 2018, and the Statements of Cash Flows for the years ended December 31, 2019 and 2018, together with the notes thereto and the reports of Fruci & Associates II, PLLC as required by Item 8 are included in this 2019 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.4	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.5	Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).
3.6	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series A Convertible Preferred Stock”, consisting of 2,500,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed June 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015).

3.7	Certificate of Amendment to the Certificate of Incorporation increasing the authorized series of “Series A Convertible Preferred Stock” to 5,000,000 shares, filed March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016).
3.8	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series B Convertible Preferred Stock”, consisting of 5,000,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed October 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.3	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.4	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.5	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.6	Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.7	2015 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed May 25, 2016).
10.8	Washington State University Sub-Award Agreement for the period December 15, 2017 through January 31, 2018.(incorporated by reference to Exhibit 10.13 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.9	The Curators of the University of Missouri Sponsored Research Contract for the period November 1, 2017 through October 31, 2018. (incorporated by reference to Exhibit 10.14 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.11	Employment Agreement by and between Vivos Inc. and Michael Korenko, dated June 4, 2019 (incorporated by reference to Exhibit 6.18 to the Company’s Offering Statement on Form 1-A filed on July 29, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (4)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS INC.

Date: April 28, 2020	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 28, 2020	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2020	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 28, 2020	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Secretary and Chairman of the Board

Vivos Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vivos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vivos, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2016. Spokane, Washington
April 28, 2020

VIVOS INC

BALANCE SHEETS

DECEMBER 31, 2019 AND DECEMBER 31, 2018

	DECEMBER 31, 2019	DECEMBER 31, 2018

ASSETS
Current Assets:
Cash	$20,381	$5,494
Prepaid expenses	23,492	10,992

Total Current Assets	43,873	16,486

TOTAL ASSETS	$43,873	$16,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$511,817	$795,129
Related party accounts payable	32,110	38,610
Accrued interest payable	93,249	59,646
Payroll liabilities payable	100,000	11,451
Convertible notes payable, related party, net	14,500	-
Convertible notes payable, net	434,886	53,824
Promissory notes payable, net of discount	100,000	-
Related party promissory note	237,000	-

Total Current Liabilities	1,523,562	958,660

Total Liabilities	1,523,562	958,660

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value, $0.001, 20,000,000 shares authorized,Series A Convertible Preferred, 5,000,000 shares authorized, 2,552,642 shares issued and outstanding, respectively	2,553	2,553
Additional paid in capital - Series A Convertible preferred stock	8,870,626	8,870,626
Series B Convertible Preferred, 5,000,000 shares authorized, 1,113,245 and 3,305,755 shares issued and outstanding, respectively	1,113	3,306
Additional paid in capital - Series B Convertible preferred stock	665,195	1,876,768
Series C Convertible Preferred, 5,000,000 shares authorized, 821,292 and 0 shares issued and outstanding, respectively	821	-
Additional paid in capital - Series C Convertible preferred stock	674,457	-
Common stock, par value, $0.001, 950,000,000 shares authorized,184,845,821 and 163,445,736 issued and outstanding, respectively	184,846	163,446
Additional paid in capital - common stock	61,721,809	60,132,139
Accumulated deficit	(73,601,109)	(71,991,012)

Total Stockholders’ Deficit	(1,479,689)	(942,174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$43,873	$16,486

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Revenues, net	$9,500	$-
Cost of Goods Sold	(6,028)	-

Gross profit	3,472	-

OPERATING EXPENSES
Sales and marketing expenses	-	11,500
Professional fees	462,952	682,217
Reserved stock units granted	-	113,189
Stock based compensation	608,588	1,164,885
Payroll expenses	120,000	315,000
Research and development	67,584	104,208
General and administrative expenses	74,327	98,638

Total Operating Expenses	1,333,451	2,489,637

OPERATING LOSS	(1,329,979)	(2,489,637)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(261,374)	(5,649,546)
Net gain (loss) on debt extinguishment	(18,744)	605,601
Net loss on derivative liability	-	(186,846)
Grant income	-	17,583

Total Non-Operating Income (Expenses)	(280,118)	(5,213,208)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,610,097)	(7,702,845)

Provision for income taxes	-	-

NET LOSS	$(1,610,097)	$(7,702,845)

Net loss per share - basic and diluted	$(0.01)	$(0.14)

Weighted average common shares outstanding - basic	175,195,600	55,501,248

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

			Additional			Additional			Additional
	Series A Preferred		Paid-In Capital -	Series B Preferred		Paid-In Capital -	Series C Preferred		Paid-In Capital -	Common Stock		Additional Paid-In
	Shares	Amount	Series A Preferred	Shares	Amount	Series B Preferred	Shares	Amount	Series C Preferred	Shares	Amount	Capital - Common	Accumulated Deficit	Total

Balance - December 31, 2017	3,778,622	$3,779	$13,547,780	-	$-	$-	-	$-	$-	8,211,902	$8,212	$46,465,926	$(64,288,167)	$(4,262,470)

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	1,250	1	448	-	449
Conversion of preferred stock into common stock	(574,200)	(575)	(3,236,164)	-	-	-	-	-	-	717,750	718	3,236,021	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	52,094	-	52,094
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	23,766	-	23,766
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(901,185)	(901,185)

Balance - March 31, 2018	3,204,422	3,204	10,311,616	-	-	-	-	-	-	9,008,402	9,009	49,778,177	(65,189,352)	(5,087,346)

Stock issued for:
Settlement of debt	-	-	-	-	-	-	-	-	-	5,143,258	5,143	371,038	-	376,181
Conversion of preferred stock into common stock	(392,467)	(393)	(735,811)	-	-	-	-	-	-	490,584	490	735,714	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	32,801	-	32,801
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	21,645	-	21,645
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(6,011,970)	(6,011,970)

Balance - June 30, 2018	2,811,955	2,811	9,575,805	-	-	-	-	-	-	14,719,744	14,720	50,939,297	(71,201,322)	(10,668,689)

Stock issued for:
Settlement of debt	-	-	-	-	-	-	-	-	-	74,558,393	74,558	2,789,922	-	2,864,480
Conversion of preferred stock into common stock	(41,016)	(41)	(77,671)	-	-	-	-	-	-	51,270	51	77,661	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	19,514	-	19,514
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(26,912,414)	(26,912,414)

Balance - September 30, 2018	2,770,939	2,770	9,498,134	-	-	-	-	-	-	89,406,907	89,407	53,826,316	(98,113,736)	(34,697,109)

Stock issued for:
Cash	-	-	-	110,000	110	54,890	-	-	-	17,078,500	17,078	666,062	-	738,140
Settlement of debt	-	-	-	2,995,755	2,996	1,542,078	-	-	-	48,827,137	48,827	2,346,420	-	3,940,321
Accounts payable and accrued expenses	-	-	-	200,000	200	279,800	-	-	-	7,782,820	7,783	1,377,513	-	1,665,296
Conversion of preferred stock into common stock	(218,297)	(217)	(627,508)	-	-	-	-	-	-	272,872	273	627,452	-	-
Restricted units vested	-	-	-	-	-	-	-	-	-	77,500	78	(78)	-	-
Reserved shares for services	-	-	-	-	-	-	-	-	-	-	-	8,779	-	8,779
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	1,279,675	-	1,279,675
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	26,122,724	26,122,724

Balance - December 31, 2018	2,552,642	2,553	8,870,626	3,305,755	3,306	1,876,768	-	-	-	163,445,736	163,446	60,132,139	(71,991,012)	(942,174)

Stock issued for:
Cash	-	-	-	100,000	100	49,900	-	-	-	1,250,000	1,250	48,750	-	100,000
Conversion of preferred stock into common stock	-	-	-	(524,218)	(525)	(209,163)	-	-	-	6,552,725	6,553	203,135	-	-
Conversion of Series B Preferred into Series C Preferred	-	-	-	(821,292)	(821)	(674,457)	821,292	821	674,457	-	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,721	-	28,721
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	3,792	-	3,792
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(236,382)	(236,382)

Balance - March 31, 2019	2,552,642	2,553	8,870,626	2,060,245	2,060	1,043,048	821,292	821	674,457	171,248,461	171,249	60,416,537	(72,227,394)	(1,046,043)

Conversion of preferred stock into common stock	-	-	-	(517,000)	(517)	(206,283)	-	-	-	6,462,500	6,462	200,338	-	-
Adjustment for fractional shares in reverse split	-	-	-	-	-	-	-	-	-	(140)	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	12,592	-	12,592
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	2,176	-	2,176
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(200,305)	(200,305)

Balance - June 30, 2019	2,552,642	2,553	8,870,626	1,543,245	1,543	836,765	821,292	821	674,457	177,710,821	177,711	60,631,643	(72,427,699)	(1,231,580)

Stock issued for:
Accounts payable	-	-	-	-	-	-	-	-	-	562,500	563	21,937	-	22,500
Services	-	-	-	-	-	-	-	-	-	312,500	312	12,188	-	12,500
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	95,437	-	95,437
Warrants issued for extension of notes payable	-	-	-	-	-	-	-	-	-	-	-	25,656	-	25,656
Options issued for settlement of accounts payable	-	-	-	-	-	-	-	-	-	-	-	33,829	-	33,829
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	457,949	-	457,949
BCF recognized on convertible notes	-	-	-	-	-	-	-	-	-	-	-	59,957	-	59,957
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(669,372)	(669,372)

Balance - September 30, 2019	2,552,642	2,553	8,870,626	1,543,245	1,543	836,765	821,292	821	674,457	178,585,821	178,586	61,338,596	(73,097,071)	(1,193,124)

Stock issued for:
Accounts payable	-	-	-	-	-	-	-	-	-	500,000	500	20,900	-	21,400
Conversion of preferred stock into common stock	-	-	-	(430,000)	(430)	(171,570)	-	-	-	5,375,000	5,375	166,625	-	-
Conversion of restricted stock units into common stock	-	-	-	-	-	-	-	-	-	385,000	385	(385)	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	14,299	-	14,299
Warrants issued in settlement of litgation	-	-	-	-	-	-	-	-	-	-	-	18,500	-	18,500
Options issued for settlement of payables	-	-	-	-	-	-	-	-	-	-	-	14,812	-	14,812
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	148,462	-	148,462
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(504,038)	(504,038)

Balance - December 31, 2019	2,552,642	$2,553	$8,870,626	1,113,245	$1,113	$665,195	821,292	$821	$674,457	184,845,821	$184,846	$61,721,809	$(73,601,109)	$(1,479,689)

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(1,610,097)	$(7,702,845)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible debt discount	134,034	791,928
Amortization of BCF discount	55,740	-
Common stock issued for services	12,500	449
Stock options and warrants for services	612,379	1,325,085
Warrants issued for interest expense	25,656	-
Reserved stock units issued for services	-	113,189
Derivatives recorded as loan fees	-	4,636,517
(Gain) on debt extinguishment	-	(605,601)
Forgiveness of debt	(34,106)	-
Loss on fair value of derivative liability	-	186,846
Changes in assets and liabilities
Prepaid expenses and other assets	(12,500)	(3,612)
Accounts payable and accrued expenses	(136,371)	(1,338)
Accounts payable and accrued expenses from related party	(6,500)	(128,178)
Payroll liabilities	88,549	466,941
Accrued interest	33,603	220,165
Total adjustments	772,984	7,002,391

Net cash used in operating activities	(837,113)	(700,454)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from related party notes payable	237,000	-
Proceeds from sale of preferred stock	50,000	55,000
Proceeds from sale of common stock	50,000	683,140
Proceeds from convertible debt	500,000	50,000
Repayment of convertible notes	-	(200,000)
Proceeds from promissory notes - related party, net of repayments	15,000	109,491
Net cash provided by financing activities	852,000	697,631

NET INCREASE (DECREASE) IN CASH	14,887	(2,823)

CASH - BEGINNING OF PERIOD	5,494	8,317

CASH - END OF PERIOD	$20,381	$5,494

CASH PAID DURING THE PERIOD FOR:
Interest expense	$4,000	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$588,487	$4,678,380
Conversion of convertible preferred B into convertible preferred C	$675,278	$-
Recognition of debt discount at inception of notes payable	$151,048	$-
Recognition of BCF discount at inception of notes payable	$59,957	$-
Common stock issued in settlement of accounts payable	$43,900	$-
Common and referred stock issued for accounts payable and accrued payroll	$-	$1,665,296
Stock options issued in settlement of accounts payable	$48,643	$-
Warrants issued for settlement of litigation	$18,500	$-
Vesting of restricted stock units	$-	$2,480
Reclassification of shareholder advances to convertible notes payable	$15,000	$35,212
Reclassification of accrued interest to related party notes payable and convertible notes payable	$-	$1,343
Conversion of notes payable and accrued interest into common stock	$-	$7,290,473

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 1: ORGANIZATION & BASIS OF PRESENTATION

Business Overview

Vivos Inc. (the “Company”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation, and on December 28, 2017, the Company began operating as Vivos Inc. The Company has authorized capital of 950,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share.

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

The testing at the University of Missouri met its objective to demonstrate the safety of IsoPet®. Using its advanced CT and PET equipment it was able to demonstrate that the dose calculations were accurate and that the injections perfused into the cell interstices and did not stay concentrated in a bolus. This results in a more homogeneous dose distribution. There was insignificant spread of Y-90 outside the points of injection demonstrating the effectiveness of the particles and the gel to localize the radiation with no spreading to the blood or other organs nor to urine or fecal material. This confirms that IsoPet® is safe for same day therapy.

The effectiveness of IsoPet® for life extension was not the prime objective, but it resulted in valuable insights. Of the cases one is still cancer-free but the others eventually recurred since there was not a strong focus on treating the margins. The University of Missouri has agreed to become a regional center to administer IsoPet® therapy and will incorporate the improvements suggested by the testing program.

The Company anticipates that future profits, if any, will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from licensing to private medical and veterinary clinics in the U.S. and internationally. The Company intends to report the results from the IsoPet® Solutions division as a separate operating segment in accordance with GAAP.

Commencing in July 2019, the Company recognized its first commercial sale of IsoPet®. A doctor brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400Gy with heavy therapy at the margins. This sale met the revenue recognition requirements under ASC 606 as the performance obligation was satisfied. The Company completed sales for an additional four animals that received the IsoPet® during 2019.

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

The Company has completed its reverse stock split which was approved by FINRA and went effective on June 28, 2019 which will enable them to begin the process of raising capital through their Regulation A+ which was filed with the Securities and Exchange Commission (“SEC”) now that the Company has available authorized shares to issue and received approval form the SEC in November 2019.

The intent is to obtain up to $3,000,000 in tranches of $250,000 over time. The Company intends to use these proceeds as follows:

For the animal therapy market:

●	Fund the effort to communicate the benefits of IsoPet® to the veterinary community and the pet parents.
●	Conduct additional clinical studies to generate more data for the veterinary community
●	Subsidize some IsoPet® therapies, if necessary, to ensure that all viable candidates are treated.
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System.
●	Complete the pre-clinical testing that has been previously defined and report the bulk of the results to the FDA in a pre-submission meeting.
●	Use the feedback from that meeting to write the IDE (Investigational Device Exemption), which is required to initiate clinical trials.

The Company has raised $125,280 in proceeds under this Regulation A+ in March 2020, which was in escrow until April 2020 at which time it was deposited into the Company’s accounts. The common shares for these proceeds were issued in April 2020. In addition, the Company converted their outstanding convertible notes payable of $415,000, $23,427 in accrued interest and $87,686 in an exchange premium stipulated in the note agreements into shares of common stock effective March 31, 2020. These shares were issued in April 2020, however effective as of March 31, 2020.

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

The Company has been impacted from the effects of COVID-19. The Company’s headquarters are in Northeast Washington however there focus of the animal therapy market has been the Northwestern sector of the United States, the initial epicenter of the COVID-19 outbreak in the United States. In addition to a slow down in the marketing of the services, the volatility of the stock market has contributed to a lack of funds that ordinarily may have been available to the Company. The Company is hopeful that by the end of the third quarter of 2020, they will be allowed to continue their marketing to the animal therapy market and attempt to increase the exposure to their product and generate revenue accordingly.

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

As of December 31, 2019, the Company has $20,381 cash on hand. There are currently commitments to vendors for products and services purchased that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company. The Company was able to execute the following transactions to improve their balance sheet and decrease the liabilities incurred and increase their cash flow:

●	In November 2019, the Company had its Regulation A+ approved by the Securities and Exchange Commission for an offering up to 150 million shares of common stock.

●	During the Company’s second and third fiscal quarters, the Company secured approximately $300,000 in convertible promissory notes.

●	The Company recognized its first few sales of IsoPet®.

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

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consisted of finished goods. The Company has no inventory for the years ended December 31, 2019 and 2018.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019 and 2018, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

Future minimum royalties for the years ended December 31 are noted below:

Calendar Year	Minimum Royalties per Calendar Year
2020	$10,000
2021	10,000
2022	4,000
Total	$24,000

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

The 2020 fee was paid in January 2020.

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

There have been no such capitalized costs in the years ended December 31, 2019 and 2018, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

The Company recognized revenue as they (i) identified the contracts with ach customer; (ii) identified the performance obligation in each contract; (iii) determined the transaction price in each contract; (iv) were able to allocate the transaction price to the performance obligations in the contract; and (v) recognized revenue upon the satisfaction of the performance obligation. Upon the sales of the product to complete the procedures on the animals, the Company recognized revenue as that was considered the performance obligation.

All revenue generated during the year ended December 31, 2019 related to sales of product.

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

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the years ended December 31, 2019 and 2018, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of December 31, 2019 and 2018, which include the following:

	December 31, 2019	December 31, 2018
Convertible debt	10,914,782	17,594
Preferred stock	27,372,515	44,512,740
Common stock options	34,524,580	11,318,021
Common stock warrants	31,286,847	23,052,472
Total potential dilutive securities	104,098,724	78,900,827

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

The Company incurred $67,584 and $104,208 research and development costs for the years ended December 31, 2019, and 2018, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed for the years ended December 31, 2019, and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company incurred $0 and $11,500, respectively, in advertising and marketing costs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of materials.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of December 31, 2019 and 2018.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the years ended December 31, 2019 and 2018. The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2019 and 2018.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2019 and 2018, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The adoption of this standard did not have a material impact on its financial statements. The Company has determined that no amounts had to be revalued upon adoption of this amendment.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Production equipment	$-	$15,182
Less accumulated depreciation	-	(15,182)
	$-	$-

There is no depreciation expense for the years ended December 31, 2019 and 2018.

In June 2019, the Company sold the one piece of equipment still held for $0. The basis of this piece of equipment was also $0, resulting in no gain or loss on the sale.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

As of December 31, 2019 and 2018, the Company had the following related party convertible notes outstanding:

	December 31, 2019		December 31, 2018
	Principal	Accrued Interest	Principal	Accrued Interest
September 2019 $15,000 Note, 8% interest, due January 2020	$15,000	$321	$-	$-
Other related party notes	-	1,054	-	1,054
March 2017 $332,195 Note, 10% interest, due May 2017	-	-	-	-
Total Convertible Notes Payable, Net	$15,000	$1,375	$-	$1,054
Less: Debt Discount	(500)	-	-	-
	$14,500	$1,375	$-	$1,054

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

The Company from time to time receives non-interest bearing advancers from its Chief Executive Officer that are due on demand. During the year ended December 31, 2019, the Company received $20,000 in advances and repaid $5,000 of these and had $15,000 outstanding at September 24, 2019. On September 24, 2019, these advances were converted into a convertible note at 8% interest which matures January 15, 2020. Interest on this note for the period ended December 31, 2019 amounted to $321, and this amount is accrued at December 31, 2019. The Chief Executive Officer received 150,000 warrants when the advances were converted into this convertible note payable. The Company recognized a discount on the convertible note of $3,721 as a result of the warrants which are being amortized over the life of the note through January 15, 2020. The Company is in default of this note. As a result of the default, the interest rate charged was changed to 12.5% through conversion of this note in April 2020.

Interest expense for the years ended December 31, 2019 and 2018 on the related party convertible notes payable amounted to $321 and $29,650, respectively.

Related Party Notes Payable

As of December 31, 2019 and December 31, 2018, the Company had the following related party notes outstanding:

	December 31, 2019		December 31, 2018
	Principal	Accrued Interest	Principal	Accrued Interest
January 2019 $60,000 Note, 8% interest, due January 2020	$60,000	$4,472	$-	$-
March 2019 $48,000 Note, 8% interest, due March 2020	48,000	2,927	-	-
April 2019 $29,000 Note, 8% interest, due April 2020	29,000	1,559	-	-
July 2019 $50,000 Note 8% interest, due July 2020	50,000	1,956	-	-
November 2019 $50,000 Note 8% interest, due November 2020	50,000	393	-	-

Total Related Party Notes Payable, Net	$237,000	$11,307	$-	$-

On January 24, 2019 the Company entered into a note payable with a trust related to one of the Company’s directors in the amount of $60,000. The note is for a one-year period which was to mature January 24, 2020 and bears interest at an annual rate of 8.00%. The Company is in default of this note.

On March 27, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. On April 29, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $29,000. On July 5, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8%. On November 25, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing November 25, 2020 and bears interest at an annual rate of 8%. Interest expense for these notes for the year ended December 31, 2019 and accrued interest at December 31, 2019 is $11,307.

The Company borrowed $15,000 in March 2020 from its CEO and repaid this amount in April 2020.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $32,110 and $38,610 as of December 31, 2019 and 2018, respectively.

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

The Company’s Chairman converted the Series B Convertible Preferred Shares into Series C Convertible Preferred Shares and as of April 2020, the 385,302 shares that are issued in the Series C Convertible Preferred Stock are all to the Chairman.

In April 2020, effective March 31, 2020, the Company converted the $15,000 convertible note payable along with $619 in accrued interest and an exchange premium of $3,124 into 694,178 shares of common stock. This was part of the Regulation A+.

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of December 31, 2019 and 2018, the Company had the following convertible notes outstanding:

	December 31, 2019		December 31, 2018
	Principal	Accrued Interest	Principal	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$39,998	$45,000	34,603
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
May 2019 $60,000 Note convertible into common shares at $0.04 per share, 8% interest, due October 30, 2019	60,000	3,264	-	-
July 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	50,000	1,880	-	-
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	50,000	1,235	-	-
September 2019 $38,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	38,000	939	-	-
September 2019 $25,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	25,000	612	-	-
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	50,000	1,213	-	-
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	50,000	1,202	-	-
September 2019 $37,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	37,000	833	-	-
December 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due March 31, 2020	50,000	-	-	-
Penalties on notes in default	10,618	-	8,824	-
Total Convertible Notes Payable, Net	$465,618	$75,166	$53,824	$58,593
Less: BCF Discount	(6,187)	-	-	-
Less: Debt Discount	(24,545)	-	-	-
	$434,886	$75,166	$53,824	$58,593

Interest expense for the years ended December 31, 2019 and 2018 on the convertible notes payable amounted to $16,563 and $187,741, respectively.

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

The Company entered into a $50,000 convertible promissory note dated May 31, 2019, that was to mature October 30, 2019. The convertible promissory note bears interest at a rate of 8%, The convertible promissory note is convertible into shares of common stock at a price of $0.032 per share. Upon the closing of an equity financing pursuant to an effective registration statement with gross proceeds to the Company totaling at least $250,000 exclusive of any exchanges (“Qualified Financing”), the outstanding principal amount of this convertible promissory note together with all accrued and unpaid interest shall be exchanged into such securities as are issued in the Qualified Financing at a rate of 1.20. Upon an exchange, the Payee shall be granted all rights afforded to an investor in the Qualified Financing. The $10,000 contingent exchange amount is classified as original issue discount and will be amortized over the life of the convertible promissory note. The convertible promissory noteholder received 625,000 warrants at an exercise price of $0.04 per share, that have a term of two years. The warrants were valued at $12,592 and represent a debt discount, which were amortized over the life of the convertible promissory note.

The Company entered into $300,000 in convertible promissory notes in July and September 2019, that were to mature January 15, 2020. The convertible promissory notes bear interest at a rate of 8%, The convertible promissory notes are convertible into shares of common stock at a price of $0.04 per share. Upon the closing of an equity financing pursuant to an effective registration statement with gross proceeds to the Company totaling at least $250,000 exclusive of any exchanges (“Qualified Financing”), the outstanding principal amount of this convertible promissory notes together with all accrued and unpaid interest shall be exchanged into such securities as are issued in the Qualified Financing at a rate of 1.20. Upon an exchange, the Payee shall be granted all rights afforded to an investor in the Qualified Financing. The convertible promissory noteholders received 3,000,000 warrants at an exercise price ranging between $0.06 and $0.08 per share, that have a term of two years. The warrants were valued at $91,716 and represent a debt discount, which will be amortized over the life of the convertible promissory notes. In addition, the Company recognized a beneficial conversion feature discount to the notes of $59,957 that is being amortized over the life of the notes. For the year ended December 31, 2019, the Company recognized $53,770 in amortization of the BCF discount.

The Company is in default of these notes. As a result of the default, the interest rate charged was changed to 12.5% up through the conversion of this note effective March 31, 2020.

The Company entered into $50,000 in a convertible promissory note on December 31, 2019, that matures March 31, 2020. The convertible promissory notes bear interest at a rate of 8%, The convertible promissory note is convertible into shares of common stock at a price of $0.04 per share. Upon the closing of an equity financing pursuant to an effective registration statement with gross proceeds to the Company totaling at least $250,000 exclusive of any exchanges (“Qualified Financing”), the outstanding principal amount of this convertible promissory notes together with all accrued and unpaid interest shall be exchanged into such securities as are issued in the Qualified Financing at a rate of 1.20. Upon an exchange, the Payee shall be granted all rights afforded to an investor in the Qualified Financing. The convertible promissory noteholders received 625,000 warrants at an exercise price of $0.06 per share, that have a term of two years. The warrants were valued at $14,299 and represent a debt discount, which will be amortized over the life of the convertible promissory note. This note was converted effective March 31, 2020.

NOTE 6: PROMISSORY NOTES PAYABLE

As of December 31, 2019 and December 31, 2018, the Company had the following promissory notes outstanding:

	December 31, 2019		December 31, 2018
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
February 2019, two promissory notes for $50,000 each (total of $100,000), maturing August 2019, extended to February 2020, at 8.00% interest (originally) and now 15% interest	$100,000	$5,410	$-	-
Debt discount	(-)	-	-	-
Total Promissory Notes Payable, Net	$100,000	$5,410	$-	$-

The Company issued two separate promissory notes on February 20, 2019 at $50,000 each (total of $100,000) that were to mature on August 20, 2019 and accrued interest at 8.00% per annum. In connection with the promissory notes, the Company issued warrants to purchase 1,250,000 shares of common stock. The Company recorded the relative fair value of the warrants as a debt discount of $28,721 and amortized the discount over the life of the note (6 months). Amortization of debt discount for the year ended December 31, 2019 was $28,721 and is recorded as interest expense on the statement of operations for the year ended December 31, 2019.

On August 20, 2019, the two noteholders agreed to extend these notes another six-months to February 20, 2020, then amended again for six-months and the notes now mature August 20, 2020. In consideration for the extension, the note holders received 750,000 warrants (375,000 each) and the interest rate on the notes increased from 8% to 15% per annum. The accrued interest at August 20, 2019 of $4,000 was paid to the note holders. The interest expense on these notes for the year ended December 31, 2019 amounted to $9,410, of which $5,410 is accrued for as of December 31, 2019.

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

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryover	$5,890,000	$5,760,000
Interest expense	15,000	-
Related party accrual	23,400	2,300
Capital Loss Carryover	3,400	3,400
Deferred tax liabilities
Depreciation	(2,100)	(2,100)
Valuation allowance	(5,929,700)	(5,763,600)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2019 and 2018 due to the following:

	December 31, 2019	December 31, 2018
Book income (loss)	$(338,100)	$(1,617,600)
Forgiveness of debt	(7,200)	-
Depreciation	(1,100)	(1,100)
Interest expense	15,000	-
Related party accrual	21,100	(108,300)
Meals and entertainment	-	300
Stock for services	2,600	100
Options expense	134,000	302,000
Non-cash interest expense	39,900	1,046,900
Other non-deductible expenses	-	261,800
Valuation allowance	133,800	115,900
Income tax expense	$-	$-

At December 31, 2019, the Company had net operating loss carryforwards of approximately $28,045,000.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is located in the state of Washington and Washington state does not require the filing of income taxes. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of December 31, 2019 and December 31, 2018, the Company has 184,845,821 and 163,445,736 shares issued and outstanding, respectively.

On March 28, 2019, the Company’s board of directors approved a reverse 1-for-8 stock split, and a decrease in the authorized shares from 2,000,000,000 to 950,000,000. The reverse stock split went effective by FINRA on June 28, 2019.

Preferred Stock

As of December 31, 2019 and 2018, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

The Company issued 18,390,225 shares of common stock in consideration for the conversion of 1,471,218 shares of Series B Convertible Preferred.

The Company issued 821,292 shares of Series C Convertible Preferred in exchange for 821,292 shares of Series B Convertible Preferred.

The Company issued 1,062,500 shares of common stock in a settlement of accounts payable valued at $43,900. This includes 500,000 shares to the Company’s former CEO in settlement of that litigation (see Note 9).

The Company issued 312,500 shares of common stock for services rendered in connection with the raising of debt instruments valued at $12,500.

The Company issued 385.000 shares of common stock in conversion of vested restricted stock units.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2017	152,813	$4.00-120.00	3.91 years	$-	$1.08

Options granted	11,165,208	$0.11	-		$-
Options exercised	-	$-	-		$-
Options expired	-	$-	-		$-

Balance at December 31, 2018	11,318,021	$0.11-120.00	-	$-	$0.24

Options granted	23,252,809	$0.025 4-0.04	-		$-
Options exercised	-	$-	-		$-
Options expired	(46,250)	$-	-		$-

Balance at December 31, 2019	34,524,580	$0.024-120.00	6.49 years	$277,973	$0.08

Exercisable at December 31, 2019	34,428,955	$0.024-120.00	6.48 years	$276,729	$0.08

In June 2019, the Company issued 382,500 stock options to consultants that vest through June 30, 2020. The grant date of these options was June 17, 2019, the date of board approval. On June 21, 2019, 46,250 stock options expired that were issued June 21, 2016. There was $6,529 expensed in 2019 and $2,176 remaining to be expensed through June 30, 2020 for these options.

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

In September 2019, the Company granted 1,000,000 stock options in a settlement agreement for past due legal fees. The options have a ten-year life and vest immediately. These options were valued at $33,829 which offset accounts payable. The Company recognized a gain of $34,106 on this transaction which is included in the net (gain) loss on debt extinguishment in the statement of operations for the year ended December 31, 2019.

In September 2019, the Company granted 500,000 stock options to a consultant for services rendered. The options have a ten-year life and vest immediately. These options were valued at $16,915.

In December 2019, the Company granted 370,309 stock options to consultants for accounts payable. The options have a ten-year life and vest immediately. These options were valued at $14,812.

During the years ending December 31, 2019 and 2018, the Company recognized $608,588 and $1,164,885, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2017	38,026	$0.14	1.19 years	$749	$0.32

Warrants granted	23,043,663	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	(29,217)	$-	-		$

Balance at December 31, 2018	23,052,472	$0.08-80.00	1.77 years	$-	$0.08

Warrants granted	8,234,375	$0.04-0.08	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	,	$-	-		$

Balance at December 31, 2019	31,286,847	$0.04-80.00	0.97 years	$-	$0.10

Exercisable at December 31, 2019	31,286,847	$0.04-80.00	0.97 years	$-	$0.10

For the year ended December 31, 2018, the Company granted 2,416,410 warrants to settle accrued payroll, 7,925,503 warrants to settle other payables, 2,725,000 warrants to settle accounts payable, 750,000 warrants issued for consulting services and 9,226,750 warrants in the issuance of shares issued for cash.

For the year ended December 31, 2019, the Company granted 1,250,000 warrants in the issuance of common and preferred shares issued for cash to accredited investors, 5,650,000 warrants in the issuance of promissory notes (recorded as a debt discount valued at $151,048), 750,000 warrants for the extension of promissory notes, recorded as interest expense valued at $25,656, 500,000 warrants for settlement of accounts payable valued at $18,500 (see Note 9) and 84,375 warrants issued for consulting services valued at $3,792.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2017	717,500	$0.59

RSU’s granted	-	$-
RSU’s vested	(310,000)	$-
RSU’s forfeited	(145,000)	$-

Balance at December 31, 2018	262,500	$0.59

RSU’s granted	-	$-
RSU’s vested	-	$-
RSU’s forfeited	-	$-

Balance at December 31, 2019	262,500	$0.59

During the years ended December 31, 2019 and 2018, the Company recognized $0 and $113,189 worth of expense related to the vesting of its RSU’s, respectively. As of December 31, 2019, the Company had $155,400 worth of expense yet to be recognized for RSU’s not yet vested.

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

On November 25, 2019, the Company and its current and former directors entered into a Settlement Agreement with the Plaintiff. Under the terms of the Settlement Agreement, the Company has agreed to issue 500,000 shares of common stock and 500,000 warrants to the Plaintiff, make an initial payment of $33,503 by December 4, 2019 and beginning on December 16, 2019, the Company will make payments of $10,000 per month for 10 months in full satisfaction of the Separation Agreement and General Release originally entered into on July 21, 2017.

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

NOTE 11: CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company had one customer that represented 100% of the Company’s total revenues for the year ended December 31, 2019. The customer that represented 100% of the Company’s total revenue for the year ended December 31, 2019 had no net accounts receivable balance at December 31, 2019.

The loss of a significant customer representing the percentage of total revenue would have a temporary adverse effect on the Company’s revenue, which would continue until the Company located new customers to replace them.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. As of December 31, 2019 and 2018, the Company had no allowance or bad debt expense recorded.

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

NOTE 12: SUBSEQUENT EVENTS

The Company in January 2020 paid $50,000 to redeem 100,000 shares of Series B Convertible Preferred Stock. The redemption price was agreed to by the investor.

The Company issued a convertible note in the amount of $100,000 to an accredited investor. The note bears interest at 8% per annum and matures March 31, 2020. The Company granted 1,250,000 warrants with an exercise price of $0.06 per share and a term of two years with this note and amended 1,312,500 previously issued warrants held by the investor to provide for a $.06 exercise price and an expiration date of March 31, 2022.

All of the notes (convertible and non-convertible) that had a maturity date of January 15, 2020 were in default, resulting in a default interest rate of 12.5% from this date through the date they were converted effective March 31, 2020.

In January 2020, the Company converted 435,990 shares of Series C Convertible Preferred stock into 5,449,875 shares of common stock.

On February 15, 2020, the two notes for $50,000 each were extended to August 15, 2020.

In March 2020, the Company entered into agreements to issue 4,640,000 shares of common stock conditioned upon the qualification of the offer and sale of such shares under Regulation A+ for $125,280. Additionally, the Company agreed to issue 2,320,000 warrants with a term of two years and an exercise price of $.045 for a purchase price of $1,243.

In March 2020, certain holders of convertible promissory notes entered into agreements to exchange certain notes totaling $526,113, including $415,000 in principal amount, $23,427 in accrued interest and an exchange premium as provided for in the note agreements of $87,686 into 19,485,668 shares of common stock effective upon the qualification of the offer and sale of such shares under Regulation A+. In connection with the holder’s agreement to enter into the exchange, the Company intends to issue 2,075,000 warrants with a two-year term and an exercise price of $0.045 per share and amend 4,400,000 previously issued warrants to provide for a $.045 exercise price and an expiration date of March 31, 2022.

