Form 10-K/A
period 2019-12-31
VIVOS INC
filed 2020-05-20
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-53497

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

EXPLANATORY NOTE

Vivos Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 16, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On March 16, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. The State of Washington, where the Company has its base operations as well as certain of its vendors, was one of the epicenters for the coronavirus pandemic (“COVID-19”). The Company has closed its offices and requested that all employees work remotely until further notice. Employees affected include certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. In view of these ongoing circumstances, the Company was unable to timely provide to its auditors and accountants the financial records to provide consent, which resulted in the Company being unable to timely file an accurate Annual Report on Form 10-K for its year ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until April 18, 2020, and therefore relied on the Order due to circumstances related to COVID-19.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment No. 1 an amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivos Inc.

Date: May 20, 2020	By:	/s/ Michael K. Korenko
Michael K. Korenko
Chief Executive Officer