Form 10-Q
period 2020-06-30
VIVOS INC
filed 2020-08-06
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2020

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

As of August 5, 2020, there were 232,848,376 shares of the registrant’s common stock outstanding, 2,552,642 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 1,013,245 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS INC

BALANCE SHEETS

JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	JUNE 30,	DECEMBER 31,
	2020	2019
	(UNAUDITED)

ASSETS
Current Assets:
Cash	$248,855	$20,381
Prepaid expenses	50,704	23,492

Total Current Assets	299,559	43,873

TOTAL ASSETS	$299,559	$43,873

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$414,757	$511,817
Related party accounts payable	32,110	32,110
Accrued interest payable	93,821	93,249
Payroll liabilities payable	150,000	100,000
Convertible notes payable, related party, net	-	14,500
Convertible notes payable, net	56,513	434,886
Promissory notes payable, net of discount	100,000	100,000
Related party promissory note	237,000	237,000

Total Current Liabilities	1,084,201	1,523,562

Total Liabilities	1,084,201	1,523,562

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,552,642 shares issued and outstanding, respectively	2,553	2,553
Additional paid in capital - Series A Convertible preferred stock	8,870,626	8,870,626
Series B Convertible Preferred, 5,000,000 shares authorized, 1,013,245 and 1,113,245 shares issued and outstanding, respectively	1,013	1,113
Additional paid in capital - Series B Convertible preferred stock	615,295	665,195
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 and 821,292 shares issued and outstanding, respectively	385	821
Additional paid in capital - Series C Convertible preferred stock	500,507	674,457
Common stock, par value, $0.001, 950,000,000 shares authorized, 232,848,376 and 184,845,821 issued and outstanding, respectively	232,848	184,846
Additional paid in capital - common stock	63,112,558	61,721,809
Shares to be issued	-	-
Accumulated deficit	(74,120,427)	(73,601,109)

Total Stockholders' Deficit	(784,642)	(1,479,689)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$299,559	$43,873

The accompanying notes are an integral part of these financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2020	2019	2020	2019

Consulting revenues, net	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	111,269	269,173	57,277	102,638
Stock based compensation	2,176	5,968	2,176	2,176
Payroll expenses	60,000	60,000	30,000	30,000
Research and development	17,425	43,702	16,397	20,016
General and administrative expenses	57,957	19,376	22,603	18,186

Total Operating Expenses	248,827	398,219	128,453	173,016

OPERATING LOSS	(248,827)	(398,219)	(128,453)	(173,016)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(273,491)	(38,468)	(33,634)	(27,289)
Other income	3,000	-	3,000	-

Total Non-Operating Income (Expenses)	(270,491)	(38,468)	(30,634)	(27,289)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(519,318)	(436,687)	(159,087)	(200,305)

Provision for income taxes	-	-	-	-

NET LOSS	$(519,318)	$(436,687)	$(159,087)	$(200,305)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	169,693,285	169,693,285	173,196,401	173,196,401

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Shares to be	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Issued	Deficit	Total

Balance - December 31, 2018	2,552,642	$2,553	$8,870,626	3,305,755	$3,306	$1,876,768	-	$-	$-	163,445,736	$163,446	$60,132,139	$-	$(71,991,012)	$(942,174)

Stock issued for:
Cash	-	-	-	100,000	100	49,900	-	-	-	1,250,000	1,250	48,750	-	-	100,000
Conversion of preferred stock into common stock	-	-	-	(524,218)	(525)	(209,163)	-	-	-	6,552,725	6,553	203,135	-	-	-
Conversion of Series B Preferred into Series C Preferred	-	-	-	(821,292)	(821)	(674,457)	821,292	821	674,457	-	-	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,721	-	-	28,721
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	3,792	-	-	3,792
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(236,382)	(236,382)

Balance - March 31, 2019	2,552,642	2,553	8,870,626	2,060,245	2,060	1,043,048	821,292	821	674,457	171,248,461	171,249	60,416,537	-	(72,227,394)	(1,046,043)

Conversion of preferred stock into common stock	-	-	-	(517,000)	(517)	(206,283)	-	-	-	6,462,500	6,462	200,338	-	-	-
Adjustment for fractional shares in reverse split	-	-	-	-	-	-	-	-	-	(140)	-	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	12,592	-	-	12,592
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	2,176	-	-	2,176
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(200,305)	(200,305)

Balance - June 30, 2019	2,552,642	2,553	8,870,626	1,543,245	1,543	836,765	821,292	821	674,457	177,710,821	177,711	60,631,643	-	(72,427,699)	(1,231,580)

Stock issued for:
Accounts payable	-	-	-	-	-	-	-	-	-	562,500	563	21,937	-	-	22,500
Services	-	-	-	-	-	-	-	-	-	312,500	312	12,188	-	-	12,500
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	95,437	-	-	95,437
Warrants issued for extension of notes payable	-	-	-	-	-	-	-	-	-	-	-	25,656	-	-	25,656
Options issued for settlement of accounts payable	-	-	-	-	-	-	-	-	-	-	-	33,829	-	-	33,829
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	457,949	-	-	457,949
BCF recognized on convertible notes	-	-	-	-	-	-	-	-	-	-	-	59,957	-	-	59,957
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(669,372)	(669,372)

Balance - September 30, 2019	2,552,642	2,553	8,870,626	1,543,245	1,543	836,765	821,292	821	674,457	178,585,821	178,586	61,338,596	-	(73,097,071)	(1,193,124)

Stock issued for:
Accounts payable	-	-	-	-	-	-	-	-	-	500,000	500	20,900	-	-	21,400
Conversion of preferred stock into common stock	-	-	-	(430,000)	(430)	(171,570)	-	-	-	5,375,000	5,375	166,625	-	-	-
Conversion of restricted stock units into common stock	-	-	-	-	-	-	-	-	-	385,000	385	(385)	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	14,299	-	-	14,299
Warrants issued in settlement of litgation	-	-	-	-	-	-	-	-	-	-	-	18,500	-	-	18,500
Options issued for settlement of payables	-	-	-	-	-	-	-	-	-	-	-	14,812	-	-	14,812
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	148,462	-	-	148,462
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(504,038)	(504,038)

Balance - December 31, 2019	2,552,642	2,553	8,870,626	1,113,245	1,113	665,195	821,292	821	674,457	184,845,821	184,846	61,721,809	-	(73,601,109)	(1,479,689)

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	-	-	-	6,870	-	6,870
Note conversions	-	-	-	-	-	-	-	-	-	-	-	-	526,113	-	526,113
Redemption of preferred stock in convertible note agreement	-	-	-	(100,000)	(100)	(49,900)	-	-	-	-	-	-	-	-	(50,000)
Conversion of preferred stock into common stock	-	-	-	-	-	-	(435,990)	(436)	(173,950)	5,449,875	5,449	168,937	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,482	-	-	28,482
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	77,883	-	-	77,883
Share adjustmnet	-	-	-	-	-	-	-	-	-	(62)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(360,231)	(360,231)

Balance - March 31, 2020	2,552,642	2,553	8,870,626	1,013,245	1,013	615,295	385,302	385	500,507	190,295,634	190,295	61,997,111	532,983	(73,961,340)	(1,250,572)

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	18,440,000	18,440	479,440	(6,870)	-	491,010
Note conversions	-	-	-	-	-	-	-	-	-	24,112,742	24,113	626,931	(526,113)	-	124,931
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	6,900	-	-	6,900
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	2,176	-	-	2,176
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(159,087)	(159,087)

Balance - June 30, 2020	2,552,642	$2,553	$8,870,626	1,013,245	$1,013	$615,295	385,302	$385	$500,507	232,848,376	$232,848	$63,112,558	$-	$(74,120,427)	$(784,642)

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	2020	2019
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(519,318)	$(436,687)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible debt discount	53,527	25,374
Amortization of BCF discount	6,187	-
Stock options and warrants for services	2,176	5,968
Warrants issued for interest expense	77,883	-
Exchange premium in conversion of notes	98,508	-
Changes in assets and liabilities
Prepaid expenses and other assets	(27,212)	(28,793)
Accounts payable and accrued expenses	(97,060)	(14,941)
Accounts payable and accrued expenses from related party	-	1,975
Payroll liabilities	50,000	38,549
Accrued interest	29,003	9,563
Total adjustments	193,012	37,695

Net cash used in operating activities	(326,306)	(398,992)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from related party notes payable	-	137,000
Redemption of preferred stock	(50,000)	-
Proceeds from sale of preferred stock	-	50,000
Proceeds from sale of common stock	-	50,000
Proceeds from sale of common stock and warrants	504,780	-
Proceeds from convertible debt	100,000	-
Proceeds from promnissory notes	-	150,000
Proceeds from related party advances, net of repayments	-	15,000
Net cash provided by financing activities	554,780	402,000

NET INCREASE (DECREASE) IN CASH	228,474	3,008

CASH - BEGINNING OF PERIOD	20,381	5,494

CASH - END OF PERIOD	$248,855	$8,502

CASH PAID DURING THE PERIOD FOR:
Interest expense	$7,500	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$174,386	$416,487
Conversion of convertible preferred B into convertible preferred C	$-	$675,278
Recognition of debt discount at inception of notes payable	$28,482	$41,313
Conversion of notes payable and accrued interest into common stock	$651,044	$-

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2020 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 28, 2020.

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

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consisted of finished goods. The Company has no inventory for the six-months ended June 30, 2020 and for the year ended December 31, 2019.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2020 and December 31, 2019, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

Future minimum royalties for the years ended December 31 are noted below:

Minimum
Royalties per
Calendar Year	Calendar Year
2020	$10,000
2021	10,000
2022	4,000
Total	$24,000

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

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the six months ended June 30, 2020 and 2019, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of June 30, 2020 and December 31, 2019, which include the following:

	June 30, 2020	December 31, 2019
Convertible debt	2,368	10,914,782
Preferred stock	20,672,640	27,372,515
Common stock options	34,524,580	34,524,580
Common stock warrants	43,956,847	31,286,847
Total potential dilutive securities	99,156,435	104,098,724

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

The Company incurred $17,425 and $43,702 research and development costs for the six months ended June 30, 2020, and 2019, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the three months then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. There were no tradeshow expenses incurred and not expensed for the six months ended June 30, 2020, and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company incurred $5,132 and $0, respectively, in advertising and marketing costs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of materials.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of June 30, 2020 and December 31, 2019.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the six months ended June 30, 2020 and 2019. The Company did not have any deferred tax liability or asset on its balance sheet on June 30, 2020 and December 31, 2019.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the six months ended June 30, 2020 and 2019, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

The Company received $497,880 which were deposited into the Company’s accounts between April and June 2020. Following the clearance of the Regulation A+ offering by the SEC on June 3, 2020, the common shares for these proceeds were issued. In addition, the Company exchanged their outstanding convertible notes payable of $525,000, $27,536 in accrued interest and $98,508 in an exchange premium stipulated in the note agreements into shares of common stock through June 30, 2020.

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

As of June 30, 2020, the Company has $248,855 cash on hand. There are currently commitments to vendors for products and services purchased that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company. The Company was able to execute the following transactions to improve their balance sheet and decrease the liabilities incurred and increase their cash flow:

●	In November 2019, the Company had its Regulation A+ initially qualified by the SEC for an offering up to 150 million shares of common stock. On April 30, 2020, the Company filed a post-effective Amendment, which was qualified by the SEC on June 3, 2020.

●	During the Company’s second and third fiscal quarters, the Company secured approximately $300,000 in convertible promissory notes, which have subsequently been converted into shares of common stock and raised approximately $500,000 from the sales of common stock under the Regulation A+..

●	The Company recognized initial sales of IsoPet®.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at June 30, 2020 (unaudited) and December 31, 2019:

	June 30, 2020	December 31, 2019
Production equipment	$-	$-
Less accumulated depreciation	(-)	(-)
	$-	$-

There is no depreciation expense for the above fixed assets for the six months ended June 30, 2020 and 2019, respectively. In June 2019, the Company sold the one piece of equipment still held for $0. The basis of this piece of equipment was also $0, resulting in no gain or loss on the sale.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

As of June 30, 2020 and December 31, 2019, the Company had the following related party convertible notes outstanding:

	June 30, 2020		December 31, 2019
	Principal	Accrued Interest	Principal	Accrued Interest
September 2019 $15,000 Note, 8% interest, due January 2020	$-	$-	$15,000	$321
Other related party notes	-	1,054	-	1,054
March 2017 $332,195 Note, 10% interest, due May 2017	-	-	-	-
Total Convertible Notes Payable, Net	$-	$1,054	$15,000	$1,375
Less: Debt Discount	-	-	(500)	-
	$-	$1,054	$14,500	$1,375

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

Interest expense for the six months ended June 30, 2020 and 2019 on the related party convertible notes payable amounted to $298 and $0, respectively.

Related Party Notes Payable

As of June 30, 2020 and December 31, 2019, the Company had the following related party notes outstanding:

	June 30, 2020		December 31, 2019
	Principal	Accrued Interest	Principal	Accrued Interest
January 2019 $60,000 Note, 8% interest, due January 2020	$60,000	$6,859	$60,000	$4,472
March 2019 $48,000 Note, 8% interest, due March 2020	48,000	4,837	48,000	2,927
April 2019 $29,000 Note, 8% interest, due April 2020	29,000	2,713	29,000	1,559
July 2019 $50,000 Note 8% interest, due July 2020	50,000	3,945	50,000	1,956
November 2019 $50,000 Note 8% interest, due November 2020	50,000	2,382	50,000	393

Total Related Party Notes Payable, Net	$237,000	$20,736	$237,000	$11,307

On January 24, 2019 the Company entered into a note payable with a trust related to one of the Company’s directors in the amount of $60,000. The note is for a one-year period which was to mature January 24, 2020 and bears interest at an annual rate of 8.00%. The Company is in default of this note.

On March 27, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. On April 29, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $29,000. The Company is in default of this note. On July 5, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8%. On November 25, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing November 25, 2020 and bears interest at an annual rate of 8%. Interest expense for these notes for the six months ended June 30, 2020 and 2019 was $9,429 and $3,658, respectively and accrued interest at June 30, 2020 is $20,736.

The Company borrowed $87,000 in the six months ended June 30, 2020 from its CEO and repaid these amounts in full.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $32,110 and $32,110 as of June 30, 2020 and December 31, 2019, respectively.

Preferred and Common Shares Issued to Officers and Directors

The Company’s Chairman converted the Series B Convertible Preferred Shares into Series C Convertible Preferred Shares and as of April 2020, the 385,302 shares that are issued in the Series C Convertible Preferred Stock are all to the Chairman.

In April 2020, effective March 31, 2020, the Company converted the $15,000 convertible note payable along with $619 in accrued interest and an exchange premium of $3,124 into 694,178 shares of common stock. This was part of the Regulation A+. These shares were issued on June 10, 2020 following the qualification of the Regulation A+.

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of June 30, 2020 and December 31, 2019, the Company had the following convertible notes outstanding:

	June 30, 2020		December 31, 2019
	Principal	Accrued Interest	Principal	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$42,673	$45,000	39,998
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
May 2019 $60,000 Note convertible into common shares at $0.04 per share, 8% interest, due October 30, 2019	-	-	60,000	3,264
July 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	50,000	1,880
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	50,000	1,235
September 2019 $38,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	38,000	939
September 2019 $25,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	25,000	612
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	50,000	1,213
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	50,000	1,202
September 2019 $37,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	37,000	833
December 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due March 31, 2020	-	-	50,000	-
January 2020 $100,000 Note convertible into common shares at $0,04 per share, 8% interest, due March 31, 2020	-	-	-	-
Penalties on notes in default	11,513	-	10,618	-
Total Convertible Notes Payable, Net	$56,513	$66,663	$465,618	$75,166
Less: BCF Discount	(-)	-	(6,187)	-
Less: Debt Discount	(-)	-	(24,545)	-
	$56,513	$66,663	$434,886	$75,166

Interest expense for the six months ended June 30, 2020 and 2019 on the convertible notes payable amounted to $18,425 and $3,064, respectively.

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

The Company entered into $300,000 in convertible promissory notes in July and September 2019, that were to mature January 15, 2020. The convertible promissory notes bear interest at a rate of 8%, The convertible promissory notes are convertible into shares of common stock at a price of $0.04 per share. Upon the closing of an equity financing pursuant to an effective registration statement with gross proceeds to the Company totaling at least $250,000 exclusive of any exchanges (“Qualified Financing”), the outstanding principal amount of this convertible promissory notes together with all accrued and unpaid interest shall be exchanged into such securities as are issued in the Qualified Financing at a rate of 1.20. Upon an exchange, the Payee shall be granted all rights afforded to an investor in the Qualified Financing. The convertible promissory noteholders received 3,000,000 warrants at an exercise price ranging between $0.06 and $0.08 per share (amended to $0.045 per share), that have a term of two years. The warrants were valued at $91,716 and represent a debt discount, which will be amortized over the life of the convertible promissory notes. In addition, the Company recognized a beneficial conversion feature discount to the notes of $59,957 that is being amortized over the life of the notes. For the six months ended June 30, 2020 and 2019, the Company recognized $6,187 and $0, in amortization of the BCF discount.

Prior to the conversion of these notes, the Company was in default of these notes. As a result of the default, the interest rate charged was changed to 12.5% up through the conversion of these note effective March 31, 2020.

The Company entered into $50,000 in a convertible promissory note on December 31, 2019, that matures March 31, 2020. The convertible promissory notes bear interest at a rate of 8%, The convertible promissory note is convertible into shares of common stock at a price of $0.04 per share. Upon the closing of an equity financing pursuant to an effective registration statement with gross proceeds to the Company totaling at least $250,000 exclusive of any exchanges (“Qualified Financing”), the outstanding principal amount of this convertible promissory notes together with all accrued and unpaid interest shall be exchanged into such securities as are issued in the Qualified Financing at a rate of 1.20. Upon an exchange, the Payee shall be granted all rights afforded to an investor in the Qualified Financing. The convertible promissory noteholders received 625,000 warrants at an exercise price of $0.06 per share (amended to $0.045 per share), that have a term of two years. The warrants were valued at $14,299 and represent a debt discount, which will be amortized over the life of the convertible promissory note. This note was converted effective March 31, 2020. These shares were issued on June 10, 2020 following the qualification of the Regulation A+.

The Company issued a convertible note in January 2020 in the amount of $100,000 to an accredited investor. The note bears interest at 8% per annum and was to mature March 31, 2020. The Company granted 1,250,000 warrants with an exercise price of $0.06 per share and a term of two years with this note and amended 1,312,500 previously issued warrants held by the investor to provide for a $.06 exercise price and an expiration date of March 31, 2022, the note was converted in June 2020.

NOTE 6: PROMISSORY NOTES PAYABLE

As of June 30, 2020 and December 31, 2019, the Company had the following promissory notes outstanding:

	June 30, 2020		December 31, 2019
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
February 2019, two promissory notes for $50,000 each (total of $100,000), maturing August 2019, extended to February 2020, at 8.00% interest (originally) and now 15% interest and extended to August 20, 2020	$100,000	$5,370	$100,000	5,410
Debt discount	(-)	-	-	-
Total Promissory Notes Payable, Net	$100,000	$5,370	$100,000	$5,410

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

On August 20, 2019, the two noteholders agreed to extend these notes another six-months to February 20, 2020, then amended again for six-months and the notes now mature August 20, 2020. In consideration for the extension, the note holders received 750,000 warrants (375,000 each) and the interest rate on the notes increased from 8% to 15% per annum. The interest expense on these notes for the six months ended June 30, 2020 and 2019 amounted to $7,460 and $2,842, and $5,370 is accrued for as of June 30, 2020.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of June 30, 2020 and December 31, 2019, the Company has 232,848,376 and 184,845,821 shares issued and outstanding, respectively.

On March 28, 2019, the Company’s board of directors approved a reverse 1-for-8 stock split, and a decrease in the authorized shares from 2,000,000,000 to 950,000,000. The reverse stock split went effective by FINRA on June 28, 2019.

Preferred Stock

As of June 30, 2020 and December 31, 2019, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

In March through June 2020, the Company entered into agreements to issue 18,440,000 shares of common stock conditioned upon the qualification of the offer and sale of such shares under Regulation A+ for $497,880. Additionally, the Company agreed to issue 9,220,000 warrants with a term of two years and an exercise price of $.045 for a purchase price of $8,143. These shares were issued in June 2020 and July 2020 following the qualification of the Regulation A+.

In March through June 2020, certain holders of convertible promissory notes entered into agreements to exchange certain notes totaling $651,044, including $525,000 in principal amount, $27,536 in accrued interest and an exchange premium as provided for in the note agreements of $98,508 into 21,770,668 shares of common stock effective upon the qualification of the offer and sale of such shares under Regulation A+. In connection with the holder’s agreement to enter into the exchange, the Company intends to issue 2,200,000 warrants with a two-year term and an exercise price of $0.045 per share and amend 4,400,000 previously issued warrants to provide for a $.045 exercise price and an expiration date of March 31, 2022. These shares were issued on June 10, 2020 following the qualification of the Regulation A+.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2019	34,524,580	$0.024-120.00	6.49 years	$277,973	$0.08

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(-)	$-	-		$-

Balance at June 30, 2020	34,524,580	$0.024-120.00	5.99 years	$314,323	$0.08

Exercisable at June 30, 2020	34,428,955	$0.024-120.00	5.98 years	$312,917	$0.08

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

During the six months ended June 30, 2020 and 2019, the Company recognized $2,176 and $2,176, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average Remaining	Aggregate	Weighted Average Exercise
	Number Of Shares	Exercise Price Per Share	Contractual Life	Intrinsic Value	Price Per Share

Balance at December 31, 2019	31,286,847	$0.04-80.00	0.97 years	$-		$0.10

Warrants granted	12,670,000	$0.045-0.06	-			$-
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at June 30, 2020	43,956,847	$0.04-80.00	0.59 years	$-		$0.10

Exercisable at June 30, 2020	43,956,847	$0.04-80.00	0.59 years	$-		$0.10

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

In March through June 2020, the Company entered into agreements to issue 18,440,000 shares of common stock conditioned upon the qualification of the offer and sale of such shares under Regulation A+ for $497,880. Additionally, the Company agreed to issue 9,220,000 warrants with a term of two years and an exercise price of $.045 for a purchase price of $8,143. These shares were issued in June 2020 and July 2020 following the qualification of the Regulation A+.

In March through June 2020, certain holders of convertible promissory notes entered into agreements to exchange certain notes totaling $651,044, including $525,000 in principal amount, $27,536 in accrued interest and an exchange premium as provided for in the note agreements of $98,508 into 21,770,668 shares of common stock effective upon the qualification of the offer and sale of such shares under Regulation A+. In connection with the holder’s agreement to enter into the exchange, the Company intends to issue 2,200,000 warrants with a two-year term and an exercise price of $0.045 per share and amend 4,400,000 previously issued warrants to provide for a $.045 exercise price and an expiration date of March 31, 2022. These shares were issued on June 10, 2020 following the qualification of the Regulation A+.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2019	262,500	$0.59

RSU’s granted	-	$-
RSU’s vested	-	$-
RSU’s forfeited	-	$-

Balance at June 30, 2020	262,500	$0.59

During the six months ended June 30. 2020 and 2019, the Company recognized $0 and $0 worth of expense related to the vesting of its RSU’s. As of June 30, 2020, the Company had $155,400 worth of expense yet to be recognized for RSU’s not yet vested.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table sets forth information from our statements of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenues	$-	$-
Operating expenses	(248,827)	(398,219)
Operating loss	(248,827)	(398,219)
Non-operating income (expense):
Interest expense	(270,491)	(38,468)
Net loss	$(519,318)	$(436,687)

Revenue

Revenue was $0 for the six months ended June 30, 2020 and 2019, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2020 and 2019, respectively consists of the following:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Professional fees	$111,269	$269,173
Stock based compensation	2,176	5,968
Payroll expenses	60,000	60,000
Research and development	17,425	43,702
General and administrative expenses	57,957	19,376
Total operating expenses	$248,827	$398,219

Operating expenses for the six months ended June 30, 2020 and 2019 was $248,827 and $398,219, respectively. The decrease in operating expenses from 2019 to 2020 can be attributed to the decrease in professional fees ($269,173 for the six months ended June 30, 2020 versus $111,269 for the six months ended June 30, 2020) as the Company utilized less services due to cash flow constraints; and the increase in general and administrative expense ($19,376 for the six months ended June 30, 2019 versus $57,957 for the six months ended June 30, 2020) as the Company continued to incur reasonable administrative costs to run the Company.

Non-Operating Income (Expense)

Non-operating income (expense) for the six months ended June 30, 2020 and 2019 consists of the following:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Interest expense	$(273,491)	$(38,468)
Other income	3,000	-
Non-operating income (expense)	$(270,491)	$(38,468)

Non-operating income (expense) for the six months ended June 30, 2020 varied from the six months ended June 30, 2019 primarily due to an increase in interest expense from as a result of the debt increase from 2019 to 2020 prior to conversion of this debt. The majority of the interest recorded by the Company consists of amortization of debt discount, BCF discount and the exchange premium resulting in additional shares to the noteholders on conversion.

Net Loss

Our net loss for the six months ended June 30, 2020 and 2019 was $(519,318) and $(436,687), respectively.

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table sets forth information from our statements of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenues	$-	$-
Operating expenses	(128,453)	(173,016)
Operating loss	(128,453)	(173,016)
Non-operating income (expense):
Interest expense	(30,634)	(27,289)
Net loss	$(159,087)	$(200,305)

Revenue

Revenue was $0 for the three months ended June 30, 2020 and 2019, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 and 2019, respectively consists of the following:

	Three months ended June 30, 2020	Three months ended June 30, 2019
Professional fees	$57,277	$102,638
Stock based compensation	2,176	2,176
Payroll expenses	30,000	30,000
Research and development	16,397	20,016
General and administrative expenses	22,603	18,186
Total operating expenses	$128,453	$173,016

Operating expenses for the three months ended June 30, 2020 and 2019 was $128,453 and $173,016, respectively. The decrease in operating expenses from 2019 to 2020 can be attributed to the decrease in professional fees ($102,638 for the three months ended June 30, 2020 versus $57,277 for the three months ended June 30, 2020) as the Company utilized less services due to cash flow constraints; and the increase in general and administrative expense ($18,136 for the three months ended June 30, 2019 versus $22,603 for the three months ended June 30, 2020) as the Company continued to incur reasonable administrative costs to run the Company.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended June 30, 2020 and 2019 consists of the following:

	Three months ended June 30, 2020	Three months ended June 30, 2019
Interest expense	$(33,634)	$(27,289)
Other income	3,000	-
Non-operating income (expense)	$(30,634)	$(27,289)

Non-operating income (expense) for the three months ended June 30, 2020 varied from the three months ended June 30, 2019 primarily due to an increase in interest expense from as a result of the debt increase from 2019 to 2020 prior to conversion of this debt. The majority of the interest recorded by the Company consists of amortization of debt discount, BCF discount and the exchange premium resulting in additional shares to the noteholders on conversion.

Net Loss

Our net loss for the three months ended June 30, 2020 and 2019 was $(159,087) and $(200,305), respectively.

Liquidity and Capital Resources

At June 30, 2020, the Company had a working capital deficit of $784,642 as compared to $1,479,689 at December 31, 2019. During the six months ended June 30, 2020 the Company experienced negative cash flow from operations of $326,306 and it received $0 for investing activities while adding $554,780 of cash flows from financing activities. As of June 30, 2020, the Company had no commitments for capital expenditures.

Cash used in operating activities was primarily a result of the Company’s net loss, and the adjustments to reconcile the net loss to net cash which included the amortization of discounts as well as expense related to the warrants granted to note holders and the exchange premium recognized for the conversion of notes. Additionally there were increases in accrued payroll and accrued interest. The Company had no investing activities for the six-month periods ended June 30, 2020 and 2019, respectively. In the six months ended June 30, 2020 and 2019, the Company had cash provided by financing activities of $554,780 and $402,000, respectively. These activities were the result of proceeds received from notes payable (both related and unrelated parties) as well as from sales of common stock and preferred stock.

The Company has generated material operating losses since inception. The Company had a net loss of $519,318 for the six months ended June 30, 2020, and a net loss of $436,687 for the six months ended June 30, 2019. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.

The Company received $497,880 which were deposited into the Company’s accounts between April and June 2020. Following the clearance of the Regulation A+ offering by the SEC on June 3, 2020, the common shares for these proceeds were issued. In addition, the Company exchanged their outstanding convertible notes payable of $525,000, $27,536 in accrued interest and $98,508 in an exchange premium stipulated in the note agreements into shares of common stock through June 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company received $497,880 which were deposited into the Company’s accounts between April and June 2020. Following the clearance of the Regulation A+ offering by the SEC on June 3, 2020, the common shares for these proceeds were issued. In addition, the Company exchanged their outstanding convertible notes payable of $525,000, $27,536 in accrued interest and $98,508 in an exchange premium stipulated in the note agreements into shares of common stock through June 30, 2020.

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

Vivos Inc.

Date: August 5, 2020	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

