Form 10-Q
period 2020-09-30
VIVOS INC
filed 2020-11-02
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2020

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

As of November 2, 2020, there were 234,700.228 shares of the registrant’s common stock outstanding, 2,552,642 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 1,013,245 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS INC
BALANCE SHEETS
SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$14,934	$20,381
Prepaid expenses	42,969	23,492

Total Current Assets	57,903	43,873

TOTAL ASSETS	$57,903	$43,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$377,483	$511,817
Related party accounts payable	32,110	32,110
Accrued interest payable	94,577	93,249
Payroll liabilities payable	130,000	100,000
Convertible notes payable, related party, net	-	14,500
Convertible notes payable, net	56,966	434,886
Promissory notes payable, net of discount	-	100,000
Related party promissory note	237,000	237,000

Total Current Liabilities	928,136	1,523,562

Total Liabilities	928,136	1,523,562

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,552,642 shares issued and outstanding, respectively	2,553	2,553
Additional paid in capital - Series A Convertible preferred stock	8,870,626	8,870,626
Series B Convertible Preferred, 5,000,000 shares authorized, 1,013,245 and 1,113,245 shares issued and outstanding, respectively	1,013	1,113
Additional paid in capital - Series B Convertible preferred stock	615,295	665,195
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 and 821,292 shares issued and outstanding, respectively	385	821
Additional paid in capital - Series C Convertible preferred stock	500,507	674,457
Common stock, par value, $0.001, 950,000,000 shares authorized, 234,700,228 and 184,845,821 issued and outstanding, respectively	234,700	184,846
Additional paid in capital - common stock	63,160,706	61,721,809
Shares to be issued	-	-
Accumulated deficit	(74,256,018)	(73,601,109)

Total Stockholders’ Deficit	(870,233)	(1,479,689)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,903	$43,873

The accompanying notes are an integral part of these financial statements.

VIVOS INC
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2020	2019	2020	2019

Consulting revenues, net	$7,000	$8,000	$7,000	$8,000

OPERATING EXPENSES
Professional fees	170,771	356,248	59,502	87,075
Stock based compensation	2,176	463,917	-	457,949
Payroll expenses	94,029	90,000	34,029	30,000
Research and development	31,809	62,194	14,383	18,492
General and administrative expenses	85,482	41,067	27,526	21,691

Total Operating Expenses	384,267	1,013,426	135,440	615,207

OPERATING LOSS	(377,267)	(1,005,426)	(128,440)	(607,207)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(280,642)	(134,739)	(7,151)	(96,271)
Other income	3,000	34,106	-	34,106

Total Non-Operating Income (Expenses)	(277,642)	(100,633)	(7,151)	(62,165)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(654,909)	(1,106,059)	(135,591)	(669,372)

Provision for income taxes	-	-	-	-

NET LOSS	$(654,909)	$(1,106,059)	$(135,591)	$(669,372)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	213,424,420	172,437,108	234,418,486	177,835,282

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Shares to be	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Issued	Deficit	Total

Balance - December 31, 2018	2,552,642	$2,553	$8,870,626	3,305,755	$3,306	$1,876,768	-	$-	$-	163,445,736	$163,446	$60,132,139	$-	$(71,991,012)	$(942,174)

Stock issued for:
Cash	-	-	-	100,000	100	49,900	-	-	-	1,250,000	1,250	48,750	-	-	100,000
Conversion of preferred stock into common stock	-	-	-	(524,218)	(525)	(209,163)	-	-	-	6,552,725	6,553	203,135	-	-	-
Conversion of Series B Preferred into Series C Preferred	-	-	-	(821,292)	(821)	(674,457)	821,292	821	674,457	-	-	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,721	-	-	28,721
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	3,792	-	-	3,792
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(236,382)	(236,382)

Balance - March 31, 2019	2,552,642	2,553	8,870,626	2,060,245	2,060	1,043,048	821,292	821	674,457	171,248,461	171,249	60,416,537	-	(72,227,394)	(1,046,043)

Conversion of preferred stock into common stock	-	-	-	(517,000)	(517)	(206,283)	-	-	-	6,462,500	6,462	200,338	-	-	-
Adjustment for fractional shares in reverse split	-	-	-	-	-	-	-	-	-	(140)	-	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	12,592	-	-	12,592
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	2,176	-	-	2,176
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(200,305)	(200,305)

Balance - June 30, 2019	2,552,642	2,553	8,870,626	1,543,245	1,543	836,765	821,292	821	674,457	177,710,821	177,711	60,631,643	-	(72,427,699)	(1,231,580)

Stock issued for:
Accounts payable	-	-	-	-	-	-	-	-	-	562,500	563	21,937	-	-	22,500
Services	-	-	-	-	-	-	-	-	-	312,500	312	12,188	-	-	12,500
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	95,437	-	-	95,437
Warrants issued for extension of notes payable	-	-	-	-	-	-	-	-	-	-	-	25,656	-	-	25,656
Options issued for settlement of accounts payable	-	-	-	-	-	-	-	-	-	-	-	33,829	-	-	33,829
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	457,949	-	-	457,949
BCF recognized on convertible notes	-	-	-	-	-	-	-	-	-	-	-	59,957	-	-	59,957
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(669,372)	(669,372)

Balance - September 30, 2019	2,552,642	2,553	8,870,626	1,543,245	1,543	836,765	821,292	821	674,457	178,585,821	178,586	61,338,596	-	(73,097,071)	(1,193,124)

Stock issued for:
Accounts payable	-	-	-	-	-	-	-	-	-	500,000	500	20,900	-	-	21,400
Conversion of preferred stock into common stock	-	-	-	(430,000)	(430)	(171,570)	-	-	-	5,375,000	5,375	166,625	-	-	-
Conversion of restricted stock units into common stock	-	-	-	-	-	-	-	-	-	385,000	385	(385)	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	14,299	-	-	14,299
Warrants issued in settlement of litgation	-	-	-	-	-	-	-	-	-	-	-	18,500	-	-	18,500
Options issued for settlement of payables	-	-	-	-	-	-	-	-	-	-	-	14,812	-	-	14,812
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	148,462	-	-	148,462
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(504,038)	(504,038)

Balance - December 31, 2019	2,552,642	2,553	8,870,626	1,113,245	1,113	665,195	821,292	821	674,457	184,845,821	184,846	61,721,809	-	(73,601,109)	(1,479,689)

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	-	-	-	6,870	-	6,870
Note conversions	-	-	-	-	-	-	-	-	-	-	-	-	526,113	-	526,113
Redemption of preferred stock in convertible note agreement	-	-	-	(100,000)	(100)	(49,900)	-	-	-	-	-	-	-	-	(50,000)
Conversion of preferred stock into common stock	-	-	-	-	-	-	(435,990)	(436)	(173,950)	5,449,875	5,449	168,937	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,482	-	-	28,482
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	77,883	-	-	77,883
Share adjustmnet	-	-	-	-	-	-	-	-	-	(62)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(360,231)	(360,231)

Balance - March 31, 2020	2,552,642	2,553	8,870,626	1,013,245	1,013	615,295	385,302	385	500,507	190,295,634	190,295	61,997,111	532,983	(73,961,340)	(1,250,572)

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	18,440,000	18,440	479,440	(6,870)	-	491,010
Note conversions/settlements	-	-	-	-	-	-	-	-	-	24,112,742	24,113	626,931	(526,113)	-	124,931
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	6,900	-	-	6,900
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	2,176	-	-	2,176
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(159,087)	(159,087)

Balance - June 30, 2020	2,552,642	$2,553	$8,870,626	1,013,245	$1,013	$615,295	385,302	$385	$500,507	232,848,376	$232,848	$63,112,558	$-	$(74,120,427)	$(784,642)

Stock issued for:
Note conversions/settlements	-	-	-	-	-	-	-	-	-	1,851,852	1,852	48,148	-	-	50,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(135,591)	(135,591)

Balance - September 30, 2020	2,552,642	$2,553	$8,870,626	1,013,245	$1,013	$615,295	385,302	$385	$500,507	234,700,228	$234,700	$63,160,706	$-	$(74,256,018)	$(870,233)

The accompanying notes are an integral part of these financial statements.

VIVOS INC
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	2020	2019
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(654,909)	$(1,106,059)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible debt discount	53,527	66,969
Amortization of BCF discount	6,187	16,327
Common stock issued for services	-	12,500
Stock options and warrants for services	2,176	489,573
Forgiveness of debt	-	(34,106)
Warrants issued for interest expense	77,883	-
Exchange premium in conversion of notes	98,508	-
Changes in assets and liabilities
Prepaid expenses and other assets	(19,477)	(27,528)
Accounts payable and accrued expenses	(134,334)	(101,620)
Accounts payable and accrued expenses from related party	-	15,100
Payroll liabilities	30,000	68,549
Accrued interest	30,212	16,339
Total adjustments	144,682	522,103

Net cash used in operating activities	(510,227)	(583,956)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from related party notes payable	-	187,000
Redemption of preferred stock	(50,000)	-
Proceeds from sale of preferred stock	-	50,000
Proceeds from sale of common stock	-	50,000
Proceeds from sale of common stock and warrants	504,780	-
Proceeds from convertible debt	100,000	-
Proceeds from promnissory notes	-	450,000
Payment of notes payable	(50,000)	-
Net cash provided by financing activities	504,780	737,000

NET INCREASE (DECREASE) IN CASH	(5,447)	153,044

CASH - BEGINNING OF PERIOD	20,381	5,494

CASH - END OF PERIOD	$14,934	$158,538

CASH PAID DURING THE PERIOD FOR:
Interest expense	$13,442	$4,000

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$174,386	$416,487
Conversion of convertible preferred B into convertible preferred C	$-	$675,278
Recognition of debt discount at inception of notes payable	$28,482	$136,750
Conversion of notes payable and accrued interest into common stock	$701,044	$-
Recognition of BCF discount at inception of notes payable	$-	$59,957
Common stock issued in settlement of accounts payable	$-	$22,500
Stock options issued in settlement of accounts payable	$-	$33,829
Reclassification of notes payable and accrued interest into common stock	$-	$15,000

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

The Company is currently developing test plans to address issues raised by the FDA in connection with the Company’s previous submissions regarding RadioGel™, including developing specific test plans and specific indication of use. The Company intends to request that the FDA grant approval to re-apply for de novo classification of RadioGel™, which would reclassify the device from a Class III device to a Class II device, further simplifying the path to FDA approval. In the event the FDA denies the Company’s application and subsequently determines during the de novo review that RadioGel™ cannot be classified as a Class I or Class I1 device, the Company will then need to submit a pre-market approval application to obtain the necessary regulatory approval as a Class III device. See also Business – Regulatory History in Part I of the Annual Report on Form 10-K (“Annual Report”) filed April 28, 2020 for a discussion regarding the Company’s application for FDA approval of RadioGel™.

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

Inventory

Inventory is reported at the lower of cost or market, determined using the first-in, first-out basis, or net realizable value. All inventories consisted of finished goods. The Company has no inventory for the nine-months ended September 30, 2020 and for the year ended December 31, 2019.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2020 and December 31, 2019, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the nine-months ended June 30, 2020 and 2019, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

All revenue generated during the nine months ended September 30, 2020 and year ended December 31, 2019 related to sales of product.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the nine months ended September 30, 2020 and 2019, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of September 30, 2020 and December 31, 2019, which include the following:

	September 30, 2020	December 31, 2019
Convertible debt	2,419	10,914,782
Preferred stock	20,672,640	27,372,515
Common stock options	34,524,580	34,524,580
Common stock warrants	43,956,847	31,286,847
Total potential dilutive securities	99,156,486	104,098,724

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

The Company incurred $31,809 and $62,194 research and development costs for the nine months ended September 30, 2020, and 2019, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the nine months then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the nine months ended September 30, 2020 and 2019, the Company incurred $6,182 and $0, respectively, in advertising and marketing costs.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of materials.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of September 30, 2020 and December 31, 2019.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the nine months ended September 30, 2020 and 2019. The Company did not have any deferred tax liability or asset on its balance sheet on September 30, 2020 and December 31, 2019.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the nine months ended September 30, 2020 and 2019, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Recent Accounting Pronouncements

In August, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its financial statements.

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

The Company received $497,880 which were deposited into the Company’s accounts between April and June 2020. Following the clearance of the Regulation A+ offering by the SEC on June 3, 2020, the common shares for these proceeds were issued. In addition, the Company exchanged their outstanding convertible notes payable of $525,000, $27,536 in accrued interest and $98,508 in an exchange premium stipulated in the note agreements into shares of common stock through September 30, 2020.

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

The Company has been impacted from the effects of COVID-19. The Company’s headquarters are in Northeast Washington however there focus of the animal therapy market has been the Northwestern sector of the United States, the initial epicenter of the COVID-19 outbreak in the United States. In addition to a slow down in the marketing of the services, the volatility of the stock market has contributed to a lack of funds that ordinarily may have been available to the Company. The Company is hopeful that by the end of 2020 into the first quarter of 2021, they will be allowed to continue their marketing to the animal therapy market and attempt to increase the exposure to their product and generate revenue accordingly.

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

As of September 30, 2020, the Company has $14,934 cash on hand. There are currently commitments to vendors for products and services purchased that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company. The Company was able to execute the following transactions to improve their balance sheet and decrease the liabilities incurred and increase their cash flow:

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at September 30, 2020 (unaudited) and December 31, 2019:

	September 30, 2020	December 31, 2019
Production equipment	$-	$-
Less accumulated depreciation	(-)	(-)
	$-	$-

There is no depreciation expense for the above fixed assets for the nine months ended September 30, 2020 and 2019, respectively. In June 2019, the Company sold the one piece of equipment still held for $0. The basis of this piece of equipment was also $0, resulting in no gain or loss on the sale.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

As of September 30, 2020 and December 31, 2019, the Company had the following related party convertible notes outstanding:

	September 30, 2020		December 31, 2019
	Principal	Accrued Interest	Principal	Accrued Interest
September 2019 $15,000 Note, 8% interest, due January 2020	$-	$-	$15,000	$321
Other related party notes	-	1,054	-	1,054
March 2017 $332,195 Note, 10% interest, due May 2017	-	-	-	-
Total Convertible Notes Payable, Net	$-	$1,054	$15,000	$1,375
Less: Debt Discount	-	-	(500)	-
	$-	$1,054	$14,500	$1,375

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

Interest expense for the nine months ended September 30, 2020 and 2019 on the related party convertible notes payable amounted to $298 and $0, respectively.

Related Party Notes Payable

As of September 30, 2020 and December 31, 2019, the Company had the following related party notes outstanding:

	September 30, 2020		December 31, 2019
	Principal	Accrued Interest	Principal	Accrued Interest
January 2019 $60,000 Note, 8% interest, due January 2020	$60,000	$8,065	$60,000	$4,472
March 2019 $48,000 Note, 8% interest, due March 2020	48,000	5,802	48,000	2,927
April 2019 $29,000 Note, 8% interest, due April 2020	29,000	3,296	29,000	1,559
July 2019 $50,000 Note 8% interest, due July 2020	50,000	4,951	50,000	1,956
November 2019 $50,000 Note 8% interest, due November 2020	50,000	3,388	50,000	393

Total Related Party Notes Payable, Net	$237,000	$25,502	$237,000	$11,307

On January 24, 2019 the Company entered into a note payable with a trust related to one of the Company’s directors in the amount of $60,000. The note is for a one-year period which was to mature January 24, 2020 and bears interest at an annual rate of 8.00%. The Company is in default of this note.

On March 27, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. On April 29, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $29,000. The Company is in default of this note. On July 5, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8%. On November 25, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing November 25, 2020 and bears interest at an annual rate of 8%. Interest expense for these notes for the nine months ended September 30, 2020 and 2019 was $14,194 and $7,155, respectively and accrued interest at September 30, 2020 is $25,502.

The Company borrowed $87,000 in the nine months ended September 30, 2020 from its CEO and repaid these amounts in full.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $32,110 and $32,110 as of September 30, 2020 and December 31, 2019, respectively.

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

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of September 30, 2020 and December 31, 2019, the Company had the following convertible notes outstanding:

	September 30, 2020		December 31, 2019
	Principal	Accrued Interest	Principal	Accrued Interest
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$44,031	$45,000	39,998
May through October 2015 $605,000 Notes convertible into preferred stock at $1 per share, 8-10% interest, due September 30, 2015	-	17,341	-	17,341
October through December 2015 $613,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016, net of debt discount of $0 and $560,913, respectively	-	5,953	-	5,953
January through March 2016 $345,000 Notes convertible into preferred stock at $1 per share, 8% interest, due June 30, 2016	-	696	-	696
May 2019 $60,000 Note convertible into common shares at $0.04 per share, 8% interest, due October 30, 2019	-	-	60,000	3,264
July 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	50,000	1,880
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	50,000	1,235
September 2019 $38,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	38,000	939
September 2019 $25,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	25,000	612
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	50,000	1,213
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	50,000	1,202
September 2019 $37,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	-	37,000	833
December 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due March 31, 2020	-	-	50,000	-
January 2020 $100,000 Note convertible into common shares at $0,04 per share, 8% interest, due March 31, 2020	-	-	-	-
Penalties on notes in default	11,966	-	10,618	-
Total Convertible Notes Payable, Net	$56,966	$68,021	$465,618	$75,166
Less: BCF Discount	(-)	-	(6,187)	-
Less: Debt Discount	(-)	-	(24,545)	-
	$56,966	$68,021	$434,886	$75,166

Interest expense for the nine months ended September 30, 2020 and 2019 on the convertible notes payable amounted to $19,783 and $7,509, respectively.

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

The Company entered into $300,000 in convertible promissory notes in July and September 2019, that were to mature January 15, 2020. The convertible promissory notes bear interest at a rate of 8%, The convertible promissory notes are convertible into shares of common stock at a price of $0.04 per share. Upon the closing of an equity financing pursuant to an effective registration statement with gross proceeds to the Company totaling at least $250,000 exclusive of any exchanges (“Qualified Financing”), the outstanding principal amount of this convertible promissory notes together with all accrued and unpaid interest shall be exchanged into such securities as are issued in the Qualified Financing at a rate of 1.20. Upon an exchange, the Payee shall be granted all rights afforded to an investor in the Qualified Financing. The convertible promissory noteholders received 3,000,000 warrants at an exercise price ranging between $0.06 and $0.08 per share (amended to $0.045 per share), that have a term of two years. The warrants were valued at $91,716 and represent a debt discount, which will be amortized over the life of the convertible promissory notes. In addition, the Company recognized a beneficial conversion feature discount to the notes of $59,957 that is being amortized over the life of the notes. For the nine months ended September 30, 2020 and 2019, the Company recognized $6,187 and $0, in amortization of the BCF discount.

Prior to the conversion of these notes, the Company was in default of these notes. As a result of the default, the interest rate charged was changed to 12.5% up through the conversion of these notes.

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

NOTE 6: PROMISSORY NOTES PAYABLE

As of September 30, 2020 and December 31, 2019, the Company had the following promissory notes outstanding:

	September 30, 2020		December 31, 2019
	Principal (net)	Accrued Interest	Principal (net)	Accrued Interest
February 2019, two promissory notes for $50,000 each (total of $100,000), maturing August 2019, extended to February 2020, at 8.00% interest (originally) and now 15% interest and extended to August 20, 2020	$-	$-	$100,000	5,410
Debt discount	(-)	-	-	-
Total Promissory Notes Payable, Net	$-	$-	$100,000	$5,410

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

On August 20, 2019, the two noteholders agreed to extend these notes another six-months to February 20, 2020, then amended again for six-months and the notes now mature August 20, 2020. In consideration for the extension, the note holders received 750,000 warrants (375,000 each) and the interest rate on the notes increased from 8% to 15% per annum. The interest expense on these notes for the nine months ended September 30, 2020 and 2019 amounted to $8,032 and $5,640, and $0 is accrued for as of September 30, 2020.

The Company repaid $50,00 of these notes plus $13,442 in accrued interest, and settled the remaining $50,000 into 1,851,852 shares of common stock effective July 14, 2020.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of September 30, 2020 and December 31, 2019, the Company has 234,700,228 and 184,845,821 shares issued and outstanding, respectively.

On March 28, 2019, the Company’s board of directors approved a reverse 1-for-8 stock split, and a decrease in the authorized shares from 2,000,000,000 to 950,000,000. The reverse stock split went effective by FINRA on June 28, 2019.

Preferred Stock

As of September 30, 2020 and December 31, 2019, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

During the three months ended September 30, 2020, the Company issued 1,851,852 shares of common stock to settle $50,000 in promissory notes.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2019	34,524,580	$0.024-120.00	6.49 years	$277,973	$0.08

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(-)	$-	-		$-

Balance at September 30, 2020	34,524,580	$0.024-120.00	5.73 years	$64,148	$0.08

Exercisable at September 30, 2020	34,428,955	$0.024-120.00	5.73 years	$63,861	$0.08

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

During the nine months ended September 30, 2020 and 2019, the Company recognized $2,176 and $460,125, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share

Balance at December 31, 2019	31,286,847	$0.04-80.00	0.97 years	$-		$0.10

Warrants granted	12,670,000	$0.045-0.06	-			$-
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at September 30, 2020	43,956,847	$0.04-80.00	0.34 years	$-		$0.10

Exercisable at September 30, 2020	43,956,847	$0.04-80.00	0.34 years	$-		$0.10

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

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2019	262,500	$0.59

RSU’s granted	-	$-
RSU’s vested	-	$-
RSU’s forfeited	-	$-

Balance at September 30, 2020	262,500	$0.59

During the nine months ended September 30. 2020 and 2019, the Company recognized $0 and $0 worth of expense related to the vesting of its RSU’s. As of September 30, 2020, the Company had $155,400 worth of expense yet to be recognized for RSU’s not yet vested.

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

On November 25, 2019, the Company and its current and former directors entered into a Settlement Agreement with the Plaintiff. Under the terms of the Settlement Agreement, the Company has agreed to issue 500,000 shares of common stock and 500,000 warrants to the Plaintiff, make an initial payment of $33,503 by December 4, 2019 and beginning on December 16, 2019, the Company will make payments of $10,000 per month for 10 months in full satisfaction of the Separation Agreement and General Release originally entered into on July 21, 2017. The Company has paid this liability in full as of September 11, 2020.

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

NOTE 11: SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events”, through the date which the financial statements were available to be issued and there are no material subsequent events to report.

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

Vista Veterinary Hospital accepted four advanced cancer cases. The first cat was terminally ill and had previously had external beam, surgery and chemotherapy. The facial tumor was treated with 400 Gy and the biopsy confirmed that the cancer was killed. In about seven months the cancer returned in the throat and could not be treated so the cat had to be put down. Dr. Buader, the veterinarian pet parent, was still elated about the life extension and is asking us to use him as a reference. Two other cases were also very advanced with multiple tumors and they recurred since they had already spread before therapy.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table sets forth information from our statements of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Revenues	$7,000	$8,000
Operating expenses	(384,267)	(1,013,426)
Operating loss	(377,267)	(1,005,426)
Non-operating income (expense):
Other income	3,000	34,106
Interest expense	(280,642)	(134,739)
Net loss	$(654,909)	$(1,106,059)

Revenue

Revenue was $7,000 and $8,000 for the nine months ended September 30, 2020 and 2019, respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 and 2019, respectively consists of the following:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Professional fees	$170,771	$356,248
Stock based compensation	2,176	463,917
Payroll expenses	94,029	90,000
Research and development	31,809	62,194
General and administrative expenses	85,482	41,067
Total operating expenses	$384,267	$1,013,426

Operating expenses for the nine months ended September 30, 2020 and 2019 was $384,267 and $1,013,426, respectively. The decrease in operating expenses from 2019 to 2020 can be attributed to the decrease in professional fees ($170,771 for the nine months ended September 30, 2020 versus $356,248 for the nine months ended September 30, 2020) as the Company utilized less services due to cash flow constraints; the decrease in stock based compensation ($2,176 for the nine months ended September 30, 2020 versus $463,917 for the nine months ended September 30, 2019) and the increase in general and administrative expense ($41,067 for the nine months ended September 30, 2019 versus $85,482 for the nine months ended September 30, 2020) as the Company continued to incur reasonable administrative costs to run the Company.

Non-Operating Income (Expense)

Non-operating income (expense) for the nine months ended September 30, 2020 and 2019 consists of the following:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Interest expense	$(280,642)	$(134,739)
Other income	3,000	34,106
Non-operating income (expense)	$(277,642)	$(100,633)

Non-operating income (expense) for the nine months ended September 30, 2020 varied from the nine months ended September 30, 2019 primarily due to an increase in interest expense from as a result of the debt increase from 2019 to 2020 prior to conversion of this debt. The majority of the interest recorded by the Company consists of amortization of debt discount, BCF discount and the exchange premium resulting in additional shares to the noteholders on conversion.

Net Loss

Our net loss for the nine months ended September 30, 2020 and 2019 was $(654,909) and $(1,106,059), respectively.

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table sets forth information from our statements of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Revenues	$7,000	$8,000
Operating expenses	(135,440)	(615,207)
Operating loss	(128,440)	(607,207)
Non-operating income (expense):
Other income	-	34,106
Interest expense	(7,151)	(96,271)
Net loss	$(135,591)	$(669,372)

Revenue

Revenue was $7,000 and $8,000 for the three months ended September 30, 2020 and 2019, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 and 2019, respectively consists of the following:

	Three months ended September 30, 2020	Three months ended September 30, 2019
Professional fees	$59,502	$87,075
Stock based compensation	-	457,949
Payroll expenses	34,029	30,000
Research and development	14,383	18,492
General and administrative expenses	27,526	21,691
Total operating expenses	$135,440	$615,207

Operating expenses for the three months ended September 30, 2020 and 2019 was $135,440 and $615,207, respectively. The decrease in operating expenses from 2019 to 2020 can be attributed to the decrease in professional fees ($59,502 for the three months ended September 30, 2020 versus $87,075 for the three months ended September 30, 2019) as the Company utilized less services due to cash flow constraints; the decrease in stock based compensation ($0 in the three months ended September 30, 2020 versus $457,949 for the three months ended September 30, 2020) and the increase in general and administrative expense ($21,691 for the three months ended September 30, 2019 versus $27,526 for the three months ended September 30, 2020) as the Company continued to incur reasonable administrative costs to run the Company.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended September 30, 2020 and 2019 consists of the following:

	Three months ended September 30, 2020	Three months ended September 30, 2019
Interest expense	$(7,151)	$(96,271)
Other income	-	34,106
Non-operating income (expense)	$(7,151)	$(62,165)

Non-operating income (expense) for the three months ended September 30, 2020 varied from the three months ended September 30, 2019 primarily due to an increase in interest expense from as a result of the debt increase from 2019 to 2020 prior to conversion of this debt. The majority of the interest recorded by the Company consists of amortization of debt discount, BCF discount and the exchange premium resulting in additional shares to the noteholders on conversion.

Net Loss

Our net loss for the three months ended September 30, 2020 and 2019 was $(135,591) and $(669,372), respectively.

Liquidity and Capital Resources

At September 30, 2020, the Company had a working capital deficit of $870,233 as compared to $1,479,689 at December 31, 2019. During the nine months ended September 30, 2020 the Company experienced negative cash flow from operations of $510,227 and it received $0 for investing activities while adding $504,780 of cash flows from financing activities. As of September 30, 2020, the Company had no commitments for capital expenditures.

Cash used in operating activities was primarily a result of the Company’s net loss, and the adjustments to reconcile the net loss to net cash which included the amortization of discounts as well as expense related to the warrants granted to note holders and the exchange premium recognized for the conversion of notes. Additionally there were increases in accrued payroll and accrued interest. The Company had no investing activities for the nine-month periods ended September 30, 2020 and 2019, respectively. In the nine months ended September 30, 2020 and 2019, the Company had cash provided by financing activities of $504,780 and $737,000, respectively. These activities were the result of proceeds received from notes payable (both related and unrelated parties) as well as from sales of common stock and preferred stock.

The Company has generated material operating losses since inception. The Company had a net loss of $654,909 for the nine months ended September 30, 2020, and a net loss of $1,106,059 for the nine months ended September 30, 2019. The Company expects to continue to experience net operating losses. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business.

The Company received $497,880 which were deposited into the Company’s accounts between April and June 2020. Following the clearance of the Regulation A+ offering by the SEC on June 3, 2020, the common shares for these proceeds were issued. In addition, the Company exchanged their outstanding convertible notes payable of $525,000, $27,536 in accrued interest and $98,508 in an exchange premium stipulated in the note agreements into shares of common stock through September 30, 2020, and repaid $50,000 in promissory notes payable.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended September 30, 2020, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2019, filed on April 28, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 25, 2019, the Company and its current and former directors entered into a Settlement Agreement with the Plaintiff. Under the terms of the Settlement Agreement, the Company has agreed to issue 500,000 shares of common stock and 500,000 warrants to the Plaintiff, make an initial payment of $33,503 by December 4, 2019 and beginning on December 16, 2019, the Company will make payments of $10,000 per month for 10 months in full satisfaction of the Separation Agreement and General Release originally entered into on July 21, 2017. The Company has paid this liability in full as of September 11, 2020.

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

The Company received $497,880 which were deposited into the Company’s accounts between April and June 2020. Following the clearance of the Regulation A+ offering by the SEC on June 3, 2020, the common shares for these proceeds were issued. In addition, the Company exchanged their outstanding convertible notes payable of $525,000, $27,536 in accrued interest and $98,508 in an exchange premium stipulated in the note agreements into shares of common stock through September 30, 2020.

The Company converted $50,000 of promissory notes payable into 1,851,852 shares effective July 14, 2020.

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

Vivos Inc.

Date: November 2, 2020	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2020	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

