Form 10-K
period 2020-12-31
VIVOS INC
filed 2021-03-24
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7,045,405. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 18, 2021, there were 297,346,254 shares of the registrant’s common stock outstanding, 2,171,006 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 436,653 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

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

ITEM 1. BUSINESS.

Vivos Inc. is a radiation oncology medical device company engaged in the development of its yttrium-90 (“Y-90”) based brachytherapy device, RadioGel™, for the treatment of non-resectable tumors. A prominent team of radiochemists, scientists and engineers, collaborating with strategic partners, including national laboratories, universities and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

In 2013 the FDA issued the determination that RadioGel™ is a device for human therapy for non-resectable cancers in humans. This should result in a faster path than a drug for final approval.

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

The dogs were treated for canine soft tissue sarcoma. Response evaluation criteria in solid tumors (“RECIST”) is a set of published rules that define when tumors in cancer patients improve (respond), stay the same (stabilize), or worsen (progress) during treatment. The criteria were published by an international collaboration including the European Organisation for Research and Treatment of Cancer (“EORTC”), National Cancer Institute of the United States, and the National Cancer Institute of Canada Clinical Trials Group.

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

Commencing in July 2019, the Company recognized its first commercial sale of IsoPet®. A veterinarian from Alaska brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400Gy with heavy therapy at the margins. This sale met the revenue recognition requirements under ASC 606 as the performance obligation was satisfied. The Company completed sales for an additional four animals that received the IsoPet® during 2019.

Our plan is to incorporate the data assembled from our work with Isopet® in animal therapy to support the Company’s efforts in the development of our RadioGel™ device candidate, including obtaining approval from the FDA to market and sell RadioGel™ as a Class II medical device. RadioGel™ is an injectable particle-gel for brachytherapy radiation treatment of cancerous tumors in people and animals. RadioGel™ is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small, less than two microns, Y-90 phosphate particles. Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactivity drops to 5% of its original value after ten days.

Recently, the Company modified its Indication for Use from skin cancel to cancerous tissue or solid tumors pathologically associated with locoregional papillary thyroid carcinoma and recurrent papillary thyroid carcinoma having discernable tumors associated with metastatic lymph nodes or extranodal disease in patients who are not surgical candidates or who have declined surgery, or patients who require post-surgical remnant ablation (for example, after prior incomplete radioiodine therapy). Papillary thyroid carcinoma belongs to the general class of head and neck tumors for which tumors are accessible by intraoperative direct needle injection. The Company’s Medical Advisory Board felt that demonstrating efficacy in clinical trials was much easier with this new indication.

The Company’s lead brachytherapy products, including RadioGel™, incorporate patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted the Company an exclusive license to patents covering the manufacturing, processing and applications of RadioGel™ (the “Battelle License”). This exclusive license is to terminate upon the expiration of the last patent included in this agreement (May 2022). Other intellectual property protection includes proprietary production processes and trademark protection in 17 countries. The Company plans to continue efforts to develop new refinements on the production process, and the product and application hardware, as a basis for future patents.

The Company received the Patent Cooperation Treaty (“PCT”) International Search Report on our patent application (No.1811.191). Seven of our claims were immediately ruled as having novelty, inventive step and industrial applicability. This gives us the basis to extend for many years the patent protection for our proprietary Yttrium-90 phosphate particles utilized in Isopet® and Radiogel™. As part of the normal review process, we have also submitted the technical justification for seven additional claims. We are in the process of filing patent claims in Canada, UK (Great Britain, Scotland, Wales and Ireland), Japan, Germany, Italy, France, Australia, Brazil, China, India, North Countries (Sweden, Norway, Finland, and Denmark).

Vista Veterinary Hospital

Vista Veterinary Hospital (“Vista”) was selected as the pilot private clinic to initiate commercial sales of IsoPet®. It is good management practice to implement and learn from a pilot program before spreading to regional clinics across the country. Vista is located in the Tri-Cities Washington area which is convenient for interactions with key personnel of the Company. The pilot is being used to

●	Refine the Memorandum of Understanding to define all the germane interfaces, roles and liabilities between Vista Inc and the private clinics, including the pilot responsivity to document and share the key aspects of all therapies with the Company;
●	Create and implement proprietary certification training packages;
●	Amend the production center radioactive material license at IsoTherapeutics, the Company’s IsoPet® production center, to allow distribution for commercial applications;
●	Work with the pilot program to obtain a radioactive material licensing in an NRC agreement state;
●	Create equipment and supplies list;
●	Create and post regulatory signage;
●	Explore different IsoPet® pricing options;
●	Evaluate different approaches to obtain patients;
●	Optimize patient scheduling practices to reduce cost to the pet owners;
●	Develop communication material and a liability document for the pet owners; and
●	Further refine the therapy techniques for advanced cancers.

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

There have been 63 expressions of interest in IsoPet® therapy from across the United States, but only about 10% of these were treated and they were very advanced cases. The reasons are instructive. Most of the cases were for so advanced that the pet parents found out about IsoPet® on the Internet as a last hope. Several others were internal cancers that could not be reached, for example deep in the throat. Several cases were treatable, but the pets weighed more than 20 pounds and the pet parents were not willing to fly them in the “Safe Cargo” holds. Those patients would have been treated by regional clinics once we implement that strategy. Several cases were mast cell cancers. The Company is confident that those tumors could have been treated, but once killed they release mast cells in a process called granulation. This could cause a shock to the animal’s system. The Company will focus one of our clinical studies on the optimum approach for those therapies.

Vista Veterinary Hospital accepted advanced cancer cases and has gained experience to extend the animal’s lives. The first cat was terminally ill and had previously had external beam, surgery and chemotherapy. The facial tumor was treated with 400 Gy and the biopsy confirmed that the cancer was killed. In about seven months the cancer returned in the throat and could not be treated so the cat had to be put down. Dr. Bauder, the veterinarian pet parent, was still elated about the life extension and is asking us to use him as a reference. The other cases were also very advanced with multiple tumors and they recurred since they had already spread before therapy. One animal, Yukon had a large tumor on his leg that was recommended for amputation. The tumor size decreased 50% after the first treatment, but then stopped decreasing. For the first time a second therapy was administered and the tumor has continued to decrease in size.

The Company’s efforts are now to obtain more early-stage cancer patients. The biggest obstacle is to convince the veterinarians of the pet parents to agree with IsoPet® therapy rather than using a more traditional method such as surgery. This is a slow process due to the conservative nature of the veterinarian professions. This is the prime motivation to continue with additional clinical trials and to publish the results.

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

In November 2020 the Company submitted a request for a Breakthrough Device Designation. Ultimately, this was denied, but the FDA acknowledged, “The FDA does believe that RadioGel™ meets criterion #2a: Device represents breakthrough technology. Your device does meet this criterion because it is a novel application of a brachytherapy device outside of the liver.” More importantly the process resulted in a rapid review of our existing data and approach. It led to a redirection of our efforts on writing the IDE and saved the Company much time in the review of that future application.

The MAB selected eighteen applications for RadioGel™, each of which meet the criteria described above. This large number confirms the wide applicability of the device and defines the path for future business growth. The Company’s application establishes a single Indication for Use - treatment of cancerous tissue or solid tumors pathologically associated with locoregional papillary thyroid carcinoma and recurrent papillary thyroid carcinoma. We anticipate that this initial application will facilitate each subsequent application for additional Indications for Use, and the testing for many of the subsequent applications could be conducted in parallel, depending on available resources.

Financing and Strategy

Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities. The Company requires funding of approximately $2 million annually to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States.

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

The Company received $497,880 which were deposited into the Company’s accounts between April and June 2020. Following the clearance of the Regulation A+ offering by the SEC on June 3, 2020, the common shares for these proceeds were issued. In addition, the Company exchanged their outstanding convertible notes payable of $525,000, $27,536 in accrued interest and $98,508 in an exchange premium stipulated in the note agreements into shares of common stock, and repaid $50,000 in promissory notes payable. In addition, the Company raised $1,138,800 in the Regulation A+ from November 30, 2020 through December 3, 2020 and issued 42,177,778 shares of common stock and sold 19,200,000 warrants for $19,200 in these offerings.

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020 and have issued the first tranche of shares under the Regulation A+ on June 10, 2020, and amended on February 17, 2021. The intent is to raise up to an additional $1,800,000 over the next 12 months, which may be completed in separate closings.

The Company intends to use the proceeds generated from the sale of shares under Regulation A+ as follows:

For the animal therapy market:

●	Fund the effort to communicate the benefits of IsoPet® to the veterinary community and the pet parents.
●	Conduct additional clinical studies to generate more data for the veterinary community
●	Subsidize some IsoPet® therapies, if necessary, to ensure that all viable candidates are treated.
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System.
●	Complete the previously defined pre-clinical testing and additional testing on an animal model closely aligned with our revised indication for use. Report the results to the FDA in a pre-submission meeting.
●	Use the feedback from that meeting to write the IDE (Investigational Device Exemption), which is required to initiate clinical trials.

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

Raw Materials

The Company currently subcontracts the manufacturing of RadioGelTM at IsoTherapeutics. Eckert and Ziegler the only supplier of Y-90 in the United States, is the sole supplier of the Y-90 used by IsoTherapeutics to manufacture the Company’s RadioGel™. The Company obtains supplies, hardware, handling equipment and packaging from several different U.S. suppliers.

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

Human Capital

As of December 31, 2020, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

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

The Company’s independent registered public accounting firms’ reports on the Company’s financial statements for the years ended December 31, 2020 and 2019 express substantial doubt about the Company’s ability to continue as a going concern. The reports include an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and, based on its current operating levels, require additional capital or significant restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business. It is extremely remote that the Company could obtain any financing on any basis that did not result in considerable dilution for shareholders. Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on its ability to obtain debt or equity financing and may adversely impact its stock price.

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

The Company has generated material operating losses since inception. The Company has had recurring net losses since inception which has resulted in an accumulated deficit of $74,558,101 and $73,601,109 as of December 31, 2020 and 2019, respectively including net losses of $956,992 and $1,610,097 for the years ended December 31, 2020 and 2019. Historically, the Company has relied upon investor funds to maintain its operations and develop its business. The Company needs to raise additional capital within the next quarter from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all. If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

The Company requires funding of at least $1.8 million per year to maintain current operating activities. Over the next 24 months, the Company believes it will cost approximately $9 million to fund: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States.

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

Recent economic events, including the COVID-19 pandemic, the inherent instability in global capital markets, as well as the lack of liquidity in the capital markets, could adversely impact the Company’s ability to obtain financing and its ability to execute its business plan.

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

During 2014, the Company ceased all previous manufacturing and sales activities. Our revenues for the year ended December 31, 2017 consisted of only consulting revenue, and our revenues for the year ended December 31, 2018 consisted of only $17,583 of grant revenue. The Company’s consulting revenues for the year ended December 31, 2017 were made to one customer, and those sales constituted 100% of total revenues for that years. At such time as the Company recommences active operations, no assurances can be given that the Company will be successful in commercializing its products or expanding the number of customers purchasing its products and services. The Company had $7,000 and $9,500 in operating revenues, net of discounts for the years ended December 31, 2020 and 2019, respectively as they have commenced sales of IsoPet®.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2020 and 2019, the Company’s internal control over financial reporting was ineffective. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports. Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2020 and 2019. The Company needs to hire additional qualified accounting personnel in order to resolve this material weakness. The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

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

The Company’s average daily volume of shares traded for the years ended December 31, 2020 and 2019 was 32,815 and 681,623, respectively. Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

The Company’s outstanding securities, the stock or other securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 297,346,254 shares of common stock outstanding on March 18, 2021. The Company also had outstanding on that date dilutive securities consisting of preferred stock, restricted stock units, options, warrants, and convertible notes (collectively, “Common Stock Equivalents”) that if they had been exercised and converted in full on March 18, 2021, would have resulted in the issuance of up to 90,093,648 additional shares of common stock. The issuance of shares upon the exercise of the Common Stock Equivalents may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding shares of common stock. The issuance of some or all those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders.

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

For the year ended December 31, 2020, the reported low closing price for the Company’s common stock was $0.0135 per share, and the reported high closing price was $0.245 per share. For the year ended December 31, 2019, the reported low closing price for the Company’s common stock was $0.0112 per share, and the reported high closing price was $0.0893 per share. There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early stage companies, particularly early stage medical product companies. Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

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

GENERAL RISK FACTORS

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

ITEM 2. PROPERTIES.

The Company is headquartered in Richland, Washington. Our Chief Executive Officer currently works from his home office in virtual communication with key personnel. Cadwell Laboratories, which is controlled by Carl Cadwell, a director of the Company, provides office space to management on an as-needed basis until such time as the Company leases permanent office space. Management believes that the Company's sites are adequate to support the business and suitable for present purposes, and the properties and equipment have been well maintained.

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

On November 25, 2019, the Company and its current and former directors entered into a Settlement Agreement with the Plaintiff. Under the terms of the Settlement Agreement, the Company has agreed to issue 500,000 shares of common stock and 500,000 warrants to the Plaintiff, make an initial payment of $33,503 by December 4, 2019 and beginning on December 16, 2019, the Company will make payments of $10,000 per month for 10 months in full satisfaction of the Separation Agreement and General Release originally entered into on July 21, 2017. The Company has satisfied all of the requirements under this Settlement Agreement.

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

	High	Low
2019
Quarter ended December 31	$0.057	$0.0275
Quarter ended September 30	$0.0893	$0.0112
Quarter ended June 30	$0.0392	$0.02
Quarter ended March 31	$0.068	$0.0192

2020
Quarter ended December 31	$0.245	$0.0187
Quarter ended September 30	$0.0387	$0.0226
Quarter ended June 30	$0.0495	$0.0135
Quarter ended March 31	$0.402	$0.02

Holders

As of March 18, 2021, we had 297,346,254 shares of common stock, par value $0.001 per share, issued and outstanding, which were held by approximately 236 shareholders of record. Our transfer agent is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

2015 Omnibus Securities and Incentive Plan

In October 2015, our Board of Directors and stockholders approved the adoption of the 2015 Omnibus Securities and Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes an aggregate number of shares of common stock for issuance to all employees of the Company or any subsidiary of the Company, any non-employee director, consultants and independent contractors of the Company or any subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any subsidiary. The aggregate number of shares that may be issued under the Plan shall not exceed twenty percent (20%) of the issued and outstanding shares of common stock on an as converted primary basis on a rolling basis. For calculation purposes, the As Converted Primary Shares (as defined in the 2015 Plan) shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2015 Plan. As of December 31, 2020, the Converted Primary Shares calculation results in 32,836,047 aggregate shares that may be issued under the 2015 Plan. The 2015 Plan is administered by the Company’s Compensation Committee, who may issue awards in the form of stock options and/or restricted stock awards. Effective December 31, 2020, an aggregate total of 1,162,500 restricted stock units (“RSUs”) under the 2015 Plan were authorized, but as of March 18, 2021, 385,000 had been issued.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2020, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2020

During the month of November 2020, the Company issued 933,750 shares of common stock in the exchange of 1,867,500 warrants to an accredited investor.

During the month of December 2020, the Company issued 7,207,400 shares of common stock in consideration for the conversion of 576,592 shares of Series B Convertible Preferred issued to an accredited investor.

During the month of December 2020, the Company issued 4,759,435 shares of common stock in the cashless exercise of 6,860,000 warrants.

In December 2020, the Chief Executive Officer, exercised 2,500,000 options into shares of common stock valued at $60,000.

In addition, the Company raised $1,138,800 in the Regulation A+ from November 30, 2020 through December 3, 2020 and issued 42,177,778 shares of common stock and sold 19,200,000 warrants for $19,200 in these offerings.

Issuances Subsequent to December 31, 2020

In January 2021, the Company issued 1,259,250 shares of common stock in conversion of a convertible note payable of $50,000 and accrued interest of $370. This conversion resulted in a loss on conversion of $176,295.

In January 2021, the Company issued 3,423,968 shares of common stock in the cashless exercise of 4,875,000 warrants.

In January 2021, the Company issued 384,445 shares of common stock in conversion of accounts payable in the amount of $50,000.

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

Results of Operations

Comparison for the Year Ended December 31, 2020 and December 31, 2019

The following table sets forth information from the Company’s statements of operations for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues, net	$7,000	$9,500

Cost of goods sold	5,608	6,028

Gross profit	1,392	3,472

Operating expense	673,913	1,333,451

Operating loss	(672,521)	(1,329,979)

Non-operating expense	(284,471)	(280,118)

Net loss	$(956,992)	$(1,610,097)

Revenue and Cost of Goods Sold

We had $7,000 in revenues for the year ended December 31, 2020, compared to $9,500 in revenue for the year ended December 31, 2019, a period over period decrease of $2,500. These revenues are reflected net of discounts. The decrease was a result of the Company’s recognition of their sales for IsoPet®.

We had $5,608 in cost of goods sold for the year ended December 31, 2020, compared to $6,028 in cost of goods sold for the year ended December 31, 2019, a period over period decrease of $420. The decrease was a result of the Company’s recognition of their sales for IsoPet®.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the years ended December 31, 2020 and 2019 consisted of the following:

	Year ended December 31, 2020	Year ended December 31, 2019
Professional fees	$243,942	$462,952
Stock options and warrants consideration	2,176	608,588
Payroll expense	234,094	120,000
Research and development	84,668	67,584
General and administrative expense	109,033	74,327
	$673,913	$1,333,451

Operating expenses for the years ended December 31, 2020 and 2019 were $673,913 and $1,333,451, respectively. The decrease in operating expense from 2019 to 2020 is attributable to a slow down in operations as a result of cash flow issues the Company incurred, decreased stock options and warrants granted ($608,588 for the year ended December 31, 2019 versus $2,176 for the year ended December 31, 2020) as a result of granting of options with respect to revised employment agreements, increased research and development ($67,584 for the year ended December 31, 2019 versus $84,668 for the year ended December 31, 2020) as a result of a ramp up in testing, increased general and administrative expense ($74,327 for the year ended December 31, 2019 versus $109,033 for the year ended December 31, 2020), and decreased professional fees ($462,952 for the year ended December 31, 2019 versus $243,942 for the year ended December 31, 2020), which resulted from decreased consulting expenses of the Company, as the Company was focused on product development.

Non-Operating Income (Expense)

Non-Operating income (expense) for the years ended December 31, 2020 and 2019 consisted of the following:

	Year ended December 31, 2020	Year ended December 31, 2019
Interest expense	$(287,471)	$(261,374)
Net gain (loss) on settlement of debt	-	(18,744)
Other income	3,000	-
	$(284,471)	$(280,118)

Non-operating income (expense) for the year ended December 31, 2020 varied from the year ended December 31, 2019 primarily due to an increase in interest expense, attributable to the notes payable activity from 2019 to 2020.

Net Loss

The Company’s net loss for the years ended December 31, 2020 and 2019 was $956,992 and $1,610,097, respectively, as a result of the items described above.

Liquidity and Capital Resources

At December 31, 2020, the Company had working capital of $32,034, as compared to negative working capital of $1,479,689 at December 31, 2019. During the year ended December 31, 2020, the Company experienced negative cash flow from operations of $875,807 and realized $1,759,130 of cash flows from financing activities. As of December 31, 2020, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $837,113 for the year ended December 31, 2019 to $875,807 for the year ended December 31, 2020. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, loss on preferred and common stock and stock options and warrants issued for services and other expenses. Cash provided from financing activities increased from $852,000 for the year ended December 31, 2019 to $1,759,130 for the year ended December 31, 2020. The increase in cash provided from financing activities was primarily a result of increase in proceeds from the Regulation A+ where the Company raised $1,662,780 from common stock and warrant issuances, $60,000 from the exercise of stock options, plus proceeds of $150,000 from convertible notes, which $50,000 was repaid. In 2019, the Company raised $737,000 from related parties and through convertible notes.

The Company has generated material operating losses since inception. The Company had a net loss of $956,992 for the year ended December 31, 2020, and a net loss of $1,610,097 for the year ended December 31, 2019. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

The Company requires funding of at least $1.8 million per year to maintain current operating activities. Over the next 24 months, the Company believes it will cost approximately $9 million to fund: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States.

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

Contractual Obligations (payments due by period as of December 31, 2020)

Contractual Obligation	Total Payments Due	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years
License Agreement with Battelle Memorial Institute	$14,000	$10,000	*	$4,000	$-	$-

*This was paid December 30, 2020

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

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2020 and 2019, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

Stock-Based Compensation

The Company recognizes compensation costs under FASB ASC Topic 718, Compensation – Stock Compensation and ASU 2018-07. Companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2020, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2020, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
Michael K. Korenko	74	President, Chief Executive Officer, and Director
Michael Pollack	54	Interim Chief Financial Officer
Carlton M. Cadwell	76	Chairman of the Board and Secretary

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2020 and that such reports were timely.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this report, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s board of directors during 2020 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

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

Board of Directors; Attendance at Meetings

The Board held two meetings and acted by unanimous written consent two times during the year ended December 31, 2020. Each director attended both Board meetings during the year ended December 31, 2020. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders, but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the year ended December 31, 2020 (collectively, the “Named Executive Officers”):

Name and Principal Position (1)	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Total ($)

Dr. Michael K. Korenko	2020	$120,086	(3)	$98,165	$-	$-	$218,251
CEO, President and Director	2019	$120,000		$-	$-	$585,144	$705,144

(1)	Michael Pollack began serving as the Company’s Interim Chief Financial Officer in December 2018 and was paid no compensation in 2018 or 2019. Accordingly, he has not been included in this table.

(2)	The amounts in this column represent the grant date fair value of stock option awards, computed in accordance with FASB ASC Topic 718.

(3)	Of the $120,000 due Mr. Korenko for 2019, $100,000 is accrued for as of December 31, 2019, and as of December 31, 2020, the Company has $69,914 in accrued compensation to Mr. Korenko.

Narrative Disclosure to Summary Compensation Table

Dr. Michael K. Korenko. On October 24, 2018, Mr. Korenko entered into an employment agreement with the Company (the “Old Employment Agreement”), which was scheduled to terminate on December 31, 2019. On June 4, 2019, Mr. Korenko and the Company entered into a new employment agreement, effective June 11, 2019, which shall terminate on December 31, 2020 and December 31 of subsequent years (the “Termination Date”) if the agreement is extended pursuant to its terms. Under the terms of his employment agreement, the Company may terminate Dr. Korenko’s employment either with or without cause prior to the Termination Date, but in the event of a termination without cause, Dr. Korenko shall be entitled to receive monthly payments of his base salary for a period of six months thereafter, all of Dr. Korenko’s outstanding options, if any, shall vest, and Dr. Korenko shall be entitled to receive all past due compensation within three weeks of the date of termination. The employment agreement automatically renewed for another year through December 31, 2021.

The Company shall pay to Dr. Korenko an annual base compensation of $180,000, which is payable in equal monthly intervals. Of the $180,000 in annual base salary, $60,000 of annual pay shall be deferred and accrued until the Company’s cash balance exceeds $1,000,000, which occurred in December 2020. Dr. Korenko’s employment agreement provides that he shall receive a stock option grant issued under the Company’s 2015 Omnibus Securities and Incentive Plan in an amount equal to 21 million options ten days after the Company’s 1-for-8 reverse split, which was consummated in late June 2019. The options shall have a seven year term, shall be exercisable at a price of $0.024 per share, and shall vest as follows: 50% shall vest in equal amounts at the end of each quarter for the two quarters after grant date, 25% shall vest upon the Company filing for a patent, and the remaining 25% shall vest upon the first commercial sale of IsoPet. In December 2020, Mr. Korenko exercised 2,500,000 of these options for $60,000.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth all outstanding equity awards held by the Company’s Named Executive Officers as of the end of last fiscal year.

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date
Michael Korenko (1)	8,120,152	-	$0.112	10/24/25
Michael Korenko(2)	18,500,000	-	$0.024	7/7/26

(1)	Issued pursuant to employment contract dated October 24, 2018
(2)	Issued pursuant to employment contract dated July 7, 2019

Compensation of Directors

During the year ended December 31, 2020, the Company’s non-employee directors were not paid any compensation.

The following table sets forth, for each of the Company’s non-employee directors who served during 2020, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2020:

	Outstanding	Outstanding
	Stock	Stock
Name	Awards (#)	Options (#)
Carlton M. Cadwell	-	-

During June 2016, the Company granted to Mr. Cadwell options to purchase 12,500 shares of common stock at an exercise price of $8.00 per share, which options expired June 21, 2019. These options had a grant date fair value of $34,771, which amounts were calculated in accordance with ASC Topic 718.

Additionally, the Company granted warrants to purchase 6,425,503 shares of Company common stock to Carlton Cadwell in 2018 as a result of the Path Forward Agreements and conversion of his advances to the Company. These warrants expired in October 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of the Company’s Common Stock

The following table sets forth, as of March 18, 2021, the number of shares of common stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s common stock, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

As of March 18, 2021, there were 297,346,254 shares of common stock outstanding and up to 90,093,648 shares issuable upon exercise of common stock equivalents, assuming exercise and conversion occurred as of that date, for a total of 387,439,902 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	26,912	*%

Carlton M. Cadwell (3)	14,113,442	3.6%

Michael K. Korenko (4)	34,140,222	8.8%

Michael Pollack	16,000	*

All Current Directors and Executive Officers as a group (3 individuals)	48,296,576	12.4%

*Less than 1%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of the common stock equivalents within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 18, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of the common stock equivalents, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 18, 2021, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the common stock equivalents. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that under the terms of the Cadwell Trust, Dr. Cadwell does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	Includes 1,136,137 shares issuable upon conversion of Series A Preferred; and 4,816,275 shares issuable upon conversion of Series C Preferred.

(4)	Includes 125,000 shares issuable upon conversion of Series A Preferred; 825,000 of vested Restricted Stock Units; 26,620,152 shares issuable upon the exercise of stock options exercisable within 60 days of March 18, 2021; and 225,000 shares issuable upon the exercise of warrants that may be exercised within 60 days of March 18, 2021.

Beneficial Ownership of the Company’s Series A Convertible Preferred Stock

As of March 18, 2021, there were 2,171,007 shares of Series A Preferred issued and outstanding, convertible into 2,713,759 shares of the Company’s common stock.

The following table sets forth, as of March 18, 2021, the number of shares of Series A Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series A Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Cadwell Family Irrevocable Trust	148,309	6.8%

Carlton M. Cadwell	908,910	41.9%

Michael K. Korenko	100,000	4.6%

All Current Directors and Executive Officers as a group (2 individuals)(3)	1,157,219	53.3%

Major Shareholder(s):

Firstfire Global Opportunities Fund	113,724	5.2%

L. Bruce Jolliff	197,979	9.1%

Stoel Rives	133,333	6.1%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of (i) the Cadwell Family Irrevocable Trust (the “Cadwell Trust” ) is 909 North Kellogg Street, Kennewick, WA 99336; (ii) Firstfire Global Opportunities Fund LLC is 1040 First Avenue, Suite 190, New York, NY 10022; (iii) L. Bruce Jolliff is 206 N 41st St. Unit 1, Yakima, WA 98901; and (iv) Stoel Rives is One Union Square, 600 University Street, Suite 3600, Seattle, WA 98101.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series A Convertible Preferred beneficially owned by the Cadwell Trust.

(3)	Michael Pollack, the Company’s Interim Chief Financial Officer, does not hold any Company Series A Convertible Preferred, and has therefore been omitted from this table.

Beneficial Ownership of the Company’s Series B Convertible Preferred Stock

As of March 18, 2021, there were 436,653 shares of Series B Preferred issued and outstanding, convertible into 5,458,163 shares of the Company’s common stock.

The following table sets forth, as of March 18, 2021, the number of shares of Series B Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series B Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
All Current Directors and Executive Officers as a group (3 individuals)	-		*%

Major Shareholder(s):

Jason Adelman(3)	436,290	99%

*Less than 1%

(1)	None of the Company’s directors and executive officers hold any shares of the Company’s Series B Convertible Preferred, and they have therefore been omitted from this table. The address of each of the beneficial owners are as follows: (i) Jason Adelman is 40 East 66th St., New York, NY 10065; and (ii) Cipher 06, LLC, c/o Ellis Lake Capital, 444 Madison Avenue, 40th Floor, New York, NY 10022.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares.

(3)	Includes 200,000 shares of Series B Preferred held by JTA Resources LLC.

Beneficial Ownership of the Company’s Series C Convertible Preferred Stock

As of March 18, 2021, there were 385,302 shares of Series C Preferred issued and outstanding, convertible into 4,816,275 shares of the Company’s common stock.

The following table sets forth, as of March 18, 2021, the number of shares of Series C Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series C Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

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

The Company borrowed $107,000 in the year ended December 31, 2020 from its CEO and repaid these amounts in full.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2020 and 2019 were $61,500 and $61,500, respectively, all of which was paid to Fruci & Associates II, PLLC.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2020 and 2019 in the amounts of $7,250 and $7,250, respectively. All services performed by the Company’s Registered Public Accounting Firm, Fruci & Associates II, PLLC have been pre-approved by the Company’s Board of Directors.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2020 and 2019 were $2,750 and $2,750, respectively, all of which was paid to Fruci & Associates II, PLLC.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2020 and 2019 There were no fees incurred to Fruci & Associates II, PLLC related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.	Financial Statements. The Vivos Inc. Balance Sheets as of December 31, 2020 and 2019, the Statements of Operations for the years ended December 31, 2020 and 2019, the Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2020 and 2019, and the Statements of Cash Flows for the years ended December 31, 2020 and 2019, together with the notes thereto and the reports of Fruci & Associates II, PLLC as required by Item 8 are included in this 2020 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.4	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.5	Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).
3.6	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series A Convertible Preferred Stock”, consisting of 2,500,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed June 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015).

3.7	Certificate of Amendment to the Certificate of Incorporation increasing the authorized series of “Series A Convertible Preferred Stock” to 5,000,000 shares, filed March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016).
3.8	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series B Convertible Preferred Stock”, consisting of 5,000,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed October 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.3	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.4	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.5	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.6	Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.7	2015 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed May 25, 2016).
10.8	Washington State University Sub-Award Agreement for the period December 15, 2017 through January 31, 2018.(incorporated by reference to Exhibit 10.13 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.9	The Curators of the University of Missouri Sponsored Research Contract for the period November 1, 2017 through October 31, 2018. (incorporated by reference to Exhibit 10.14 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.11	Employment Agreement by and between Vivos Inc. and Michael Korenko, dated June 4, 2019 (incorporated by reference to Exhibit 6.18 to the Company’s Offering Statement on Form 1-A filed on July 29, 2019).
23	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (4)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS INC.

Date: March 24, 2021	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2021	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2021	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 24, 2021	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Secretary and Chairman of the Board

Vivos Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vivos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vivos, Inc. (“the Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has utilized significant cash in operations, and its cash position is not sufficient to support operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recognition of common stock warrant transactions

Description of the Critical Audit Matter

As discussed in Note 8 to the financial statements, the Company issued a number of common stock warrants during the period alongside various agreements. The Company’s initial recognition of outstanding warrants and the evaluation of common shares issued in exchange for stock warrants involved complexity and judgement in applying the relevant accounting standards when auditing management’s conclusions on the classification and recognition of warrants on issuance and on exercise.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s calculation of common shares issued for exchange of stock warrants included the following:

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of considerations of the underlying warrants, including the classification with respect to the terms and in considering applicable generally accepted accounting standards.
●	We read the applicable agreements and compared the key terms to management’s analysis of the transaction.
●	We read, evaluated, and tested the reasonableness of management’s calculation utilized in the determination of common shares issued in exchange for stock warrants.
●	We evaluated whether management had appropriately considered new information that could significantly change the measurement or disclosure of common shares issued in exchange for stock warrants, and evaluated the disclosures related to the financial statement impacts of the transactions.

We have served as the Company’s auditor since 2016.

Spokane, Washington

March 24, 2021

VIVOS INC
BALANCE SHEETS
DECEMBER 31, 2020 AND 2019

	DECEMBER 31,	DECEMBER 31,
	2020	2019
ASSETS

Current Assets:
Cash	$903,704	$20,381
Prepaid expenses	33,835	23,492

Total Current Assets	937,539	43,873

TOTAL ASSETS	$937,539	$43,873

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$361,880	$511,817
Related party accounts payable	32,110	32,110
Accrued interest payable	100,954	93,249
Payroll liabilities payable	66,143	100,000
Convertible notes payable, related party, net	-	14,500
Convertible notes payable, net	107,418	434,886
Promissory notes payable, net of discount	-	100,000
Related party promissory note	237,000	237,000

Total Current Liabilities	905,505	1,523,562

Total Liabilities	905,505	1,523,562

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,171,007 and 2,552,642 shares issued and outstanding, respectively	2,171	2,553
Additional paid in capital - Series A Convertible preferred stock	8,857,358	8,870,626
Series B Convertible Preferred, 5,000,000 shares authorized, 436,653 and 1,113,245 shares issued and outstanding, respectively	436	1,113
Additional paid in capital - Series B Convertible preferred stock	385,235	665,195
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 and 821,292 shares issued and outstanding, respectively	385	821
Additional paid in capital - Series C Convertible preferred stock	500,507	674,457
Common stock, par value, $0.001, 950,000,000 shares authorized, 292,278,591 and 184,845,821 issued and outstanding, respectively	292,279	184,846
Additional paid in capital - common stock	64,551,764	61,721,809
Accumulated deficit	(74,558,101)	(73,601,109)

Total Stockholders’ Equity (Deficit)	32,034	(1,479,689)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$937,539	$43,873

The accompanying notes are an integral part of these financial statements.

VIVOS INC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Revenues, net	$7,000	$9,500
Cost of Goods Sold	(5,608)	(6,028)

Gross profit	1,392	3,472

OPERATING EXPENSES
Professional fees	243,942	462,952
Stock based compensation	2,176	608,588
Payroll expenses	234,094	120,000
Research and development	84,668	67,584
General and administrative expenses	109,033	74,327

Total Operating Expenses	673,913	1,333,451

OPERATING LOSS	(672,521)	(1,329,979)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(287,471)	(261,374)
Other income - SBA	3,000	-
Loss on debt extinguishment	-	(18,744)

Total Non-Operating Income (Expenses)	(284,471)	(280,118)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(956,992)	(1,610,097)

Provision for income taxes	-	-

NET LOSS	$(956,992)	$(1,610,097)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	222,804,039	175,195,600

The accompanying notes are an integral part of these financial statements.

VIVOS INC
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional			Additional			Additional
	Series A Preferred		Paid-In Capital -	Series B Preferred		Paid-In Capital -	Series C Preferred		Paid-In Capital -	Common Stock		Additional Paid-In
	Shares	Amount	Series A Preferred	Shares	Amount	Series B Preferred	Shares	Amount	Series C Preferred	Shares	Amount	Capital - Common	Accumulated Deficit	Total

Balance - December 31, 2018	2,552,642	$2,553	$8,870,626	3,305,755	$3,306	$1,876,768	-	$-	$-	163,445,736	$163,446	$60,132,139	$(71,991,012)	$(942,174)

Stock issued for:
Cash	-	-	-	100,000	100	49,900	-	-	-	1,250,000	1,250	48,750	-	100,000
Accounts payable	-	-	-	-	-	-	-	-	-	1,062,500	1,063	42,837	-	43,900
Services	-	-	-	-	-	-	-	-	-	312,500	312	12,188	-	12,500
Adjustment for fractional shares in reverse split	-	-	-	-	-	-	-	-	-	(140)	-	-	-	-
Conversion of restricted stock units into common stock	-	-	-	-	-	-	-	-	-	385,000	385	(385)	-	-
Conversion of preferred stock into common stock	-	-	-	(1,471,218)	(1,472)	(587,016)	-	-	-	18,390,225	18,390	570,098	-	-
Conversion of Series B Preferred into Series C Preferred	-	-	-	(821,292)	(821)	(674,457)	821,292	821	674,457	-	-	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	151,049	-	151,049
Warrants issued in settlement of litgation	-	-	-	-	-	-	-	-	-	-	-	18,500	-	18,500
Warrants issued for extension of notes payable	-	-	-	-	-	-	-	-	-	-	-	25,656	-	25,656
Options issued for settlement of accounts payable	-	-	-	-	-	-	-	-	-	-	-	48,641	-	48,641
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	612,379	-	612,379
BCF recognized on convertible notes	-	-	-	-	-	-	-	-	-	-	-	59,957	-	59,957
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	(1,610,097)	(1,610,097)

Balance - December 31, 2019	2,552,642	2,553	8,870,626	1,113,245	1,113	665,195	821,292	821	674,457	184,845,821	184,846	61,721,809	(73,601,109)	(1,479,689)

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	60,617,778	60,618	1,576,062	-	1,636,680
Note conversions/settlements	-	-	-	-	-	-	-	-	-	25,964,594	25,965	675,079	-	701,044
Warrant exercises	-	-	-	-	-	-	-	-	-	8,193,185	8,193	51,807	-	60,000
Redemption of preferred stock in convertible note agreement	-	-	-	(100,000)	(100)	(49,900)	-	-	-	-	-	-	-	(50,000)
Redemption of preferred stock for cash	(381,635)	(382)	(13,268)	-	-	-	-	-	-	-	-	-	-	(13,650)
Conversion of preferred stock into common stock	-	-	-	(576,592)	(577)	(230,060)	(435,990)	(436)	(173,950)	12,657,275	12,657	392,366	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,482	-	28,482
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	26,100	-	26,100
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	80,059	-	80,059
Share adjustment	-	-	-	-	-	-	-	-	-	(62)	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	(956,992)	(956,992)

Balance - December 31, 2020	2,171,007	$2,171	$8,857,358	436,653	$436	$385,235	385,302	$385	$500,507	292,278,591	$292,279	$64,551,764	$(74,558,101)	$32,034

The accompanying notes are an integral part of these financial statements.

VIVOS INC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(956,992)	$(1,610,097)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible debt discount	53,527	134,034
Amortization of BCF discount	6,187	55,740
Common stock issued for services	-	12,500
Stock options and warrants for services	2,176	612,379
Forgiveness of debt	-	(34,106)
Warrants issued for interest expense	77,883	25,656
Exchange premium in conversion of notes	98,508	-
Changes in assets and liabilities
Prepaid expenses and other assets	(10,343)	(12,500)
Accounts payable and accrued expenses	(149,937)	(136,371)
Accounts payable and accrued expenses from related party	-	(6,500)
Payroll liabilities	(33,857)	88,549
Accrued interest	37,041	33,603
Total adjustments	81,185	772,984

Net cash used in operating activities	(875,807)	(837,113)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from related party notes payable	-	237,000
Redemption of preferred stock	(63,650)	-
Proceeds from sale of preferred stock	-	50,000
Proceeds from sale of common stock	-	50,000
Proceeds from sale of common stock and warrants	1,662,780	-
Proceeds from the exercise of stock options	60,000	-
Proceeds from convertible debt	150,000	500,000
Proceeds from promissory notes - related party, net of repayments	-	15,000
Payment of notes payable	(50,000)	-
Net cash provided by financing activities	1,759,130	852,000

NET INCREASE IN CASH	883,323	14,887

CASH - BEGINNING OF YEAR	20,381	5,494

CASH - END OF YEAR	$903,704	$20,381

CASH PAID DURING THE PERIOD FOR:
Interest expense	$13,442	$4,000

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cashless exercise of warrants	$5,693	$-
Conversion of preferred stock into common stock	$405,023	$588,487
Conversion of convertible preferred B into convertible preferred C	$-	$675,278
Recognition of debt discount at inception of notes payable	$28,482	$151,048
Conversion of notes payable and accrued interest into common stock	$701,044	$-
Recognition of BCF discount at inception of notes payable	$-	$59,957
Common stock issued in settlement of accounts payable	$-	$43,900
Stock options issued in settlement of accounts payable	$-	$48,643
Reclassification of notes payable and accrued interest into common stock	$-	$15,000
Warrants issued for settlement of litigation	$-	$18,500

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

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

The dogs were treated for canine soft tissue sarcoma. Response evaluation criteria in solid tumors (“RECIST”) is a set of published rules that define when tumors in cancer patients improve (respond), stay the same (stabilize), or worsen (progress) during treatment. The criteria were published by an international collaboration including the European Organisation for Research and Treatment of Cancer (“EORTC”), National Cancer Institute of the United States, and the National Cancer Institute of Canada Clinical Trials Group.

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

Commencing in July 2019, the Company recognized its first commercial sale of IsoPet®. A veterinarian from Alaska brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400Gy with heavy therapy at the margins. This sale met the revenue recognition requirements under ASC 606 as the performance obligation was satisfied. The Company completed sales for an additional four animals that received the IsoPet® during 2019.

Our plan is to incorporate the data assembled from our work with Isopet® in animal therapy to support the Company’s efforts in the development of our RadioGel™ device candidate, including obtaining approval from the FDA to market and sell RadioGel™ as a Class II medical device. RadioGel™ is an injectable particle-gel for brachytherapy radiation treatment of cancerous tumors in people and animals. RadioGel™ is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small, less than two microns, yttrium-90 phosphate particles (“Y-90”). Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactivity drops to 5% of its original value after ten days.

Recently, the Company modified its Indication for Use from skin cancel to cancerous tissue or solid tumors pathologically associated with locoregional papillary thyroid carcinoma and recurrent papillary thyroid carcinoma having discernable tumors associated with metastatic lymph nodes or extranodal disease in patients who are not surgical candidates or who have declined surgery, or patients who require post-surgical remnant ablation (for example, after prior incomplete radioiodine therapy). Papillary thyroid carcinoma belongs to the general class of head and neck tumors for which tumors are accessible by intraoperative direct needle injection. The Company’s Medical Advisory Board felt that demonstrating efficacy in clinical trials was much easier with this new indication.

The Company’s lead brachytherapy products, including RadioGel™, incorporate patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted the Company an exclusive license to patents covering the manufacturing, processing and applications of RadioGel™ (the “Battelle License”). This exclusive license is to terminate upon the expiration of the last patent included in this agreement (March 2022). Other intellectual property protection includes proprietary production processes and trademark protection in 17 countries. The Company plans to continue efforts to develop new refinements on the production process, and the product and application hardware, as a basis for future patents.

The Company received the Patent Cooperation Treaty (“PCT”) International Search Report on our patent application (No.1811.191). Seven of our claims were immediately ruled as having novelty, inventive step and industrial applicability. This gives us the basis to extend for many years the patent protection for our proprietary Yttrium-90 phosphate particles utilized in Isopet® and Radiogel™. As part of the normal review process, we have also submitted the technical justification for seven additional claims. We are in the process of filing patent claims in Canada, UK (Great Britain, Scotland, Wales and Ireland), Japan, Germany, Italy, France, Australia, Brazil, China, India, North Countries (Sweden, Norway, Finland, and Denmark).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered recurring losses and used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations. Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities as well as a series of grants. The Company requires funding of approximately $2 million annually to maintain current operating activities.

The Company has completed its reverse stock split which was approved by FINRA and went effective on June 28, 2019.

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020 and have issued the first tranche of shares under the Regulation A+ on June 10, 2020. The intent is to raise up to $1,800,000 over the next 12-18 months, which may be completed in separate closings.

The Company intends to use the proceeds generated from the sale of shares under Regulation A+ as follows:

For the animal therapy market:

●	Fund the effort to communicate the benefits of IsoPet® to the veterinary community and the pet parents.
●	Conduct additional clinical studies to generate more data for the veterinary community
●	Subsidize some IsoPet® therapies, if necessary, to ensure that all viable candidates are treated.
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System.
●	Complete the previously defined pre-clinical testing and additional testing on an animal model closely aligned with our revised indication for use. Report the results to the FDA in a pre-submission meeting.
●	Use the feedback from that meeting to write the IDE (Investigational Device Exemption), which is required to initiate clinical trials.

The Company received $497,880 which were deposited into the Company’s accounts between April and June 2020. Following the clearance of the Regulation A+ offering by the SEC on June 3, 2020, the common shares for these proceeds were issued. In addition, the Company exchanged their outstanding convertible notes payable of $525,000, $27,536 in accrued interest and $98,508 in an exchange premium stipulated in the note agreements into shares of common stock. In addition, the Company raised $1,138,800 in the Regulation A+ from November 30, 2020 through December 3, 2020 and issued 42,177,778 shares of common stock and sold 19,200,000 warrants for $19,200 in these offerings.

Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities. The Company requires funding of approximately $2 million annually to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States.

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

The Company has been impacted from the effects of COVID-19. The Company’s headquarters are in Northeast Washington however there focus of the animal therapy market has been the Northwestern sector of the United States, the initial epicenter of the COVID-19 outbreak in the United States. In addition to a slow down in the marketing of the services, the volatility of the stock market has contributed to a lack of funds that ordinarily may have been available to the Company. The Company is hopeful that by the end of the third quarter of 2021, they will be allowed to continue their marketing to the animal therapy market and attempt to increase the exposure to their product and generate revenue accordingly.

As of December 31, 2020, the Company has $903,704 cash on hand. There are currently commitments to vendors for products and services purchased that will necessitate liquidation of the Company if it is unable to raise additional capital. The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

The Company occasionally maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020 and 2019, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

Future minimum royalties for the years ended December 31 are noted below:

Minimum
Royalties per
Calendar Year	Calendar Year
2021	$10,000
2022	4,000
Total	$14,000

The Company periodically reviews the carrying values of capitalized license fees and any impairments are recognized when the expected future operating cash flows to be derived from such assets are less than their carrying value.

The 2021 fee was paid in December 2020.

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

There have been no such capitalized costs in the years ended December 31, 2020 and 2019, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

All revenue generated during the years ended December 31, 2020 and 2019 related to sales of product.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the years ended December 31, 2020 and 2019, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of December 31, 2020 and 2019, which include the following:

	December 31, 2020	December 31, 2019
Convertible debt	1,252,456	10,914,782
Preferred stock	12,998,195	27,372,515
Common stock options	28,885,461	34,524,580
Common stock warrants	32,064,375	31,286,847
Total potential dilutive securities	75,190,487	104,098,724

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

The Company incurred $84,668 and $67,584 research and development costs for the years ended December 31, 2020 and 2019, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the years then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the years ended December 31, 2020 and 2019, the Company incurred $6,182 and $0 in advertising and marketing costs which are included in general and administrative expenses.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of December 31, 2020 and 2019.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the years ended December 31, 2020 and 2019. The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2020 and 2019.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2020 and 2019, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

Stock-Based Compensation

The Company recognizes compensation costs under FASB ASC Topic 718, Compensation – Stock Compensation and ASU 2018-07. Companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

NOTE 3: FIXED ASSETS

Fixed assets consist of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Production equipment	$-	$-
Less accumulated depreciation	-	-
	$-	$-

There is no depreciation expense for the years ended December 31, 2020 and 2019.

In June 2019, the Company sold the one piece of equipment still held for $0. The basis of this piece of equipment was also $0, resulting in no gain or loss on the sale.

NOTE 4: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

As of December 31, 2020 and 2019, the Company had the following related party convertible notes outstanding:

	2020	2019
September 2019 $15,000 Note, 8% interest, due January 2020	$-	$15,000
	-	-
Total Convertible Notes Payable, Net	$-	$15,000
Less: Debt Discount	-	(500)
	$-	$14,500

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

Interest expense for the years ended December 31, 2020 and 2019 on the related party convertible notes payable amounted to $298 and $321, respectively.

Related Party Notes Payable

As of December 31, 2020 and 2019, the Company had the following related party notes outstanding:

	2020	2019
January 2019 $60,000 Note, 8% interest, due January 2020	$60,000	$60,000
March 2019 $48,000 Note, 8% interest, due March 2020	48,000	48,000
April 2019 $29,000 Note, 8% interest, due April 2020	29,000	29,000
July 2019 $50,000 Note 8% interest, due July 2020	50,000	50,000
November 2019 $50,000 Note 8% interest, due November 2020	50,000	50,000

Total Related Party Notes Payable, Net	$237,000	$237,000

On January 24, 2019 the Company entered into a note payable with a trust related to one of the Company’s directors in the amount of $60,000. The note is for a one-year period which was to mature January 24, 2020 and bears interest at an annual rate of 8.00%. The Company is in default of this note.

On March 27, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. On April 29, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $29,000. The Company is in default of this note. On July 5, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. On November 25, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing November 25, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. Interest expense for these notes for the years ended December 31, 2020 and 2019 was $18,960 and $11,307, respectively and accrued interest at December 31, 2020 is $30,267.

The Company borrowed $107,000 in the year ended December 31, 2020 from its CEO and repaid these amounts in full.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $32,110 and $32,110 as of December 31, 2020 and 2019, respectively.

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

The Company’s Chief Executive Officer exercised 2,500,000 stock options for $60,000 in December 2020.

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of December 31, 2020 and 2019, the Company had the following convertible notes outstanding:

	2020	2019
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$45,000
May 2019 $60,000 Note convertible into common shares at $0.04 per share, 8% interest, due October 30, 2019	-	60,000
July 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	50,000
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	50,000
September 2019 $38,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	38,000
September 2019 $25,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	25,000
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	50,000
September 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	50,000
September 2019 $37,000 Note convertible into common shares at $0.04 per share, 8% interest, due January 15, 2020	-	37,000
December 2019 $50,000 Note convertible into common shares at $0.04 per share, 8% interest, due March 31, 2020	-	50,000
November 2020 $50,000 Note convertible into common shares at $0.04, 6% interest, due May 30, 2021	50,000	-
Penalties on notes in default	12,418	10,618
Total Convertible Notes Payable, Net	$107,418	$465,618
Less: BCF Discount	-	(6,187)
Less: Debt Discount	-	(24,545)
	$107,418	$434,886

Interest expense for the years ended December 31, 2020 and 2019 on the convertible notes payable amounted to $21,394 and $16,563, respectively.

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

The Company entered into a $50,000 convertible promissory note on November 30, 2020, that matures May 30, 2021. The convertible promissory notes bear interest at a rate of 6%, The convertible promissory note is convertible into shares of common stock at a price of $0.04 per share. Upon the closing of an equity financing pursuant to an effective registration statement with gross proceeds to the Company totaling at least $350,000 exclusive of any exchanges (“Qualified Financing”), the outstanding principal amount of this convertible promissory notes together with all accrued and unpaid interest shall be exchanged into such securities as are issued in the Qualified Financing at a rate of 1.20. Upon an exchange, the Payee shall be granted all rights afforded to an investor in the Qualified Financing. The Company along with the noteholder agreed to exchange 1,867,500 warrants into 933,750 common shares. These shares were issued in December 2020.

NOTE 6: PROMISSORY NOTES PAYABLE

As of December 31, 2020 and 2019, the Company had the following promissory notes outstanding:

	2020	2019
February 2019, two promissory notes for $50,000 each (total of $100,000), maturing August 2019, extended to February 2020, at 8.00% interest (originally) and now 15% interest and extended to August 20, 2020	$-	$100,000
Debt discount	(-)	-
Total Promissory Notes Payable, Net	$-	$100,000

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

On August 20, 2019, the two noteholders agreed to extend these notes another six-months to February 20, 2020, then amended again for six-months and the notes were to mature August 20, 2020. In consideration for the extension, the note holders received 750,000 warrants (375,000 each) and the interest rate on the notes increased from 8% to 15% per annum. The interest expense on these notes for the years ended December 31, 2020 and 2019 amounted to $8,032 and $9,410.

The Company repaid $50,000 of these notes plus $13,442 in accrued interest in July 2020, and settled the remaining $50,000 into 1,851,852 shares of common stock effective July 14, 2020.

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

Net deferred tax assets consist of the following components as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryover	$6,080,000	$5,890,000
Interest expense	-	15,000
Related party accrual	6,400	23,400
Capital Loss Carryover	3,400	3,400
Deferred tax liabilities
Depreciation	(-)	(2,100)
Valuation allowance	(6,089,800)	(5,929,700)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2020 and 2019 due to the following:

	December 31, 2020	December 31, 2019
Book income (loss)	$(201,000)	$(338,100)
Forgiveness of debt	(600)	(7,200)
Depreciation	(1,100)	(1,100)
Interest expense	-	15,000
Related party accrual	4,000	21,100
Stock for services	-	2,600
Options expense	500	134,000
Non-cash interest expense	5,900	39,900
Valuation allowance	192,300	133,800
Income tax expense	$-	$-

At December 31, 2020, the Company had net operating loss carryforwards of approximately $28,960,300.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is located in the state of Washington and Washington state does not require the filing of income taxes. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of December 31, 2020 and December 31, 2019, the Company has 292,278,591 and 184,845,821 shares issued and outstanding, respectively.

On March 28, 2019, the Company’s board of directors approved a reverse 1-for-8 stock split, and a decrease in the authorized shares from 2,000,000,000 to 950,000,000. The reverse stock split went effective by FINRA on June 28, 2019.

Preferred Stock

As of December 31, 2020 and 2019, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

In March through June 2020, certain holders of convertible promissory notes entered into agreements to exchange certain notes totaling $651,044, including $525,000 in principal amount, $27,536 in accrued interest and an exchange premium as provided for in the note agreements of $98,508 into 21,770,668 shares of common stock effective upon the qualification of the offer and sale of such shares under Regulation A+. In connection with the holder’s agreement to enter into the exchange, the Company issued 2,200,000 warrants with a two-year term and an exercise price of $0.045 per share and amend 4,400,000 previously issued warrants to provide for a $.045 exercise price and an expiration date of March 31, 2022. These shares were issued on June 10, 2020 following the qualification of the Regulation A+.

During the three months ended September 30, 2020, the Company issued 1,851,852 shares of common stock to settle $50,000 in promissory notes.

Between November 30 and December 2, 2020, the Company issued 42,177,778 shares of common stock along with 19,200,000 warrants under the Regulation A+ for cash proceeds of $1,138,800 for the common stock and the warrants were purchased for $19,200.

On November 30, 2020, the Company issued 933,750 shares of common stock in exchange for 1,867,500 warrants in accordance with a convertible promissory note.

On December 2, 2020, holders of Series A Preferred stock redeemed 381,635 shares of Series A Preferred stock for $13,650. The Company canceled these certificates simultaneous to the redemption.

On December 3, 2020, a Series B Preferred holder converted 276,592 Series B shares into 3,457,400 common shares, and on December 29, 2020 this Series B Preferred holder converted 300,000 Series B shares into 3,750,000 common shares.

On December 10, 2020, the Chief Executive Officer exercised 2,500,000 stock options into common shares valued at $60,000.

Between December 14, 2020 and December 28, 2020, the Company issued 4,759,435 shares of common stock in the cashless exercise of 6,860,000 warrants.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2018	11,318,021	$0.11-120.00	3.91 years	$-	$0.24

Options granted	23,252,809	$0.024-0.04	-		$-
Options exercised	-	$-	-		$-
Options expired	(46,250)	$-	-		$-

Balance at December 31, 2019	34,524,580	$0.024-120.00	6.49 years	$277,973	$0.08

Options granted	-	$-	-		$-
Options exercised	(2,500,000)	$-	-		$-
Options expired	(3,139,119)	$-	-		$-

Balance at December 31, 2020	28,885,461	$0.024-120.00	5.57 years	$1,661,429	$0.05

Exercisable at December 31, 2020	28,789,836	$0.024-120.00	5.56 years	$1,653,636	$0.05

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

On December 10, 2020, the Chief Executive Officer exercised 2,500,000 stock options into common shares valued at $60,000.

During the years ending December 31, 2020 and 2019, the Company recognized $2,176 and $608,588, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s common stock warrants:

			Weighted		Weighted
	Warrants Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2018	23,052,472	$0.08-80.00	1.77 years	$-	$0.08

Warrants granted	8,234,375	$-	-		$
Warrants exercised	-	$-	-		$
Warrants expired/cancelled	-	$-	-		$

Balance at December 31, 2019	31,286,847	$0.08-80.00	0.97 years	$-	$0.10

Warrants granted	31,870,000	$0.045-0.06	-		$
Warrants exercised/exchanged	(8,727,500)	$-	-		$
Warrants expired/cancelled	(22,364,972)	$-	-		$

Balance at December 31, 2020	32,064,375	$0.04-80.00	1.65 years	$1,614,567	$0.06

Exercisable at December 31, 2020	32,064,375	$0.04-80.00	1.65 years	$1,614,567	$0.06

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the years ended December 31, 2020 and 2019:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Expected term	2 - 5 years	2 - 5 years
Expected volatility	109 - 147%	144 - 295%
Expected dividend yield	-	-
Risk-free interest rate	0.20 - 0.58%	0.58 – 0.81%

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

The Company issued a convertible note in the amount of $100,000 to an accredited investor. The note bears interest at 8% per annum and matures March 31, 2020. The Company granted 1,250,000 warrants with an exercise price of $0.06 per share and a term of two years with this note and amended 1,312,500 previously issued warrants held by the investor to provide for a $.06 exercise price and an expiration date of March 31, 2022. This issuance resulted in a debt discount of $28,482.

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

In March through June 2020, certain holders of convertible promissory notes entered into agreements to exchange certain notes totaling $651,044, including $525,000 in principal amount, $27,536 in accrued interest and an exchange premium as provided for in the note agreements of $98,508 into 21,770,668 shares of common stock effective upon the qualification of the offer and sale of such shares under Regulation A+. In connection with the holder’s agreement to enter into the exchange, the Company issued 2,200,000 warrants with a two-year term and an exercise price of $0.045 per share and amend 4,400,000 previously issued warrants to provide for a $.045 exercise price and an expiration date of March 31, 2022. These shares were issued on June 10, 2020 following the qualification of the Regulation A+. The issuance of the warrants resulted in $77,883 in additional warrant expense.

Between November 30, 2020 and December 2, 2020 the Company sold 19,200,000 warrants for $19,200. These warrants have a two-year term and have an exercise price of $0.06 per share.

On November 30, 2020, the Company exchanged 1,867,500 warrants into 933,750 shares of common stock, and between December 14, 2020 and December 28, 2020, there were cashless exercises of 6,860,000 warrants into 4,759,435 shares of common stock.

In the Company’s quarter ended December 31, 2020, 22,364,972 warrants expired.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2018	262,500	$0.59

RSU’s granted	-	$-
RSU’s vested	-	$-
RSU’s forfeited	-	$-

Balance at December 31, 2019	262,500	$0.59

RSU’s granted	-	$-
RSU’s vested	-	$-
RSU’s forfeited	-	$-

Balance at December 31, 2020	262,500	$0.59

During the years ended December 31, 2020 and 2019, the Company recognized $0 and $0 worth of expense related to the vesting of its RSU’s, respectively. As of December 31, 2020, the Company had $155,400 worth of expense yet to be recognized for RSU’s not yet vested.

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

NOTE 10: COMMITMENT

On June 4, 2019, the Company entered into an Executive Employment Agreement (“Employment Agreement”) with Dr. Michael K. Korenko, the Company’s Chief Executive Officer. The employment term under the Employment Agreement commenced with an effective date of June 11, 2019 and expires on December 31, 2020, and December 31 of each successive year if the Employment Agreement is extended, unless terminated earlier as set forth in the Employment Agreement. The Company on December 31, 2020 extended this agreement through December 31, 2021.

Under the terms of the Employment Agreement, the Company shall pay to Dr. Korenko a base compensation of $180,000. Additionally, in December 2020, Dr. Korenko satisfied the conditions to have his deferred compensation as discussed in the Employment Agreement paid to him.

NOTE 11: CONCENTRATIONS OF CREDIT AND OTHER RISKS

Accounts Receivable

The Company had one customer that represented 100% of the Company’s total revenues for the years ended December 31, 2020 and 2019. The customer that represented 100% of the Company’s total revenue as of December 31, 2020 and 2019 had no net accounts receivable balances.

The loss of a significant customer representing the percentage of total revenue would have a temporary adverse effect on the Company’s revenue, which would continue until the Company located new customers to replace them.

The Company routinely assesses the financial strength of its customers and provides an allowance for doubtful accounts as necessary. As of December 31, 2020 and 2019, the Company had no allowance or bad debt expense recorded.

Product Purchases

Some of the products the Company might market and components thereof are currently available only from a limited number of suppliers including the source for the main component in the Company’s products, Y-90 which is only derived from one source. Failure to obtain deliveries from this source could have a material adverse effect on the Company’s ability to operate.

NOTE 12: SUBSEQUENT EVENTS

In January 2021, the Company issued 1,259,250 shares of common stock in conversion of a convertible note payable of $50,000 and accrued interest of $370. This conversion resulted in a loss on conversion of $176,295.

In January 2021, the Company issued 3,423,968 shares of common stock in the cashless exercise of 4,875,000 warrants.

In March 2021, the Company received $1,360,000 as part of their amended Regulation A+ at $0.08 (17,000,000 shares), along with the sale of 8,487,500 two-year warrants at a strike price of $0.10 per share for $8,238.

