Form 10-Q
period 2021-03-31
VIVOS INC
filed 2021-05-10
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2021

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

As of May 10, 2021, there were 320,292,714 shares of the registrant’s common stock outstanding, 2,171,006 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 436,653 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VIVOS INC

CONDENSED BALANCE SHEETS

MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	MARCH 31,	DECEMBER 31,
	2021	2020
	(UNAUDITED)

ASSETS

Current Assets:
Cash	$2,511,845	$903,704
Prepaid expenses	7,200	33,835

Total Current Assets	2,519,045	937,539

TOTAL ASSETS	$2,519,045	$937,539

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$206,345	$361,880
Related party accounts payable	32,110	32,110
Accrued interest payable	106,690	100,954
Payroll liabilities payable	47,291	66,143
Convertible notes payable, related party, net	-	-
Convertible notes payable, net	57,861	107,418
Promissory notes payable, net of discount	-	-
Related party promissory note	237,000	237,000

Total Current Liabilities	687,297	905,505

Total Liabilities	687,297	905,505

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,171,006 and 2,171,006 shares issued and outstanding, respectively	2,171	2,171
Additional paid in capital - Series A Convertible preferred stock	8,857,358	8,857,358
Series B Convertible Preferred, 5,000,000 shares authorized, 436,653 and 436,653 shares issued and outstanding, respectively	436	436
Additional paid in capital - Series B Convertible preferred stock	385,235	385,235
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 and 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 320,292,714 and 292,278,591 issued and outstanding, respectively	320,292	292,279
Additional paid in capital - common stock	66,611,654	64,551,764
Subscription receivable	-	-
Accumulated deficit	(74,846,290)	(74,558,101)

Total Stockholders’ Equity (Deficit)	1,831,748	32,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,519,045	$937,539

The accompanying notes are an integral part of these financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	2021	2020

Revenues, net	$-	$-
Cost of Goods Sold	-	-

Gross profit	-	-

OPERATING EXPENSES
Professional fees	78,214	53,992
Stock based compensation	-	-
Payroll expenses	49,341	30,000
Research and development	71,700	1,028
General and administrative expenses	35,835	35,353

Total Operating Expenses	235,090	120,373

OPERATING LOSS	(235,090)	(120,373)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(6,549)	(239,858)
Forgiveness of debt	129,745	-
Loss on debt extinguishment	(176,295)	-

Total Non-Operating Income (Expenses)	(53,099)	(239,858)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(288,189)	(360,231)

Provision for income taxes	-	-

NET LOSS	$(288,189)	$(360,231)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	300,540,380	189,097,921

The accompanying notes are an integral part of these financial statements.

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional	(Subscription
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Receivable) / Shares to be	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Issued	Deficit	Total

Balance - December 31, 2019	2,552,642	$2,553	$8,870,626	1,113,245	$1,113	$665,195	821,292	$821	$674,457	184,845,821	$184,846	$61,721,809	$-	$(73,601,109)	$(1,479,689)

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	-	-	-	6,870	-	6,870
Note conversions	-	-	-	-	-	-	-	-	-	-	-	-	526,113	-	526,113
Redemption of preferred stock in convertible note agreement	-	-	-	(100,000)	(100)	(49,900)	-	-	-	-	-	-	-	-	(50,000)
Conversion of preferred stock into common stock	-	-	-	-	-	-	(435,990)	(436)	(173,950)	5,449,875	5,449	168,937	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,482	-	-	28,482
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	77,883	-	-	77,883
Share adjustment	-	-	-	-	-	-	-	-	-	(62)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(360,231)	(360,231)

Balance - March 31, 2020	2,552,642	$2,553	$8,870,626	1,013,245	$1,013	$615,295	385,302	$385	$500,507	190,295,634	$190,295	$61,997,111	$532,983	$(73,961,340)	$(1,250,572)

Balance - December 31, 2020	2,171,007	$2,171	$8,857,358	436,653	$436	$385,235	385,302	$385	$500,507	292,278,591	$292,279	$64,551,764	$-	$(74,558,101)	$32,034

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	22,500,000	22,500	1,777,500	-	-	1,800,000
Note conversions/settlements	-	-	-	-	-	-	-	-	-	1,259,250	1,259	225,406	-	-	226,665
Accounts payable	-	-	-	-	-	-	-	-	-	384,445	384	49,616	-	-	50,000
Warrant exercises	-	-	-	-	-	-	-	-	-	3,870,428	3,870	(3,870)	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	11,238	-	-	11,238
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(288,189)	(288,189)

Balance - March 31, 2021	2,171,007	$2,171	$8,857,358	436,653	$436	$385,235	385,302	$385	$500,507	320,292,714	$320,292	$66,611,654	$-	$(74,269,912)	$1,831,748

The accompanying notes are an integral part of these financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	2021	2020
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(288,189)	$(360,231)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible debt discount	-	53,527
Amortization of BCF discount	-	6,187
Loss on conversion of debt	176,295	-
Forgiveness of debt	(129,745)	-
Warrants issued for interest expense	-	77,883
Exchange premium in conversion of notes	-	77,683
Changes in assets and liabilities
Prepaid expenses and other assets	26,635	16,394
Accounts payable and accrued expenses	24,210	(5,341)
Accounts payable and accrued expenses from related party	-	-
Payroll liabilities	(18,852)	30,000
Accrued interest	6,549	16,651
Total adjustments	85,092	272,984

Net cash used in operating activities	(203,097)	(87,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred stock	-	(50,000)
Proceeds from sale of common stock and warrants	1,811,238	6,870
Proceeds from convertible debt	-	100,000
Proceeds from promissory notes - related party, net of repayments	-	15,000
Net cash provided by financing activities	1,811,238	71,870

NET INCREASE (DECREASE) IN CASH	1,608,141	(15,377)

CASH - BEGINNING OF PERIOD	903,704	20,381

CASH - END OF PERIOD	$2,511,845	$5,004

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$7,500

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$-	$174,386
Recognition of debt discount at inception of notes payable	$-	$28,482
Conversion of notes payable and accrued interest into common stock	$50,370	$526,113
Common stock issued in cashless exercise of warrants	$3,870	$-

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2021 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 24, 2021.

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

The Company completed its reverse stock split which was approved by FINRA and went effective on June 28, 2019.

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020.

The Company over the past twelve months has raised approximately $4,000,000 from the sale of shares under Regulation A+, and intends to use the proceeds generated as follows:

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

Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities. The Company may require additional funding of approximately $2 million annually to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States.

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

As of March 31, 2021, the Company has $2,511,845 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2021 and December 31, 2020, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

Future minimum royalties for the years ending December 31 are noted below:

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

There have been no such capitalized costs in the three months ended March 31, 2021 or years ended December 31, 2020 and 2019, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the three months ended March 31, 2021 and 2020, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of March 31, 2021 and December 31, 2020, which include the following:

	March 31, 2021	December 31, 2020
Convertible debt	2,492	1,252,456
Preferred stock	12,988,195	12,988,195
Common stock options	28,885,461	28,885,461
Common stock warrants	37,162,500	32,064,375
Total potential dilutive securities	79,038,648	75,190,487

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

The Company incurred $71,700 and $1,028 research and development costs for the three months ended March 31, 2021 and 2020, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the three months ended March 31, 2021 and 2020, the Company incurred no advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of March 31, 2021 and December 31, 2020.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the three months ended March 31, 2021 and 2020. The Company did not have any deferred tax liability or asset on its balance sheet on March 31, 2021 and December 31, 2020.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the three months ended March 31, 2021 and 2020, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

NOTE 2: RELATED PARTY TRANSACTIONS

Related Party Convertible Notes Payable

The Company from time to time receives non-interest bearing advancers from its Chief Executive Officer that are due on demand. During the year ended December 31, 2019, the Company received $20,000 in advances and repaid $5,000 of these and had $15,000 outstanding at September 24, 2019. On September 24, 2019, these advances were converted into a convertible note at 8% interest which matures January 15, 2020. Interest on this note for the period ended December 31, 2019 amounted to $321, and this amount is accrued at December 31, 2019. The Chief Executive Officer received 150,000 warrants when the advances were converted into this convertible note payable. The Company recognized a discount on the convertible note of $3,721 as a result of the warrants which are being amortized over the life of the note through January 15, 2020. The Company was in default of this note. As a result of the default, the interest rate charged was changed to 12.5% through conversion of this note in April 2020.

Interest expense for the three months ended March 31, 2021 and 2020 on the related party convertible notes payable amounted to $0 and $298, respectively.

Related Party Notes Payable

As of March 31, 2021 and December 31, 2020, the Company had the following related party notes outstanding:

	March 31, 2021	December 31, 2020
January 2019 $60,000 Note, 8% interest, due January 2020	$60,000	$60,000
March 2019 $48,000 Note, 8% interest, due March 2020	48,000	48,000
April 2019 $29,000 Note, 8% interest, due April 2020	29,000	29,000
July 2019 $50,000 Note 8% interest, due July 2020	50,000	50,000
November 2019 $50,000 Note 8% interest, due November 2020	50,000	50,000

Total Related Party Notes Payable, Net	$237,000	$237,000

On January 24, 2019 the Company entered into a note payable with a trust related to one of the Company’s directors in the amount of $60,000. The note is for a one-year period which was to mature January 24, 2020 and bears interest at an annual rate of 8.00%. The Company is in default of this note.

On March 27, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. On April 29, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $29,000. The Company is in default of this note. On July 5, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. On November 25, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing November 25, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. Interest expense for these notes for the three months ended March 31, 2021 and 2020 was $4,662 and $4,715, respectively and accrued interest at March 31, 2021 is $34,829.

The Company borrowed $15,000 in March 2020 from its CEO and repaid this amount in April 2020.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $32,110 and $32,110 as of March 31, 2021 and December 31, 2020, respectively.

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

The Company’s Chief Executive Officer exercised 2,500,000 stock options for $60,000 in December 2020.

NOTE 3: CONVERTIBLE NOTES PAYABLE

As of March 31, 2021 and December 31, 2020, the Company had the following convertible notes outstanding:

	2021	2020
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$45,000
November 2020 $50,000 Note convertible into common shares at $0.04, 6% interest, due May 30, 2021	-	50,000
Penalties on notes in default	12,861	12,418
Total Convertible Notes Payable, Net	$57,861	$107,418
Less: BCF Discount	-	-
Less: Debt Discount	-	-
	$57,861	$107,418

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

The Company issued a convertible note in January 2020 in the amount of $100,000 to an accredited investor. The note bears interest at 8% per annum and matured March 31, 2020. The Company granted 1,250,000 warrants with an exercise price of $0.06 per share and a term of two years with this note and amended 1,312,500 previously issued warrants held by the investor to provide for a $.06 exercise price and an expiration date of March 31, 2022.

The Company entered into a $50,000 convertible promissory note on November 30, 2020, that matures May 30, 2021. The convertible promissory notes bear interest at a rate of 6%, The convertible promissory note is convertible into shares of common stock at a price of $0.04 per share. Upon the closing of an equity financing pursuant to an effective registration statement with gross proceeds to the Company totaling at least $350,000 exclusive of any exchanges (“Qualified Financing”), the outstanding principal amount of this convertible promissory notes together with all accrued and unpaid interest shall be exchanged into such securities as are issued in the Qualified Financing at a rate of 1.20. Upon an exchange, the Payee shall be granted all rights afforded to an investor in the Qualified Financing. The Company along with the noteholder agreed to exchange 1,867,500 warrants into 933,750 common shares. These shares were issued in December 2020. The convertible note was converted into shares of common stock in January 2021.

Interest expense for the three months ended March 31, 2021 and 2020 on the convertible notes payable amounted to $1,444 and $14,961, respectively.

NOTE 4: PROMISSORY NOTES PAYABLE

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

The interest expense on these notes for the three months ended March 31, 2021 and 2020 amounted to $0 and $3,726.

The Company repaid $50,000 of these notes plus $13,442 in accrued interest in July 2020 and settled the remaining $50,000 into 1,851,852 shares of common stock effective July 14, 2020.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of March 31, 2021 and December 31, 2020, the Company has 320,292,714 and 292,278,591 shares issued and outstanding, respectively.

On March 28, 2019, the Company’s board of directors approved a reverse 1-for-8 stock split, and a decrease in the authorized shares from 2,000,000,000 to 950,000,000. The reverse stock split went effective by FINRA on June 28, 2019.

Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

Redemption. Subject to certain conditions set forth in the Series C Certificate of Designation, in the event of a Change of Control (defined in the Series C Certificate of Designation as the time at which as a third party not affiliated with the Company or any holders of the Series C Convertible Preferred shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent 50% of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series C Convertible Preferred in cash at a price per share of Series C Convertible Preferred equal to 100% of the Liquidation Preference.

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

Common and Preferred Stock Issuances - 2021

In January 2021, the Company issued 384,445 shares of common stock in a settlement of accounts payable valued at $50,000.

In January 2021, the Company issued 1,259,250 shares of common stock in conversion of a note payable and accrued interest totaling $50,370. The conversion resulted in a loss on conversion of $176,295 that is reflected in the Condensed Statement of Operations for the three months ended March 31, 2021.

In March 2021, the Company issued 22,500,000 shares of common stock along with 11,237,500 warrants under the Regulation A+ for cash proceeds of $1,800,000 for the common stock and the warrants were purchased for $11,238.

Between January 8, 2021 and January 29, 2021, the Company issued 3,870,428 shares of common stock in the cashless exercise of 5,430,000 warrants.

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

NOTE 6: COMMON STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Common Stock Options

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options and warrants, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2020	28,885,461	$0.024-120.00	5.57 years	$1,661,429	$0.05

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired	(-)	$-	-		$-

Balance at March 31, 2021	28,885,461	$0.024-120.00	5.32 years	$1,582,568	$0.05

Exercisable at March 31, 2021	28,789,836	$0.024-120.00	5.31 years	$1,575,138	$0.05

During the three months ended March 31, 2021 and 2020, the Company recognized $0 and $0, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average Remaining	Aggregate	Weighted Average
	Number Of Shares	Exercise Price Per Share	Contractual Life	Intrinsic Value	Exercise Price Per Share

Balance at December 31, 2020	32,064,375	$0.04-80.00	1.65 years	$1,614,567		$0.06

Warrants granted	11,237,500	$0.10	-			$-
Warrants exercised	(5,430,000)	$-	-		$
Warrants expired/cancelled	(709,375)	$-	-		$

Balance at March 31, 2021	37,162,500	$0.04-80.00	1.69 years	$1,182,301		$0.07

Exercisable at March 31, 2021	37,162,500	$0.04-80.00	1.69 years	$1,182,301		$0.07

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
Expected term	-	2 - 5 years
Expected volatility	-%	109 - 147%
Expected dividend yield	-	-
Risk-free interest rate	-%	0.20 - 0.58%

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

In the Company’s quarter ended December 31, 2020, 22,364,972 warrants expired.

Between January 8, 2021 and January 29, 2021, the Company issued 3,870,428 shares of common stock in the cashless exercise of 5,430,000 warrants.

In March 2021 the Company sold 11,237,500 warrants for $11,238. These warrants have a two-year term and have an exercise price of $0.10 per share.

In the Company’s quarter ended March 31, 2021, 709,375 warrants expired.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2020	262,500	$0.59

RSU’s granted	-	$-
RSU’s vested	-	$-
RSU’s forfeited	-	$-

Balance at March 31, 2021	262,500	$0.59

During the three months ended March 31. 2021 and 2020, the Company recognized $0 and $0 worth of expense related to the vesting of its RSU’s. As of March 31, 2021, the Company had $155,400 worth of expense yet to be recognized for RSU’s not yet vested.

On May 3, 2021, the Company has granted 12,000,000 RSUs to a consultant that vest on the grant date.

On May 3, 2021, as part of an Employment Agreement with the CEO, the Company granted 30,000,000 RSUs to the CEO. Of the 30,000,000 RSUs, 15,000,000 of them vest as follows: 5,000,000 on the grant date, 5,000,000 on the first anniversary and 5,000,000 on the second anniversary. The remaining 15,000,000 RSUs vest as performance-based grants, with the Board of Directors determining the criteria of each 5,000,000 RUSs at the nine-month anniversary, eighteen-month anniversary and twenty-seven month anniversary intervals. The Board of Directors has 90 days from May 3, 2021 to determine the performance criteria.

NOTE 7: LEGAL MATTERS

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

On November 25, 2019, the Company and its current and former directors entered into a Settlement Agreement with the Plaintiff. Under the terms of the Settlement Agreement, the Company issued 500,000 shares of common stock and 500,000 warrants to the Plaintiff, made an initial payment of $33,503 by December 4, 2019 and beginning on December 16, 2019, the Company made payments of $10,000 per month for 10 months in full satisfaction of the Separation Agreement and General Release originally entered into on July 21, 2017.

NOTE 8: COMMITMENT

On June 4, 2019, the Company entered into an Executive Employment Agreement (“Employment Agreement”) with Dr. Michael K. Korenko, the Company’s Chief Executive Officer. The employment term under the Employment Agreement commenced with an effective date of June 11, 2019 and expires on December 31, 2020, and December 31 of each successive year if the Employment Agreement is extended, unless terminated earlier as set forth in the Employment Agreement. The Company on December 31, 2020 extended this agreement through December 31, 2021 while renegotiating terms of a new Employment Agreement. On May 3, 2021, the Company and the Chief Executive Officer agreed the terms of a new Employment Agreement with an effective date of January 1, 2021 that has a term of three years and expires December 31, 2023.

Under the terms of the Employment Agreement, the Company shall pay to Dr. Korenko a base compensation of $225,000. In addition, there is a discretionary bonus to be earned in the amount of $7,500 per quarter upon the satisfaction of conditions to be determined by the Board of Directors of the Company.

NOTE 9: SUBSEQUENT EVENTS

On May 3, 2021, the Company and the Chief Executive Officer agreed the terms of a new Employment Agreement with an effective date of January 1, 2021 that has a term of three years and expires December 31, 2023.

On May 3, 2021, the Company has granted 12,000,000 RSUs to a consultant that vest on the grant date.

On May 3, 2021, as part of an Employment Agreement with the CEO, the Company granted 30,000,000 RSUs to the CEO. Of the 30,000,000 RSUs, 15,000,000 of them vest as follows: 5,000,000 on the grant date, 5,000,000 on the first anniversary and 5,000,000 on the second anniversary. The remaining 15,000,000 RSUs vest as performance-based grants, with the Board of Directors determining the criteria of each 5,000,000 RUSs at the nine-month anniversary, eighteen-month anniversary and twenty-seven month anniversary intervals. The Board of Directors has 90 days from May 3, 2021 to determine the performance criteria.

On May 5, 2021, the Company’s CEO surrendered 8,120,152 stock options.

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

Financing and Strategy

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020.

The Company over the past twelve months has raised approximately $4,000,000 from the sale of shares under Regulation A+, and intends to use the proceeds generated as follows:

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

Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities. The Company may require additional funding of approximately $2 million annually to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States.

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

As of March 31, 2021, the Company has $2,511,845 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Human Capital

As of March 31, 2021, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth information from our statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues	$-	$-
Operating expenses	(235,090)	(120,373)
Operating loss	(235,090)	(120,373)
Non-operating income (expense):
Interest expense	(53,099)	(239.858)
Net loss	$(288,189)	$(360,231)

Revenue

Revenue was $0 for the three months ended March 31, 2021 and 2020, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 and 2020, respectively consists of the following:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Professional fees	$78,214	$53,992
Payroll expenses	49,341	30,000
Research and development	71,700	1,028
General and administrative expenses	35,835	35,353
Total operating expenses	$235,090	$120,373

Operating expenses for the three months ended March 31, 2021 and 2020 was $235,090 and $120,373, respectively. The increase in operating expenses from 2020 to 2021 can be attributed to the increase in professional fees ($53,992 for the three months ended March 31, 2020 versus $78,214 for the three months ended March 31, 2021) as the Company utilized more services due to amending their Regulation A+ and the fees incurred for the consultants engaged; the increase in general and administrative expense ($35,353 for the three months ended March 31, 2020 versus $35,835 for the three months ended March 31, 2021); the increase in research and development ($1,028 for the three months ended March 31, 2020 versus $71,700 for the three months ended March 31, 2021) as the Company ramped up the development of their products with the recent raising of capital , and an increase in payroll expenses ($30,000 for the three months ended March 31, 2020 versus $49,341 for the three months ended March 31, 2021) related to the deferred compensation criteria in the CEOs employment contract taking effect.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2021 and 2020 consists of the following:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Interest expense	$(6,549)	$(239,858)
Forgiveness of debt	129,745	-
Loss on debt extinguishment	(176,295)	-
Non-operating income (expense)	$(53,099)	$(239,858)

Non-operating income (expense) for the three months ended March 31, 2021 varied from the three months ended March 31, 2020 primarily due to a decrease in interest expense from $239,858 for the three months ended March 31, 2020 to $6,549 for the three months ended March 31, 2021 as a result of conversions of notes payable. The majority of the interest recorded by the Company consists of amortization of debt discount, BCF discount and the exchange premium resulting in additional shares to the noteholders on conversion. In addition, the Company converted a note in January 2021 which resulted in a loss on conversion and recognized a gain on forgiveness of debt on old payables as they satisfied the agreement with this vendor to pay a portion of the payable with the remaining amount forgiven.

Net Loss

Our net loss for the three months ended March 31, 2021 and 2020 was $(288,189) and $(360,231), respectively.

Liquidity and Capital Resources

At March 31, 2021, the Company had working capital of $1,831,748, as compared to working capital of $32,034 at December 31, 2020. During the three months ended March 31, 2021, the Company experienced negative cash flow from operations of $203,097 and realized $1,811,238 of cash flows from financing activities. As of March 31, 2021, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $87,247 for the three months ended March 31, 2020 to $203,097 for the three months ended March 31, 2021. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, loss conversion of debt as well as forgiveness of debt as well as the changes in prepaid expenses and accounts payable. Cash provided from financing activities increased from $71,870 for the three months ended March 31, 2020 to $1,811,238 for the three months ended March 31, 2021. The increase in cash provided from financing activities was primarily a result of increase in proceeds from the Regulation A+ where the Company raised $1,811,238 from common stock and warrant issuances in 2021 versus, the proceeds from convertible notes and related party notes of $115,000, proceeds from the sale of common stock of $6,870 and payment on the redemption of preferred stock of $50,000 in 2020.

The Company has generated material operating losses since inception. The Company had a net loss of $288,189 for the three months ended March 31, 2021, and a net loss of $360,231 for the three months ended March 31, 2020. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

Over the next 12 to 24 months, the Company believes it will cost approximately $2 million to fund: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended March 31, 2021, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020, filed on March 24, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 25, 2019, the Company and its current and former directors entered into a Settlement Agreement with the Plaintiff. Under the terms of the Settlement Agreement, the Company issued 500,000 shares of common stock and 500,000 warrants to the Plaintiff, made an initial payment of $33,503 by December 4, 2019 and beginning on December 16, 2019, the Company made payments of $10,000 per month for 10 months in full satisfaction of the Separation Agreement and General Release originally entered into on July 21, 2017.

Item 2. Unregistered Sales of Equity Securities

In January 2021, the Company issued 384,445 shares of common stock in a settlement of accounts payable valued at $50,000.

In January 2021, the Company issued 1,259,250 shares of common stock in conversion of a note payable and accrued interest totaling $50,370. The conversion resulted in a loss on conversion of $176,295 that is reflected in the Condensed Statement of Operations for the three months ended March 31, 2021.

In March 2021, the Company issued 22,500,000 shares of common stock along with 11,237,500 warrants under the Regulation A+ for cash proceeds of $1,800,000 for the common stock and the warrants were purchased for $11,238.

Between January 8, 2021 and January 29, 2021, the Company issued 3,423,968 shares of common stock in the cashless exercise of 4,875,000 warrants.

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

Vivos Inc.

Date: May 10, 2021	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

