Form 10-Q
period 2021-06-30
VIVOS INC
filed 2021-08-02
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered

As of August 2, 2021, there were 334,937,194 shares of the registrant’s common stock outstanding, 2,071,007 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 436,653 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i -

PART I – FINANCIAL INFORMATION

VIVOS INC

CONDENSED BALANCE SHEETS

JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	JUNE 30,	DECEMBER 31,
	2021	2020
	(UNAUDITED)
ASSETS

Current Assets:
Cash	$2,164,669	$903,704
Prepaid expenses	68,123	33,835

Total Current Assets	2,232,792	937,539

TOTAL ASSETS	$2,232,792	$937,539

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$167,068	$361,880
Related party accounts payable	32,110	32,110
Accrued interest payable	112,745	100,954
Payroll liabilities payable	-	66,143
Convertible notes payable, net	58,308	107,418
Related party promissory note	237,000	237,000

Total Current Liabilities	607,231	905,505

Total Liabilities	607,231	905,505

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 and 2,171,007 shares issued and outstanding, respectively	2,071	2,171
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,857,358
Series B Convertible Preferred, 5,000,000 shares authorized, 436,653 and 436,653 shares issued and outstanding, respectively	436	436
Additional paid in capital - Series B Convertible preferred stock	385,235	385,235
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 and 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 334,937,194 and 292,278,591 issued and outstanding, respectively	334,937	292,279
Additional paid in capital - common stock	68,266,009	64,551,764
Subscription receivable	-	-
Accumulated deficit	(76,706,477)	(74,558,101)

Total Stockholders’ Equity (Deficit)	1,625,561	32,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,232,792	$937,539

The accompanying notes are an integral part of these financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2021	2020	2021	2020

Consulting revenues, net	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	116,445	111,269	38,231	57,277
Stock based compensation	1,614,000	2,176	1,614,000	2,176
Payroll expenses	137,503	60,000	82,500	30,000
Research and development	160,322	17,425	88,624	16,397
General and administrative expenses	60,505	57,957	30,330	22,603

Total Operating Expenses	2,088,775	248,827	1,853,685	128,453

OPERATING LOSS	(2,088,775)	(248,827)	(1,853,685)	(128,453)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(13,051)	(273,491)	(6,502)	(33,634)
Other income	-	3,000	-	3,000
Forgiveness of debt	129,745	-	-	-
Loss on debt extinguishment	(176,295)	-	-	-

Total Non-Operating Income (Expenses)	(59,601)	(270,491)	(6,502)	(30,634)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,148,376)	(519,318)	(1,860,187)	(159,087)

Provision for income taxes	-	-	-	-

NET LOSS	$(2,148,376)	$(519,318)	$(1,860,187)	$(159,087)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding – basic and diluted	314,454,422	169,693,285	328,215,562	173,196,401

The accompanying notes are an integral part of these financial statements.

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN  STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

			Additional			Additional			Additional				(Subscription
			Paid-In			Paid-In			Paid-In			Additional	Receivable) /
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-InCapital -	Shares to be	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Issued	Deficit	Total

Balance - December 31, 2019	2,552,642	$2,553	$8,870,626	1,113,245	$1,113	$665,195	821,292	$821	$674,457	184,845,821	$184,846	$61,721,809	$-	$(73,601,109)	$(1,479,689)

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	-	-	-	6,870	-	6,870
Note conversions	-	-	-	-	-	-	-	-	-	-	-	-	526,113	-	526,113
Redemption of preferred stock in convertible note agreement	-	-	-	(100,000)	(100)	(49,900)	-	-	-	-	-	-	-	-	(50,000)
Conversion of preferred stock into common stock	-	-	-	-	-	-	(435,990)	(436)	(173,950)	5,449,875	5,449	168,937	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,482	-	-	28,482
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	77,883	-	-	77,883
Share adjustment	-	-	-	-	-	-	-	-	-	(62)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(360,231)	(360,231)

Balance - March 31, 2020	2,552,642	2,553	8,870,626	1,013,245	1,013	615,295	385,302	385	500,507	190,295,634	190,295	61,997,111	532,983	(73,961,340)	(1,250,572)

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	18,440,000	18,440	479,440	(6,980)	-	491,010
Note conversions	-	-	-	-	-	-	-	-	-	24,112,742	24,113	626,931	(526,113)	-	124,931
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	6,900	-	-	6,900
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	2,176	-	-	2,176
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(159,087)	(159,087)

Balance - June 30, 2020	2,552,642	$2,553	$8,870,626	1,013,245	$1,013	$615,295	385,302	$385	$500,507	232,848,376	$232,848	$63,112,558	$-	$(74,120,427)	$(784,642)

Balance - December 31, 2020	2,171,007	$2,171	$8,857,358	436,653	$436	$385,235	385,302	$385	$500,507	292,278,591	$292,279	$64,551,764	$-	$(74,558,101)	$32,034

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	22,500,000	22,500	1,777,500	-	-	1,800,000
Note conversions/settlements	-	-	-	-	-	-	-	-	-	1,259,250	1,259	225,406	-	-	226,665
Accounts payable	-	-	-	-	-	-	-	-	-	384,445	384	49,616	-	-	50,000
Warrant exercises	-	-	-	-	-	-	-	-	-	3,870,428	3,870	(3,870)	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	11,238	-	-	11,238
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(288,189)	(288,189)

Balance - March 31, 2021	2,171,007	2,171	8,857,358	436,653	436	385,235	385,302	385	500,507	320,292,714	320,292	66,611,654	-	(74,846,290)	1,831,748

Stock issued for:
RSUs	-	-	-	-	-	-	-	-	-	12,000,000	12,000	(12,000)	-	-	-
Stock option exercises	(100,000)	(100)	(14,900)	-	-	-	-	-	-	2,125,000	2,125	12,875	-	-	-
Accounts payable	-	-	-	-	-	-	-	-	-	519,480	520	39,480	-	-	40,000
RSU’s granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	1,614,000	-	-	1,614,000
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,860,187)	(1,860,187)

Balance - June 30, 2021	2,071,007	$2,071	$8,842,458	436,653	$436	$385,235	385,302	$385	$500,507	334,937,194	$334,937	$68,266,009	$-	$(76,706,477)	$1,625,561

The accompanying notes are an integral part of these financial statements.

VIVOS INC
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,148,376)	$(519,318)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible debt discount	-	53,527
Amortization of BCF discount	-	6,187
Stock options and warrants for services	-	2,176
RSUs issued for services	1,614,000	-
Loss on conversion of debt	176,295	-
Forgiveness of debt	(129,745)	-
Warrants issued for interest expense	-	77,883
Exchange premium in conversion of notes	-	98,508
Changes in assets and liabilities
Prepaid expenses and other assets	(34,288)	(27,212)
Accounts payable and accrued expenses	24,933	(97,060)
Accounts payable and accrued expenses from related party	-	-
Payroll liabilities	(66,143)	50,000
Accrued interest	13,051	29,003
Total adjustments	1,598,103	193,012

Net cash used in operating activities	(550,273)	(326,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of preferred stock	-	(50,000)
Proceeds from sale of common stock and warrants	1,811,238	504,780
Proceeds from convertible debt	-	100,000
Proceeds from promissory notes - related party, net of repayments	-	-
Net cash provided by financing activities	1,811,238	554,780

NET INCREASE IN CASH	1,260,965	228,474

CASH- BEGINNING OF PERIOD	903,704	20,381

CASH - END OF PERIOD	$2,164,669	$248,855

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$7,500

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$-	$174,386
Recognition of debt discount at inception of notes payable	$-	$28,482
Conversion of notes payable and accrued interest into common stock	$50,370	$651,044
Common stock issued in cashless exercise of warrants	$3,870	$-
RSUs vested into common stock	$12,000	$-
Accounts payable converted into shares of common stock	$90,000	$-
Stock options exercised for recission of common and preferred stock	$60,000	$-

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2021 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 24, 2021.

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

In January 2018, the Center for Veterinary Medicine Product Classification Group ruled that RadioGel ™should be classified as a device for animal therapy of feline sarcomas and canine soft tissue sarcomas. Additionally, after a legal review, the Company believes that the device classification obtained from the Food and Drug Administration (“FDA”) Center for Veterinary Medicine is not limited to canine and feline sarcomas, but rather may be extended to a much broader population of veterinary cancers, including all or most solid tumors in animals. We expect the result of such classification and label review will be that no additional regulatory approvals are necessary for the use of IsoPet®for the treatment of solid tumors in animals. The FDA does not have premarket authority over devices with a veterinary classification, and the manufacturers are responsible for assuring that the product is safe, effective, properly labeled, and otherwise in compliance with all applicable laws and regulations.

Based on the FDA’s recommendation, RadioGel™ will be marketed as “IsoPet®” for use by veterinarians to avoid any confusion between animal and human therapy. The Company already has trademark protection for the “IsoPet®” name. IsoPet® and RadioGel™ are used synonymously throughout this document. The only distinction between IsoPet®and RadioGel™ is the FDA’s recommendation that we use “IsoPet®” for veterinarian usage, and reserve “RadioGel™” for human therapy. Based on these developments, the Company has shifted its primary focus to the development and marketing of Isopet® for animal therapy, through the Company’s IsoPet® Solutions division.

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

The Company’s lead brachytherapy products, including RadioGel™, incorporate patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted the Company an exclusive license to patents covering the manufacturing, processing and applications of RadioGel™ (the “Battelle License"). This exclusive license is to terminate upon the expiration of the last patent included in this agreement (March 2022). Other intellectual property protection includes proprietary production processes and trademark protection in 17 countries. The Company plans to continue efforts to develop new refinements on the production process, and the product and application hardware, as a basis for future patents.

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

As of June 30, 2021, the Company has $2,164,669 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2021 and December 31, 2020, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the six months ended June 30, 2021 or years ended December 31, 2020 and 2019, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

The Company recognized revenue as they (i) identified the contracts with each customer; (ii) identified the performance obligation in each contract; (iii) determined the transaction price in each contract; (iv) were able to allocate the transaction price to the performance obligations in the contract; and (v) recognized revenue upon the satisfaction of the performance obligation. Upon the sales of the product to complete the procedures on the animals, the Company recognized revenue as that was considered the performance obligation.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the six months ended June 30, 2021 and 2020, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of June 30, 2021 and December 31, 2020, which include the following:

	June 30, 2021	December 31, 2020
Convertible debt	2,492	1,252,456
Preferred stock	12,863,195	12,988,195
Common stock options	2,252,809	28,885,461
Common stock warrants	37,162,500	32,064,375
Total potential dilutive securities	52,280,996	75,190,487

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

The Company incurred $160,322 and $17,425 research and development costs for the six months ended June 30, 2021 and 2020, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the six months ended June 30, 2021 and 2020, the Company incurred no advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of June 30, 2021 and December 31, 2020.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the six months ended June 30, 2021 and 2020. The Company did not have any deferred tax liability or asset on its balance sheet on June 30, 2021 and December 31, 2020.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the six months ended June 30, 2021 and 2020, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Interest expense for the six months ended June 30, 2021 and 2020 on the related party convertible notes payable amounted to $0 and $298, respectively.

Related Party Notes Payable

As of June 30, 2021 and December 31, 2020, the Company had the following related party notes outstanding:

	June 30, 2021	December 31, 2020
January 2019 $60,000 Note, 8% interest, due January 2020	$60,000	$60,000
March 2019 $48,000 Note, 8% interest, due March 2020	48,000	48,000
April 2019 $29,000 Note, 8% interest, due April 2020	29,000	29,000
July 2019 $50,000 Note 8% interest, due July 2020	50,000	50,000
November 2019 $50,000 Note 8% interest, due November 2020	50,000	50,000

Total Related Party Notes Payable, Net	$237,000	$237,000

On January 24, 2019 the Company entered into a note payable with a trust related to one of the Company’s directors in the amount of $60,000. The note is for a one-year period which was to mature January 24, 2020 and bears interest at an annual rate of 8.00%. The Company is in default of this note.

On March 27, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. On April 29, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $29,000. The Company is in default of this note. On July 5, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. On November 25, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing November 25, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. Interest expense for these notes for the six months ended June 30, 2021 and 2020 was $9,376 and $9,429, respectively and accrued interest at June 30, 2021 is $39,943.

The Company borrowed $15,000 in March 2020 from its CEO and repaid this amount in April 2020.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $32,110 and $32,110 as of June 30, 2021 and December 31, 2020, respectively.

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

The Company’s Chief Executive Officer exercised 2,500,000 stock options for $60,000 in December 2020. In addition, in June 2021, the Company’s Chief Executive Officer exercised 2,500,000 stock options for a value of $60,000 that was paid through the cancelation of 375,000 common shares and 100,000 Series A Convertible Preferred shares. The Chief Executive Officer in May 2021 rescinded 8,120,152 stock options and in June 2021 rescinded 16,000,000 stock options.

NOTE 3: CONVERTIBLE NOTES PAYABLE

As of June 30, 2021 and December 31, 2020, the Company had the following convertible notes outstanding. All prior notes that have been converted into common stock or repaid prior to December 31, 2020 have been excluded from the chart:

	2021	2020
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$45,000
November 2020 $50,000 Note convertible into common shares at $0.04, 6% interest, due May 30, 2021	-	50,000
Penalties on notes in default	13,308	12,418
	$58,308	$107,418

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

Interest expense for the six months ended June 30, 2021 and 2020 on the convertible notes payable amounted to $2,786 and $18,425, respectively.

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

The interest expense on these notes for the six months ended June 30, 2021 and 2020 amounted to $0 and $7,460.

The Company repaid $50,000 of these notes plus $13,442 in accrued interest in July 2020 and settled the remaining $50,000 into 1,851,852 shares of common stock effective July 14, 2020.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of June 30, 2021 and December 31, 2020, the Company has 334,937,194 and 292,278,591 shares issued and outstanding, respectively.

On March 28, 2019, the Company’s board of directors approved a reverse 1-for-8 stock split, and a decrease in the authorized shares from 2,000,000,000 to 950,000,000. The reverse stock split went effective by FINRA on June 28, 2019.

Preferred Stock

As of June 30, 2021 and December 31, 2020, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

In June 2021, 100,000 shares of Series A Convertible Preferred were canceled as partial payment for the exercise of stock options by the Chief Executive Officer.

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

Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation"), the holders of Series B Convertible Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series B Convertible Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company is insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B Convertible Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

Common and Preferred Stock Issuances - 2021

In January 2021, the Company issued 384,445 shares of common stock in a settlement of accounts payable valued at $50,000. In May 2021, the Company issued 519,480 shares of common stock in a settlement of accounts payable valued at $40,000.

In January 2021, the Company issued 1,259,250 shares of common stock in conversion of a note payable and accrued interest totaling $50,370. The conversion resulted in a loss on conversion of $176,295 that is reflected in the Condensed Statement of Operations for the six months ended June 30, 2021.

In March 2021, the Company issued 22,500,000 shares of common stock along with 11,237,500 warrants under the Regulation A+ for cash proceeds of $1,800,000 for the common stock and the warrants were purchased for $11,238.

Between January 8, 2021 and January 29, 2021, the Company issued 3,870,428 shares of common stock in the cashless exercise of 5,430,000 warrants.

On June 28, 2021, the Company issued 2,500,000 shares of common stock for the exercise of 2,500,000 stock options to the Chief Executive Officer. In this transaction, the Company canceled 375,000 shares of common stock as partial payment for the exercise of the stock options.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2020	28,885,461	$0.024-120.00	5.57 years	$1,661,429	$0.05

Options granted	-	$-	-		$-
Options exercised	(2,500,000)	$-	-		$-
Options expired/canceled	(24,132,652)	$-	-		$-

Balance at June 30, 2021	2,252,809	$0.024-0.04	8.20 years	$177,333	$0.04

Exercisable at June 30, 2021	2,157,184	$0.024-0.04	8.21 years	$168,536	$0.04

During the six months ended June 30, 2021, the Company’s CEO exercised 2,500,000 stock options, and rescinded 24,120,152, stock options. In addition, 12,500 options expired.

During the six months ended June 30, 2021 and 2020, the Company recognized $0 and $2,176, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average Remaining	Aggregate	Weighted Average
	Number Of Shares	Exercise Price Per Share	Contractual Life	Intrinsic Value	Exercise Price Per Share

Balance at December 31, 2020	32,064,375	$0.04-80.00	1.65 years	$1,614,567		$0.06

Warrants granted	11,237,500	$0.10	-		$-
Warrants exercised	(5,430,000)	$-	-		$
Warrants expired/cancelled	(709,375)	$-	-		$

Balance at June 30, 2021	37,162,500	$0.04-0.10	1.49 years	$1,465,225		$0.07

Exercisable at June 30, 2021	37,162,500	$0.04-0.10	1.49 years	$1,465,225		$0.07

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
Expected term	-	2 - 5 years
Expected volatility	-%	109 - 147%
Expected dividend yield	-	-
Risk-free interest rate	-%	0.20 - 0.58%

The Company issued a convertible note in the amount of $100,000 to an accredited investor. The note bears interest at 8% per annum and matures June 30, 2020. The Company granted 1,250,000 warrants with an exercise price of $0.06 per share and a term of two years with this note and amended 1,312,500 previously issued warrants held by the investor to provide for a $.06 exercise price and an expiration date of March 31, 2022. This issuance resulted in a debt discount of $28,482.

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

In the six months ended June 30, 2021, 709,375 warrants expired.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2020	262,500	$0.59

RSU’s granted	42,700,000	$0.08
RSU’s vested	(17,700,000)	$-
RSU’s forfeited	-	$-

Balance at June 30, 2021	25,262,500	$0.08

During the six months ended June 30. 2021 and 2020, the Company recognized $1,614,000 and $0 worth of expense related to the vesting of its RSU’s. As of June 30, 2021, the Company had $2,405,400 worth of expense yet to be recognized for RSU’s not yet vested.

On May 3, 2021, the Company has granted 12,000,000 RSUs to a consultant that vest on the grant date, and 700,000 RSUs to consultants that vest on the grant date. The Company has issued 12,000,000 common shares to the one consultant in June 2021.

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

As of June 30, 2021, the Company has $2,164,669 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Human Capital

As of June 30, 2021, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

Results of Operations

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth information from our statements of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenues	$-	$-
Operating expenses	(2,088,775)	(248,827)
Operating loss	(2,088,775)	(248,827)
Non-operating income (expense)	(59,061)	(270,491)
Net loss	$(2,148,376)	$(519,318)

Revenue

Revenue was $0 for the six months ended June 30, 2021 and 2020, respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2021 and 2020, respectively consists of the following:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Professional fees	$116,445	$111,269
Stock based compensation	1,614,000	2,176
Payroll expenses	137,503	60,000
Research and development	160,322	17,425
General and administrative expenses	60,505	57,957
Total operating expenses	$2,088,775	$248,827

Operating expenses for the six months ended June 30, 2021 and 2020 was $2,088,775 and $248,827, respectively. The increase in operating expenses from 2020 to 2021 can be attributed to the increase in professional fees ($111,269 for the six months ended June 30, 2020 versus $116,445 for the six months ended June 30, 2021) as the Company utilized more services due to amending their Regulation A+ and the fees incurred for the consultants engaged; the increase in general and administrative expense ($57,957 for the six months ended June 30, 2020 versus $60,505 for the six months ended June 30, 2021); the increase in research and development ($17,425 for the six months ended June 30, 2020 versus $160,322 for the six months ended June 30, 2021) as the Company ramped up the development of their products with the recent raising of capital , an increase in payroll expenses ($60,000 for the six months ended June 30, 2020 versus $137,503 for the six months ended June 30, 2021) related to the deferred compensation criteria in the CEOs employment contract taking effect, and an increase in stock-based compensation related to RSUs granted to consultants ($2,176 for the six months ended June 30, 2020 versus $1,614,000 for the six months ended June 30, 2021).

Non-Operating Income (Expense)

Non-operating income (expense) for the six months ended June 30, 2021 and 2020 consists of the following:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Interest expense	$(13,051)	$(273,491)
Other income	-	3,000
Forgiveness of debt	129,745	-
Loss on debt extinguishment	(176,295)	-
Non-operating income (expense)	$(59,601)	$(270,491)

Non-operating income (expense) for the six months ended June 30, 2021 varied from the six months ended June 30, 2020 primarily due to a decrease in interest expense from $273,491 for the six months ended June 30, 2020 to $13,051 for the six months ended June 30, 2021 as a result of conversions of notes payable. The majority of the interest recorded by the Company consists of amortization of debt discount, BCF discount and the exchange premium resulting in additional shares to the noteholders on conversion. In addition, the Company converted a note in January 2021 which resulted in a loss on conversion and recognized a gain on forgiveness of debt on old payables as they satisfied the agreement with this vendor to pay a portion of the payable with the remaining amount forgiven.

Net Loss

Our net loss for the six months ended June 30, 2021 and 2020 was $(2,148,376) and $(519,318), respectively.

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth information from our statements of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Revenues	$-	$-
Operating expenses	(1,853,685)	(128,453)
Operating loss	(1,853,685)	(128,453)
Non-operating income (expense)	(6,502)	(30,634)
Net loss	$(1,860,187)	$(159,087)

Revenue

Revenue was $0 for the three months ended June 30, 2021 and 2020, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 and 2020, respectively consists of the following:

	Three months ended June 30, 2021	Three months ended June 30, 2020
Professional fees	$38,231	$57,277
Stock-based compensation	1,614,000	2,176
Payroll expenses	82,500	30,000
Research and development	88,624	16,397
General and administrative expenses	30,330	22,603
Total operating expenses	$1,853,685	$128,453

Operating expenses for the three months ended June 30, 2021 and 2020 was $1,853,685 and $128,453, respectively. The increase in operating expenses from 2020 to 2021 can be attributed to the decrease in professional fees ($57,277 for the three months ended June 30, 2020 versus $38,231 for the three months ended June 30, 2021) as the Company utilized less services for the consultants engaged; the increase in general and administrative expense ($22,603 for the three months ended June 30, 2020 versus $30,330 for the three months ended June 30, 2021); the increase in research and development ($16,397 for the three months ended June 30, 2020 versus $88,624 for the three months ended June 30, 2021) as the Company ramped up the development of their products with the recent raising of capital , and an increase in payroll expenses ($30,000 for the three months ended June 30, 2020 versus $82,500 for the three months ended June 30, 2021) related to the deferred compensation criteria in the CEOs employment contract taking effect, and an increase in stock-based compensation related to RSUs granted to consultants ($2,176 for the three months ended June 30, 2020 versus $1,614,000 for the three months ended June 30, 2021).

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended June 30, 2021 and 2020 consists of the following:

	Three months ended June 30, 2021	Three months ended June 30, 2020
Interest expense	$(6,502)	$(33,634)
Other income	-	3,000
Non-operating income (expense)	$(6,502)	$(30,634)

Non-operating income (expense) for the three months ended June 30, 2021 varied from the three months ended June 30, 2020 primarily due to a decrease in interest expense from $30,634 for the three months ended June 30, 2020 to $6,502 for the three months ended June 30, 2021 as a result of conversions of notes payable. The majority of the interest recorded by the Company consists of amortization of debt discount, BCF discount and the exchange premium resulting in additional shares to the noteholders on conversion. In addition, the Company converted a note in January 2021 which resulted in a loss on conversion and recognized a gain on forgiveness of debt on old payables as they satisfied the agreement with this vendor to pay a portion of the payable with the remaining amount forgiven.

Net Loss

Our net loss for the three months ended June 30, 2021 and 2020 was $(1,860,187) and $(159,087), respectively.

Liquidity and Capital Resources

At June 30, 2021, the Company had working capital of $1,625,561, as compared to working capital of $32,034 at December 31, 2020. During the six months ended June 30, 2021, the Company experienced negative cash flow from operations of $550,273 and realized $1,811,238 of cash flows from financing activities. As of June 30, 2021, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $326,306 for the six months ended June 30, 2020 to $550,273 for the six months ended June 30, 2021 due to the Company’s non-cash items, such as loss from operations, stock-based compensation, loss conversion of debt as well as forgiveness of debt as well as the changes in prepaid expenses and accounts payable. Cash provided from financing activities increased from $554,780 for the six months ended June 30, 2020 to $1,811,238 for the six months ended June 30, 2021. The increase in cash provided from financing activities was primarily a result of increase in proceeds from the Regulation A+ where the Company raised $1,811,238 from common stock and warrant issuances in 2021 versus, the proceeds from convertible notes and related party notes of $100,000, proceeds from the sale of common stock of $504,780 and payment on the redemption of preferred stock of $50,000 in 2020.

The Company has generated material operating losses since inception. The Company had a net loss of $2,148,376 for the six months ended June 30, 2021, and a net loss of $519,318 for the six months ended June 30, 2020. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended June 30, 2021, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020, filed on March 24, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2021, the Company issued 1,259,250 shares of common stock in conversion of a note payable and accrued interest totaling $50,370. The conversion resulted in a loss on conversion of $176,295 that is reflected in the Condensed Statement of Operations for the six months ended June 30, 2021.

In March 2021, the Company issued 22,500,000 shares of common stock along with 11,237,500 warrants under the Regulation A+ for cash proceeds of $1,800,000 for the common stock and the warrants were purchased for $11,238.

Between January 8, 2021 and January 29, 2021, the Company issued 3,870,428 shares of common stock in the cashless exercise of 5,430,000 warrants.

On June 28, 2021, the Company issued 2,500,000 shares of common stock for the exercise of 2,500,000 stock options to the Chief Executive Officer. In this transaction, the Company canceled 375,000 shares of common stock as partial payment for the exercise of the stock options.

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

Vivos Inc.

Date: August 2, 2021	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2021	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

