Form 10-Q
period 2021-09-30
VIVOS INC
filed 2021-10-25
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2021

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

As of October 25, 2021, there were 337,781,082 shares of the registrant’s common stock outstanding, 2,071,007 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 436,653 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

VIVOS INC

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$1,986,591	$903,704
Accounts receivable	8,887	-
Prepaid expenses	48,315	33,835

Total Current Assets	2,043,793	937,539

TOTAL ASSETS	$2,043,793	$937,539

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$172,652	$361,880
Related party accounts payable	32,110	32,110
Accrued interest payable	118,869	100,954
Payroll liabilities payable	-	66,143
Convertible notes payable, net	58,761	107,418
Related party promissory note	237,000	237,000

Total Current Liabilities	619,392	905,505

Total Liabilities	619,392	905,505

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 and 2,171,007 shares issued and outstanding, respectively	2,071	2,171
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,857,358
Series B Convertible Preferred, 5,000,000 shares authorized, 436,653 and 436,653 shares issued and outstanding, respectively	436	436
Additional paid in capital - Series B Convertible preferred stock	385,235	385,235
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 and 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 335,775,389 and 292,278,591 issued and outstanding, respectively	335,775	292,279
Additional paid in capital - common stock	68,265,171	64,551,764
Subscription receivable	-	-
Accumulated deficit	(76,907,637)	(74,558,101)

Total Stockholders’ Equity (Deficit)	1,424,401	32,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,043,793	$937,539

The accompanying notes are an integral part of these financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2021	2020	2021	2020

Consulting revenues, net	$14,887	$7,000	$14,887	$7,000

OPERATING EXPENSES
Professional fees	172,028	170,771	55,583	59,502
Stock based compensation	1,614,000	2,176	-	-
Payroll expenses	202,428	94,029	64,925	34,029
Research and development	227,154	31,809	66,831	14,383
General and administrative expenses	82,635	85,482	22,131	27,526

Total Operating Expenses	2,298,245	384,267	209,470	135,440

OPERATING LOSS	(2,283,358)	(377,267)	(194,583)	(128,440)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(19,628)	(280,642)	(6,577)	(7,151)
Other income	-	3,000	-	-
Forgiveness of debt	129,745	-	-	-
Loss on debt extinguishment	(176,295)	-	-	-

Total Non-Operating Income (Expenses)	(66,178)	(277,642)	(6,577)	(7,151)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,349,536)	(654,909)	(201,160)	(135,591)

Provision for income taxes	-	-	-	-

NET LOSS	$(2,349,536)	$(654,909)	$(201,160)	$(135,591)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	321,548,977	213,424,420	335,506,200	234,418,486

The accompanying notes are an integral part of these financial statements.

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

			Additional			Additional			Additional			Additional	(Subscription
	Series A Preferred		Paid-In Capital -	Series B Preferred		Paid-In Capital -	Series C Preferred		Paid-In Capital -	Common Stock		Paid-In Capital -	Receivable) / Shares to be	Accumulated
	Shares	Amount	Series A Preferred	Shares	Amount	Series B Preferred	Shares	Amount	Series C Preferred	Shares	Amount	Common	Issued	Deficit	Total

Balance - December 31, 2019	2,552,642	$2,553	$8,870,626	1,113,245	$1,113	$665,195	821,292	$821	$674,457	184,845,821	$184,846	$61,721,809	$-	$(73,601,109)	$(1,479,689)

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	-	-	-	6,870	-	6,870
Note conversions	-	-	-	-	-	-	-	-	-	-	-	-	526,113	-	526,113
Redemption of preferred stock in convertible note agreement	-	-	-	(100,000)	(100)	(49,900)	-	-	-	-	-	-	-	-	(50,000)
Conversion of preferred stock into common stock	-	-	-	-	-	-	(435,990)	(436)	(173,950)	5,449,875	5,449	168,937	-	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,482	-	-	28,482
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	77,883	-	-	77,883
Share adjustment	-	-	-	-	-	-	-	-	-	(62)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(360,231)	(360,231)

Balance - March 31, 2020	2,552,642	2,553	8,870,626	1,013,245	1,013	615,295	385,302	385	500,507	190,295,634	190,295	61,997,111	532,983	(73,961,340)	(1,250,572)

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	18,440,000	18,440	479,440	(6,870)	-	491,010
Note conversions	-	-	-	-	-	-	-	-	-	24,112,742	24,113	626,931	(526,113)	-	124,931
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	6,900	-	-	6,900
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	2,176	-	-	2,176
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(159,087)	(159,087)

Balance - June 30, 2020	2,552,642	2,553	8,870,626	1,013,245	1,013	615,295	385,302	385	500,507	232,848,376	232,848	63,112,558	-	(74,120,427)	(784,642)

Stock issued for:
Note conversions	-	-	-	-	-	-	-	-	-	1,851,852	1,852	48,148	-	-	50,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(135,591)	(135,591)

Balance - September 30, 2020	2,552,642	$2,553	$8,870,626	1,013,245	$1,013	$615,295	385,302	$385	$500,507	234,700,228	$234,700	$63,160,706	$-	$(74,256,018)	$(870,233)

Balance - December 31, 2020	2,171,007	$2,171	$8,857,358	436,653	$436	$385,235	385,302	$385	$500,507	292,278,591	$292,279	$64,551,764	$-	$(74,558,101)	$32,034

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	22,500,000	22,500	1,777,500	-	-	1,800,000
Note conversions/settlements	-	-	-	-	-	-	-	-	-	1,259,250	1,259	225,406	-	-	226,665
Accounts payable	-	-	-	-	-	-	-	-	-	384,445	384	49,616	-	-	50,000
Warrant exercises	-	-	-	-	-	-	-	-	-	3,870,428	3,870	(3,870)	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	11,238	-	-	11,238
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(288,189)	(288,189)

Balance - March 31, 2021	2,171,007	2,171	8,857,358	436,653	436	385,235	385,302	385	500,507	320,292,714	320,292	66,611,654	-	(74,846,290)	1,831,748

Stock issued for:
RSUs	-	-	-	-	-	-	-	-	-	12,000,000	12,000	(12,000)	-	-	-
Stock option exercises	(100,000)	(100)	(14,900)	-	-	-	-	-	-	2,125,000	2,125	12,875	-	-	-
Accounts payable	-	-	-	-	-	-	-	-	-	519,480	520	39,480	-	-	40,000
RSU’s granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	1,614,000	-	-	1,614,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,860,187)	(1,860,187)

Balance - June 30, 2021	2,071,007	2,071	8,842,458	436,653	436	385,235	385,302	385	500,507	334,937,194	334,937	68,266,009	-	(76,706,477)	1,625,561

Stock issued for:
Warrant exercises	-	-	-	-	-	-	-	-	-	838,195	838	(838)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(201,160)	(201,160)

Balance - September 30, 2021	2,071,007	$2,071	$8,842,458	436,653	$436	$385,235	385,302	$385	$500,507	335,775,389	$335,775	$68,265,171	$-	$(76,907,637)	$1,424,401

The accompanying notes are an integral part of these financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(2,349,536)	$(654,909)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible debt discount	-	53,527
Amortization of BCF discount	-	6,187
Stock options and warrants for services	-	2,176
RSUs issued for services	1,614,000	-
Loss on conversion of debt	176,295	-
Forgiveness of debt	(129,745)	-
Warrants issued for interest expense	-	77,883
Exchange premium in conversion of notes	-	98,508
Changes in assets and liabilities
Accounts receivable	(8,887)	-
Prepaid expenses and other assets	(14,480)	(19,477)
Accounts payable and accrued expenses	30,517	(134,334)
Accounts payable and accrued expenses from related party	-	-
Payroll liabilities	(66,143)	30,000
Accrued interest	19,628	30,212
Total adjustments	1,621,185	144,682

Net cash used in operating activities	(728,351)	(510,227)

CASH FLOWS FROM FINANCING ACTIVITES
Redemption of preferred stock	-	(50,000)
Proceeds from sale of common stock and warrants	1,811,238	504,780
Proceeds from convertible debt	-	100,000
Payment of note payable	-	(50,000)
Net cash provided by financing activities	1,811,238	504,780

NET INCREASE (DECREASE) IN CASH	1,082,887	(5,447)

CASH - BEGINNING OF PERIOD	903,704	20,381

CASH - END OF PERIOD	$1,986,591	$14,934

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$13,442

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$-	$174,386
Recognition of debt discount at inception of notes payable	$-	$28,482
Conversion of notes payable and accrued interest into common stock	$50,370	$701,044
Common stock issued in cashless exercise of warrants	$4,708	$-
RSUs vested into common stock	$12,000	$-
Accounts payable converted into shares of common stock	$90,000	$-
Stock options exercised for recission of common and preferred stock	$60,000	$-

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2021 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 24, 2021.

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

Based on the FDA’s recommendation, RadioGel™ will be marketed as “IsoPet®” for use by veterinarians to avoid any confusion between animal and human therapy. The Company already has trademark protection for the “IsoPet®” name. IsoPet® and RadioGel™ are used synonymously throughout this document. The only distinction between IsoPet® and RadioGel™ is the FDA’s recommendation that we use “IsoPet®” for veterinarian usage, and reserve “RadioGel™” for human therapy. Based on these developments, the Company has shifted its primary focus to the development and marketing of Isopet® for animal therapy, through the Company’s IsoPet® Solutions division.

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

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020. A second Regulation A+ was qualified by the SEC on September 15, 2021 to raise capital for 50,000,000 shares at a price of $0.10 for a maximum of $5,000,000.

The Company’s initial Regulation A+ raised approximately $4,000,000 from the sale of shares under Regulation A+, and intends to use the proceeds generated as follows:

For the animal therapy market:

●	Fund the effort to communicate the benefits of IsoPet® to the veterinary community and the pet parents.
●	Conduct additional clinical studies to generate more data for the veterinary community
●	Subsidize some IsoPet® therapies, if necessary, to ensure that all viable candidates are treated.
●	Assist new regional clinics with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System.
●	Complete the previously defined pre-clinical testing and additional testing on an animal model closely aligned with our revised indication for use. Report the results to the FDA in a pre-submission meeting.
●	Use the feedback from that meeting to write the IDE (Investigational Device Exemption), which is required to initiate clinical trials.

Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities. The Company may require additional funding of approximately $2 million annually to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States. The proceeds to be raised from the recent qualified Regulation A+ will be used to continue to fund this development.

The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or from proceeds to be raised from the recent qualified Regulation A+.

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

The Company has been impacted from the effects of COVID-19. The Company’s headquarters are in Northeast Washington however there focus of the animal therapy market has been the Northwestern sector of the United States, the initial epicenter of the COVID-19 outbreak in the United States. The Company has started to in recent weeks to continue their marketing to the animal therapy market and attempt to increase the exposure to their product and generate revenue accordingly.

As of September 30, 2021, the Company has $1,986,591 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2021 and December 31, 2020, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the nine months ended September 30, 2021 or years ended December 31, 2020 and 2019, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

All revenue recognized in the nine months ended September 30, 2021 and 2020 relate to consulting income with respect to the IsoPet® therapies.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the nine months ended September 30, 2021 and 2020, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of September 30, 2021 and December 31, 2020, which include the following:

	September 30, 2021	December 31, 2020
Convertible debt	2,492	1,252,456
Preferred stock	12,863,195	12,988,195
Common stock options	2,252,809	28,885,461
Common stock warrants	35,362,500	32,064,375
Total potential dilutive securities	50,480,996	75,190,487

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

The Company incurred $227,154 and $31,809 research and development costs for the nine months ended September 30, 2021 and 2020, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the nine months ended September 30, 2021 and 2020, the Company incurred no advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of September 30, 2021 and December 31, 2020.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the nine months ended September 30, 2021 and 2020. The Company did not have any deferred tax liability or asset on its balance sheet on September 30, 2021 and December 31, 2020.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the nine months ended September 30, 2021 and 2020, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Interest expense for the nine months ended September 30, 2021 and 2020 on the related party convertible notes payable amounted to $0 and $298, respectively.

Related Party Notes Payable

As of September 30, 2021 and December 31, 2020, the Company had the following related party notes outstanding:

	September 30, 2021	December 31, 2020
January 2019 $60,000 Note, 8% interest, due January 2020	$60,000	$60,000
March 2019 $48,000 Note, 8% interest, due March 2020	48,000	48,000
April 2019 $29,000 Note, 8% interest, due April 2020	29,000	29,000
July 2019 $50,000 Note 8% interest, due July 2020	50,000	50,000
November 2019 $50,000 Note 8% interest, due November 2020	50,000	50,000

Total Related Party Notes Payable, Net	$237,000	$237,000

On January 24, 2019 the Company entered into a note payable with a trust related to one of the Company’s directors in the amount of $60,000. The note is for a one-year period which was to mature January 24, 2020 and bears interest at an annual rate of 8.00%. The Company is in default of this note.

On March 27, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. On April 29, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $29,000. The Company is in default of this note. On July 5, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. On November 25, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing November 25, 2020 and bears interest at an annual rate of 8%. The Company is in default of this note. Interest expense for these notes for the nine months ended September 30, 2021 and 2020 was $14,142 and $14,194, respectively and accrued interest at September 30, 2021 is $44,409.

The Company borrowed $15,000 in March 2020 from its CEO and repaid this amount in April 2020.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $32,110 and $32,110 as of September 30, 2021 and December 31, 2020, respectively.

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

The Company’s Chief Executive Officer exercised 2,500,000 stock options for $60,000 in December 2020. In addition, in June 2021, the Company’s Chief Executive Officer exercised 2,500,000 stock options for a value of $60,000 that was paid through the cancelation of 375,000 common shares and 100,000 Series A Convertible Preferred shares. The Chief Executive Officer in May 2021 rescinded 8,120,152 stock options and in June 2021 rescinded 16,000,000 stock options. In September 2021, the Chief Executive Officer exercised 150,000 warrants in a cashless exercise into 91,304 shares of common stock.

NOTE 3: CONVERTIBLE NOTES PAYABLE

As of September 30, 2021 and December 31, 2020, the Company had the following convertible notes outstanding. All prior notes that have been converted into common stock or repaid prior to December 31, 2020 have been excluded from the chart:

	2021	2020
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$45,000	$45,000
November 2020 $50,000 Note convertible into common shares at $0.04, 6% interest, due May 30, 2021	-	50,000
Penalties on notes in default	13,761	12,418
	$58,761	$107,418

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

Interest expense for the nine months ended September 30, 2021 and 2020 on the convertible notes payable amounted to $4,028 and $19,783, respectively.

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

The interest expense on these notes for the nine months ended September 30, 2021 and 2020 amounted to $0 and $8,032.

The Company repaid $50,000 of these notes plus $13,442 in accrued interest in July 2020 and settled the remaining $50,000 into 1,851,852 shares of common stock effective July 14, 2020.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of September 30, 2021 and December 31, 2020, the Company has 335,775,389 and 292,278,591 shares issued and outstanding, respectively.

On March 28, 2019, the Company’s board of directors approved a reverse 1-for-8 stock split, and a decrease in the authorized shares from 2,000,000,000 to 950,000,000. The reverse stock split went effective by FINRA on June 28, 2019.

Preferred Stock

As of September 30, 2021 and December 31, 2020, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

In January 2021, the Company issued 1,259,250 shares of common stock in conversion of a note payable and accrued interest totaling $50,370. The conversion resulted in a loss on conversion of $176,295 that is reflected in the Condensed Statement of Operations for the nine months ended September 30, 2021.

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

In June 2021, the Company issued 12,000,000 shares of common stock for vested RSUs with a fair value of $1,080,000.

From July 9 through September 24, 2021, the Company issued 838,195 shares of common stock in the cashless exercise of 1,800,000 warrants.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share

Balance at December 31, 2020	28,885,461	$0.024-120.00	5.57 years	$1,661,429	$0.05

Options granted	-	$-	-		$-
Options exercised	(2,500,000)	$-	-		$-
Options expired/canceled	(24,132,652)	$-	-		$-

Balance at September 30, 2021	2,252,809	$0.024-0.04	7.95 years	$191,301	$0.04

Exercisable at September 30, 2021	2,252,809	$0.024-0.04	7.95 years	$191,301	$0.04

During the nine months ended September 30, 2021, the Company’s CEO exercised 2,500,000 stock options, and rescinded 24,120,152, stock options. In addition, 12,500 options expired.

During the nine months ended September 30, 2021 and 2020, the Company recognized $0 and $2,176, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted		Weighted
	Number Of Shares	Exercise Price Per Share	Average Remaining Contractual Life	Aggregate Intrinsic Value	Average Exercise Price Per Share

Balance at December 31, 2020	32,064,375	$0.04-80.00	1.65 years	$1,614,567		$0.06

Warrants granted	11,237,500	$0.10	-			$-
Warrants exercised	(7,230,000)	$-	-		$
Warrants expired/cancelled	(709,375)	$-	-		$

Balance at September 30, 2021	35,362,500	$0.04-0.10	1.22 years	$1,829,923		$0.07

Exercisable at September 30, 2021	35,362,500	$0.04-0.10	1.22 years	$1,829,923		$0.07

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
Expected term	-	2 - 5 years
Expected volatility	-%	109 - 147%
Expected dividend yield	-	-
Risk-free interest rate	-%	0.20 - 0.58%

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

From July 9 through September 24, 2021, the Company issued 838,195 shares of common stock in the cashless exercise of 1,800,000 warrants.

In the nine months ended September 30, 2021, 709,375 warrants expired.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

		Weighted
	Number	Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2020	262,500	$0.59

RSU’s granted	42,700,000	$0.08
RSU’s vested	(17,700,000)	$-
RSU’s forfeited	-	$-

Balance at September 30, 2021	25,262,500	$0.08

During the nine months ended September 30, 2021 and 2020, the Company recognized $1,614,000 and $0 worth of expense related to the vesting of its RSU’s. As of September 30, 2021, the Company had $2,405,400 worth of expense yet to be recognized for RSU’s not yet vested.

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

NOTE 8: SUBSEQUENT EVENTS

In October, 2021, the Company issued 2,005,693 shares of common stock in the cashless exercise of 3,500,000 warrants.

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

There have been 77 expressions of interest in IsoPet® therapy from across the United States, but only about 10% of these were treated and they were very advanced cases. The reasons are instructive. Most of the cases were for so advanced that the pet parents found out about IsoPet® on the Internet as a last hope. Several others were internal cancers that could not be reached, for example deep in the throat. Several cases were treatable, but the pets weighed more than 20 pounds and the pet parents were not willing to fly them in the “Safe Cargo” holds. Those patients would have been treated by regional clinics once we implement that strategy. Several cases were mast cell cancers. The Company is confident that those tumors could have been treated, but once killed they release mast cells in a process called granulation. This could cause a shock to the animal’s system. The Company will focus one of our clinical studies on the optimum approach for those therapies.

Vista Veterinary Hospital accepted advanced cancer cases and has gained experience to extend the animal’s lives. The first cat was terminally ill and had previously had external beam, surgery and chemotherapy. The facial tumor was treated with 400 Gy and the biopsy confirmed that the cancer was killed. In about seven months the cancer returned in the throat and could not be treated so the cat had to be put down. Dr. Bauder, the veterinarian pet parent, was still elated about the life extension and is asking us to use him as a reference. The other cases were also very advanced with multiple tumors and they recurred since they had already spread before therapy. One animal, Yukon had a large tumor on his leg that was recommended for amputation. The tumor size decreased 50% after the first treatment, but then stopped decreasing. For the first time a second therapy was administered and the tumor has continued to decrease in size. Yukon’s life was extended for more than a year until she finally succumbed to metastatic cancer in another location.

Since IsoPet® has shown to be effective in killing cancer at the site of injection the current focus is in optimizing the techniques to help the pet resorb the necrotic tissue rapidly. In addition, IsoPet® was used to treat a mast cell tumor. When these cancers are destroyed, they release their mast cell. The animal was treated with a steroid to counter this effect and to date is doing well.

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

The Company worked closely with FX Masse to develop nine certification training modules for use in potential regional clinics. These modules are necessary to satisfy the radioactive material handling licenses. This approach is very cost effective.

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

Based on advice from the FDA the Company has scheduled a Pre-Submission meeting on November 30, 2021 to discuss a draft of an Investigational Device Exemptions (IDEs) for Early Feasibility Medical Device Clinical Studies, Including Certain First in Human (FIH) Studies. Using this process results in more rapid feedback to prepare the final IDE. In parallel the Company working with the Mayo Clinic’s principal investigators has submitted the clinical trial protocol to their Independent Review Board.

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

Financing and Strategy

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020. A second Regulation A+ was qualified by the SEC on September 15, 2021 to raise capital for 50,000,000 shares at a price of $0.10 for a maximum of $5,000,000.

The Company’s initial Regulation A+ raised approximately $4,000,000 from the sale of shares under Regulation A+, and intends to use the proceeds generated as follows:

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

Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities. The Company may require additional funding of approximately $2 million annually to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States. The proceeds to be raised from the recent qualified Regulation A+ will be used to continue to fund this development.

The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or from proceeds to be raised from the recent qualified Regulation A+.

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

The Company has been impacted from the effects of COVID-19. The Company’s headquarters are in Northeast Washington however there focus of the animal therapy market has been the Northwestern sector of the United States, the initial epicenter of the COVID-19 outbreak in the United States. The Company has started to in recent weeks to continue their marketing to the animal therapy market and attempt to increase the exposure to their product and generate revenue accordingly.

As of September 30, 2021, the Company has $1,986,591 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Human Capital

As of September 30, 2021, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

Results of Operations

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth information from our statements of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenues	$14,887	$7,000
Operating expenses	(2,298,245)	(384,267)
Operating loss	(2,283,358)	(377,267)
Non-operating income (expense)	(66,178)	(277,642)
Net loss	$(2,349,536)	$(654,909)

Revenue

Revenue was $14,887 and $7,000 for the nine months ended September 30, 2021 and 2020, respectively. All revenue recognized in the nine months ended September 30, 2021 and 2020 relate to consulting income with respect to the IsoPet® therapies.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 and 2020, respectively consists of the following:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Professional fees	$172,028	$170,771
Stock based compensation	1,614,000	2,176
Payroll expenses	202,428	94,029
Research and development	227,154	31,809
General and administrative expenses	82,635	85,482
Total operating expenses	$2,298,245	$384,267

Operating expenses for the nine months ended September 30, 2021 and 2020 was $2,298,245 and $384,267, respectively. The increase in operating expenses from 2020 to 2021 can be attributed to the increase in professional fees ($170,771 for the nine months ended September 30, 2020 versus $172,028 for the nine months ended September 30, 2021) as the Company utilized more services due to amending their Regulation A+ and the fees incurred for the consultants engaged; the decrease in general and administrative expense ($85,482 for the nine months ended September 30, 2020 versus $82,635 for the nine months ended September 30, 2021); the increase in research and development ($31,809 for the nine months ended September 30, 2020 versus $227,154 for the nine months ended September 30, 2021) as the Company ramped up the development of their products with the recent raising of capital, an increase in payroll expenses ($94,029 for the nine months ended September 30, 2020 versus $202,048 for the nine months ended September 30, 2021) related to the deferred compensation criteria in the CEOs employment contract taking effect, and an increase in stock-based compensation related to RSUs granted to consultants ($2,176 for the nine months ended September 30, 2020 versus $1,614,000 for the nine months ended September 30, 2021).

Non-Operating Income (Expense)

Non-operating income (expense) for the nine months ended September 30, 2021 and 2020 consists of the following:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Interest expense	$(19,628)	$(280,642)
Other income	-	3,000
Forgiveness of debt	129,745	-
Loss on debt extinguishment	(176,295)	-
Non-operating income (expense)	$(66,178)	$(277,642)

Non-operating income (expense) for the nine months ended September 30, 2021 varied from the nine months ended September 30, 2020 primarily due to a decrease in interest expense from $280,642 for the nine months ended September 30, 2020 to $19,628 for the nine months ended September 30, 2021 as a result of conversions of notes payable. The majority of the interest recorded by the Company consists of amortization of debt discount, BCF discount and the exchange premium resulting in additional shares to the noteholders on conversion. In addition, the Company converted a note in January 2021 which resulted in a loss on conversion and recognized a gain on forgiveness of debt on old payables as they satisfied the agreement with this vendor to pay a portion of the payable with the remaining amount forgiven.

Net Loss

Our net loss for the nine months ended September 30, 2021 and 2020 was $(2,349,536) and $(654,909), respectively.

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth information from our statements of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Revenues	$14,887	$7,000
Operating expenses	(209,470)	(135,440)
Operating loss	(194,583)	(128,440)
Non-operating income (expense)	(6,577)	(7,151)
Net loss	$(201,160)	$(135,591)

Revenue

Revenue was $14,887 and $7,000 for the three months ended September 30, 2021 and 2020, respectively. All revenue recognized in the three months ended September 30, 2021 and 2020 relate to consulting income with respect to the IsoPet® therapies.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 and 2020, respectively consists of the following:

	Three months ended September 30, 2021	Three months ended September 30, 2020
Professional fees	$55,583	$59,502
Payroll expenses	64,925	34,029
Research and development	66,831	14,383
General and administrative expenses	22,131	27,526
Total operating expenses	$209,470	$135,440

Operating expenses for the three months ended September 30, 2021 and 2020 was $209,470 and $135,440, respectively. The increase in operating expenses from 2020 to 2021 can be attributed to the decrease in professional fees ($59,502 for the three months ended September 30, 2020 versus $55,583 for the three months ended September 30, 2021) as the Company utilized less services for the consultants engaged; the decrease in general and administrative expense ($27,526 for the three months ended September 30, 2020 versus $22,131 for the three months ended September 30, 2021); the increase in research and development ($14,383 for the three months ended September 30, 2020 versus $66,831 for the three months ended September 30, 2021) as the Company ramped up the development of their products with the recent raising of capital , and an increase in payroll expenses ($34,029 for the three months ended September 30, 2020 versus $64,925 for the three months ended September 30, 2021) related to the deferred compensation criteria in the CEOs employment contract taking effect.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended September 30, 2021 and 2020 consists of the following:

	Three months ended September 30, 2021	Three months ended September 30, 2020
Interest expense	$(6,577)	$(7,151)
Other income	-	-
Non-operating income (expense)	$(6,577)	$(7,151)

Non-operating income (expense) for the three months ended September 30, 2021 varied from the three months ended September 30, 2020 primarily due to a decrease in interest expense from $7,151 for the three months ended September 30, 2020 to $6,577 for the three months ended September 30, 2021 as a result of conversions of notes payable. The majority of the interest recorded by the Company consists of amortization of debt discount, BCF discount and the exchange premium resulting in additional shares to the noteholders on conversion. In addition, the Company converted a note in January 2021 which resulted in a loss on conversion and recognized a gain on forgiveness of debt on old payables as they satisfied the agreement with this vendor to pay a portion of the payable with the remaining amount forgiven.

Net Loss

Our net loss for the three months ended September 30, 2021 and 2020 was $(201,160) and $(135,591), respectively.

Liquidity and Capital Resources

At September 30, 2021, the Company had working capital of $1,424,401, as compared to working capital of $32,034 at December 31, 2020. During the nine months ended September 30, 2021, the Company experienced negative cash flow from operations of $728,351 and realized $1,811,238 of cash flows from financing activities. As of September 30, 2021, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $510,227 for the nine months ended September 30, 2020 to $728,351 for the nine months ended September 30, 2021 due to the Company’s non-cash items, such as loss from operations, stock-based compensation, loss conversion of debt as well as forgiveness of debt as well as the changes in prepaid expenses and accounts payable. Cash provided from financing activities increased from $504,780 for the nine months ended September 30, 2020 to $1,811,238 for the nine months ended September 30, 2021. The increase in cash provided from financing activities was primarily a result of increase in proceeds from the Regulation A+ where the Company raised $1,811,238 from common stock and warrant issuances in 2021 versus, the proceeds from convertible notes and related party notes of $100,000, proceeds from the sale of common stock of $504,780 and payment on the redemption of preferred stock of $50,000 and of a note payable of $50,000 in 2020.

The Company has generated material operating losses since inception. The Company had a net loss of $2,349,536 for the nine months ended September 30, 2021, and a net loss of $654,909 for the nine months ended September 30, 2020. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended September 30, 2021, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2020, filed on March 24, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From July 9 through September 24, 2021, the Company issued 838,195 shares of common stock in the cashless exercise of 1,800,000 warrants.

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

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vivos Inc.

Date: October 25, 2021	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2021	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

