Form 10-K
period 2021-12-31
VIVOS INC
filed 2022-03-07
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $36,693,047. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 4, 2022, there were 343,530,678 shares of the registrant’s common stock outstanding, 2,071,007 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 200,363 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

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

Intellectual Property

Our original license with Battelle National Laboratory is reaching its end of life in 2022. During the past several years, in anticipation of this we have expanded our proprietary knowledge and our trademark and patent protection.

We have expanded our trademark protection from RadioGel to now include IsoPet. We obtained the International Certificate of Registration for ISOPET, which is the first step to file in several countries.

The Company received the Patent Cooperation Treaty (“PCT”) International Search Report on our patent application (No.1811.191). Seven of our claims were immediately ruled as having novelty, inventive step and industrial applicability. This gives us the basis to extend for many years the patent protection for our proprietary Yttrium-90 phosphate particles utilized in Isopet® and Radiogel™. Vivos, Inc. filed its particle patent in several countries and in parallel is pursuing amendments to increase the number of claims.

In addition to the United States of America, our new patent team filed in Canada, the European Union, Japan, Australia, Brazil, China, India, South Korea, and the Russian Eurasian (Russia, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Tajikistan, and Turkmenistan).

We have just filed a new provisional patent to protect our current and planned developments. It includes a summary of our improved hydrogel formulation and production process, the use of other particles incorporating other isotopes beyond Y-90, and the anti-circumvention techniques we discovered that would make it more difficult for competitors to engineer around our proprietary hydrogel with other hydrogels from our defensive effort we call our “knock-off red team exercise”.

Following the provisional patent, we will file for utility patents on our polymer/hydrogel improvements. These include reducing the polymer production time and increasing the output by a factor of three. We have also further reduced the level of trace contaminants to be well below the FDA guidelines.

We currently are developing a micro-injection system for small tumor therapy. This will provide more precise controls for treating cancerous thyroid lymph nodes. It will also be valuable if the company pursues other future indications for use that will require precise micro-injections, e.g. ocular melanoma, spinal tumors and brain cancers.

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

There have been 84 expressions of interest in IsoPet® therapy from across the United States, but only about 10% of these were treated and they were very advanced cases. The reasons are instructive. Most of the cases were for so advanced that the pet parents found out about IsoPet® on the Internet as a last hope. Several others were internal cancers that could not be reached, for example deep in the throat. Several cases were treatable, but the pets weighed more than 20 pounds and the pet parents were not willing to fly them in the “Safe Cargo” holds. Those patients would have been treated by regional clinics once we implement that strategy. Several cases were mast cell cancers. The Company is confident that those tumors could have been treated, but once killed they release mast cells in a process called granulation. This could cause a shock to the animal’s system. The Company will focus one of our clinical studies on the optimum approach for those therapies.

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

Johns Hopkins University VCTN, Veterinary Clinical Trials Network, is now an Isopet® regional clinic. Additionally, Johns Hopkins will also perform new Isopet® animal studies on various specific cancers. They have the required radioactive material license and have completed their training certification for Isopet®. This important relationship will also help meet our objective of obtaining high quality data on a range of cancers that can be published in leading journals. These publications are the optimal way to increase awareness of Isopet® and to gain broader acceptance from the veterinarian/oncology community.

We currently are working with the NY Surgical Center on Long Island to become a new IsoPet Regional Center. They have completed their certification training and have submitted their Radioactive Material Handling License application to the NY regulators. Aside from the normal solid tumor therapy they are interested in treating the margins for resected tumors and to use their surgical techniques to treat tumors deep within the body, such as bladder cancers.

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

The FDA was very supportive and had suggested this Q-Submission path for rapid turnaround and dialog. The Mayo Clinic physicians did an excellent job presenting the need for Radiogel™ to treat recurrent thyroid cancer and to answer a range of questions from the new FDA review team. The FDA provided many helpful suggestions on a range of subjects from labeling to dosimetry to the Mayo protocol for clinical testing, and the need for some additional specific testing. They suggested having another Q-Sub Review and conference call dedicated to the details of the dosimetry calculations.

In parallel the Company working with the Mayo Clinic’s principal investigators to improve the clinical trial protocol for their Institutional Review Board.

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

As of December 31, 2021, the Company has $1,606,123 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Raw Materials

The Company currently subcontracts the manufacturing of RadioGelTM at IsoTherapeutics. Prior to 2021, Eckert and Ziegler was the only supplier of Y-90 in the United States, and was the sole supplier of the Y-90 used by IsoTherapeutics to manufacture the Company’s RadioGel™. The Company obtains supplies, hardware, handling equipment and packaging from several different U.S. suppliers.

During 2021, utilized Akina, Inc. as an alternate supplier of its hydrogel polymer component.

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

Human Capital

As of December 31, 2021, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

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

The Company’s independent registered public accounting firms’ reports on the Company’s financial statements for the years ended December 31, 2021 and 2020 express substantial doubt about the Company’s ability to continue as a going concern. The reports include an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and based on its current operating levels, require additional capital or restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business. It is extremely remote that the Company could obtain any financing on any basis that did not result in considerable dilution for shareholders. Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on its ability to obtain debt or equity financing and may adversely impact its stock price.

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

The Company has generated material operating losses since inception. The Company has had recurring net losses since inception which has resulted in an accumulated deficit of $77,085,867 and $74,558,101 as of December 31, 2021 and 2020, respectively including net losses of $2,527,766 and $956,992 for the years ended December 31, 2021 and 2020. Historically, the Company has relied upon investor funds to maintain its operations and develop its business. The Company needs to raise additional capital from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all. If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

The Company requires funding of at least $5 million per year to maintain current operating activities. Over the next 24 months, the Company believes it will cost approximately $9 million to fund: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States.

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

During 2014, the Company ceased all previous manufacturing and sales activities. Our revenues for the year ended December 31, 2017 consisted of only consulting revenue, and our revenues for the year ended December 31, 2018 consisted of only $17,583 of grant revenue. The Company’s consulting revenues for the year ended December 31, 2017 were made to one customer, and those sales constituted 100% of total revenues for that years. At such time as the Company recommences active operations, no assurances can be given that the Company will be successful in commercializing its products or expanding the number of customers purchasing its products and services. The Company had $14,887 and $7,000 in operating revenues, net of discounts for the years ended December 31, 2021 and 2020, respectively as they have commenced sales of IsoPet®.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2021 and 2020, the Company’s internal control over financial reporting was ineffective. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports. Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2021 and 2020. The Company needs to hire additional qualified accounting personnel in order to resolve this material weakness. The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

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

The Company’s average daily volume of shares traded for the years ended December 31, 2021 and 2020 was 2,074,138 and 32,815, respectively. Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

The Company’s outstanding securities, the stock or other securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 343,530,678 shares of common stock outstanding on March 1, 2022. The Company also had outstanding on that date dilutive securities consisting of preferred stock, restricted stock units, options, and warrants (collectively, “Common Stock Equivalents”) that if they had been exercised and converted in full on March 1, 2022, would have resulted in the issuance of up to 69,287,379 additional shares of common stock. The issuance of shares upon the exercise of the Common Stock Equivalents may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding shares of common stock. The issuance of some or all those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders.

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

For the year ended December 31, 2021, the reported low closing price for the Company’s common stock was $0.068 per share, and the reported high closing price was $0.2592 per share. For the year ended December 31, 2020, the reported low closing price for the Company’s common stock was $0.0135 per share, and the reported high closing price was $0.245 per share. There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early stage companies, particularly early stage medical product companies. Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

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

The unprecedented events related to COVID-19 and the variants, the disease caused by the novel coronavirus (SARS-CoV-2), have had significant health, economic, and market impacts and may have short-term and long-term adverse effects on our business that we cannot predict as the global pandemic continues to evolve. The extent and effectiveness of responses by governments and other organizations also cannot be predicted.

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

ITEM 2. PROPERTIES.

The Company is headquartered in Richland, Washington. Our Chief Executive Officer currently works from his home office in virtual communication with key personnel. Cadwell Laboratories, which is controlled by Carl Cadwell, a director of the Company, provides office space to management on an as-needed basis until such time as the Company leases permanent office space. Management believes that the Company’s sites are adequate to support the business and suitable for present purposes, and the properties and equipment have been well maintained.

ITEM 3. LEGAL PROCEEDINGS.

The Company may, from time to time, be involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. There are no material pending or threatened legal proceedings at this time.

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

	High	Low
2020
Quarter ended December 31	$0.245	$0.0187
Quarter ended September 30	$0.0387	$0.0226
Quarter ended June 30	$0.0495	$0.0135
Quarter ended March 31	$0.402	$0.02

2021
Quarter ended December 31	$0.122	$0.07
Quarter ended September 30	$0.13	$0.0882
Quarter ended June 30	$0.1227	$0.077
Quarter ended March 31	$0.1179	$0.0853

Holders

As of March 1, 2022, we had 343,530,678 shares of common stock, par value $0.001 per share, issued and outstanding, which were held by approximately 230 shareholders of record. Our transfer agent is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by stockholders	25,777,500		$0.09		32,836,047
Equity compensation plans not approved by stockholders	34,115,309		$0.07		-
Total	34,115,309	(1)	$0.07	(1)	-

(1)	In addition to the 2015 Plan (defined below), the Company has individual compensation arrangements under which equity securities are authorized for issuance in exchange for consideration in the form of goods or services of certain individuals.

2015 Omnibus Securities and Incentive Plan

In October 2015, our Board of Directors and stockholders approved the adoption of the 2015 Omnibus Securities and Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes an aggregate number of shares of common stock for issuance to all employees of the Company or any subsidiary of the Company, any non-employee director, consultants and independent contractors of the Company or any subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any subsidiary. The aggregate number of shares that may be issued under the Plan shall not exceed twenty percent (20%) of the issued and outstanding shares of common stock on an as converted primary basis on a rolling basis. For calculation purposes, the As Converted Primary Shares (as defined in the 2015 Plan) shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2015 Plan. As of December 31, 2021, the Converted Primary Shares calculation results in 32,836,047 aggregate shares that may be issued under the 2015 Plan. The 2015 Plan is administered by the Company’s Compensation Committee, who may issue awards in the form of stock options and/or restricted stock awards. Effective December 31, 2021, an aggregate total of 43,862,500 restricted stock units (“RSUs”) under the 2015 Plan were authorized, but as of March 1, 2022, 18,085,000 had been issued.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2021, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2021

During the month of October 2021, the Company issued 2,005,693 shares of common stock in the cashless exercise of 3,500,000 warrants.

During November 2021, the Company issued 77,768 shares of common stock for services.

During December 2021, the Company issued 2,316,830 shares of common stock in conversion of related party notes payable and accrued interest.

During December 2021, the Company issued 401,373 shares of common stock in conversion of accounts payable to a related party.

During December 2021, the Company issued 2,953,625 shares in conversion of 236,290 shares of Series B Preferred Stock.

Issuances Subsequent to December 31, 2021

Through March 1, 2022, there have been no shares of common or preferred stock issued.

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

Results of Operations

Comparison for the Year Ended December 31, 2021 and December 31, 2020

The following table sets forth information from the Company’s statements of operations for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues, net	$14,887	$7,000
Cost of goods sold	12,000	5,608
Gross profit	2,887	1,392
Operating expense	2,504,685	673,913
Operating loss	(2,501,798)	(672,521)
Non-operating expense	(25,968)	(284,471)
Net loss	$(2,527,766)	$(956,992)

Revenue and Cost of Goods Sold

We had $14,887 in revenues for the year ended December 31, 2021, compared to $7,000 in revenue for the year ended December 31, 2020, a period over period increase of $7,887. These revenues are reflected net of discounts relate to consulting income with respect to the IsoPet® therapies.

We had $12,000 in cost of goods sold for the year ended December 31, 2021, compared to $5,608 in cost of goods sold for the year ended December 31, 2020, a period over period increase of $6,392. The increase was a result of the Company’s recognition of their sales for IsoPet®.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the years ended December 31, 2021 and 2020 consisted of the following:

	Year ended December 31, 2021	Year ended December 31, 2020
Professional fees	$224,323	$243,942
RSUs, stock options and warrants consideration	1,614,000	2,176
Payroll expense	267,477	234,094
Research and development	286,848	84,668
General and administrative expense	112,037	109,033
	$2,504,685	$673,913

Operating expenses for the years ended December 31, 2021 and 2020 was $2,504,685 and $673,913, respectively. The increase in operating expenses from 2020 to 2021 can be attributed to the decrease in professional fees ($243,942 for the year ended December 31, 2020 versus $224,323 for the year ended December 31, 2021) as the Company utilized more services due to amending their Regulation A+ and the fees incurred for the consultants engaged; the increase in general and administrative expense ($109,033 for the year ended December 31, 2020 versus $112,037 for the year ended December 31, 2021); the increase in research and development ($84,668 for the year ended December 31, 2020 versus $286,848 for the year ended December 31, 2021) as the Company ramped up the development of their products with the recent raising of capital, an increase in payroll expenses ($234,094 for the year ended December 31, 2020 versus $267,477 for the year ended December 31, 2021) related to the deferred compensation criteria in the CEOs employment contract taking effect, and an increase in stock-based compensation related to RSUs granted to consultants ($2,176 for the year ended December 31, 2020 versus $1,614,000 for the year ended December 31, 2021).

Non-Operating Income (Expense)

Non-Operating income (expense) for the years ended December 31, 2021 and 2020 consisted of the following:

	Year ended December 31, 2021	Year ended December 31, 2020

Interest expense	$(25,375)	$(287,471)
Loss on debt extinguishment	(137,038)	-
Forgiveness of debt	136,445	-
Other income	-	3,000
	$(25,968)	$(284,471)

Non-operating income (expense) for the year ended December 31, 2021 varied from the year ended December 31, 2020 primarily due to a decrease in interest expense from $287,471 for the year ended December 31, 2020 to $25,375 for the year ended December 31, 2021 as a result of conversions of notes payable. The majority of the interest recorded by the Company consists of amortization of debt discount, BCF discount and the exchange premium resulting in additional shares to the noteholders on conversion. In addition, the Company converted a note in January 2021 which resulted in a loss on conversion and recognized a gain on forgiveness of debt on old payables as they satisfied the agreement with this vendor to pay a portion of the payable with the remaining amount forgiven.

Net Loss

The Company’s net loss for the years ended December 31, 2021 and 2020 was $2,527,766 and $956,992, respectively, as a result of the items described above.

Liquidity and Capital Resources

At December 31, 2021, the Company had working capital of $1,467,383, as compared to working capital of $32,034 at December 31, 2020. During the year ended December 31, 2021, the Company experienced negative cash flow from operations of $963,819 and realized $1,666,238 of cash flows from financing activities. As of December 31, 2021, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $875,807 for the year ended December 31, 2020 to $963,819 for the year ended December 31, 2021. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, loss on conversion of debt and share based compensation offset by forgiveness of debt. Cash provided from financing activities decreased from $1,759,130 for the year ended December 31, 2020 to $1,666,238 for the year ended December 31, 2021. The cash provided from financing activities for 2020 was primarily a result of increase in proceeds from the Regulation A+ where the Company raised $1,662,780 from common stock and warrant issuances, $60,000 from the exercise of stock options, plus proceeds of $150,000 from convertible notes, which $50,000 was repaid. In 2021, the Company raised $1,811,238 from sales of common stock and warrants offset by repayments of convertible notes of $50,000 and related party notes of $100,000.

The Company has generated material operating losses since inception. The Company had a net loss of $2,527,766 for the year ended December 31, 2021, and a net loss of $956,992 for the year ended December 31, 2020. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

The Company requires funding of at least $5 million per year to maintain current operating activities. Over the next 24 months, the Company believes it will cost approximately $9 million to fund: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States.

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

Contractual Obligations (payments due by period as of December 31, 2021)

Contractual Obligation	Total Payments Due	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
License Agreement with Battelle Memorial Institute	$4,000	$4,000	$-	$-	$-

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

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2021 and 2020, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2021, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
Michael K. Korenko	75	President, Chief Executive Officer, and Director
Michael Pollack	55	Interim Chief Financial Officer
Carlton M. Cadwell	77	Chairman of the Board and Secretary

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2021 and that such reports were timely.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this report, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s board of directors during 2021 and 2020 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

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

Board of Directors; Attendance at Meetings

The Board held two meetings and acted by unanimous written consent two times during the year ended December 31, 2020. Each director attended both Board meetings during the year ended December 31, 2020. In 2021, we conducted no board of director meetings. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the year ended December 31, 2021 (collectively, the “Named Executive Officers”):

Name and Principal Position (1)	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Total ($)

Dr. Michael K. Korenko	2021	$232,500	(3)	$30,000	$-	$-	$262,500
CEO, President and Director	2020	$120,086	(3)	$98,165	$-	$-	$218,251

(1)	Michael Pollack began serving as the Company’s Interim Chief Financial Officer in December 2018 and was paid no compensation directly in 2020 or 2021. Accordingly, he has not been included in this table.

(2)	The amounts in this column represent the grant date fair value of stock option awards, computed in accordance with FASB ASC Topic 718.

(3)	Of the $120,000 due Mr. Korenko for 2019, $69,914 is accrued for as of December 31, 2020, and as of December 31, 2021, the Company has no accrued compensation to Mr. Korenko.

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

The Company shall pay to Dr. Korenko an annual base compensation of $180,000, which is payable in equal monthly intervals. Of the $180,000 in annual base salary, $60,000 of annual pay shall be deferred and accrued until the Company’s cash balance exceeds $1,000,000, which occurred in December 2020. Dr. Korenko’s employment agreement provides that he shall receive a stock option grant issued under the Company’s 2015 Omnibus Securities and Incentive Plan in an amount equal to 21 million options ten days after the Company’s 1-for-8 reverse split, which was consummated in late June 2019. The options shall have a seven-year term, shall be exercisable at a price of $0.024 per share, and shall vest as follows: 50% shall vest in equal amounts at the end of each quarter for the two quarters after grant date, 25% shall vest upon the Company filing for a patent, and the remaining 25% shall vest upon the first commercial sale of IsoPet. In December 2020, Mr. Korenko exercised 2,500,000 of these options for $60,000.

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
NONE

Compensation of Directors

During the year ended December 31, 2021, the Company’s non-employee directors were not paid any compensation.

The following table sets forth, for each of the Company’s non-employee directors who served during 2021, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2021:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of the Company’s Common Stock

The following table sets forth, as of March 1, 2022, the number of shares of common stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s common stock, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

As of March 1, 2022, there were 343,530,678 shares of common stock outstanding and up to 69,287,379 shares issuable upon exercise of common stock equivalents, assuming exercise and conversion occurred as of that date, for a total of 412,818,057 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	26,912	* %

Carlton M. Cadwell (3)	15,406,979	3.73%

Michael K. Korenko (4)	9.461,374	2.29%

Michael Pollack	16,000	*

All Current Directors and Executive Officers as a group (3 individuals)	24,895,265	6.02%

*Less than 1%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of the common stock equivalents within 60 days of that date. In determining the percent of common stock owned by a person or entity on March __, 2022, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of the common stock equivalents, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March __, 2022, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the common stock equivalents. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that under the terms of the Cadwell Trust, Dr. Cadwell does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	Includes 1,136,137 shares issuable upon conversion of Series A Preferred; and 4,816,275 shares issuable upon conversion of Series C Preferred, and 2,316,830 shares of common stock issued to AMIC Gift, LLC, an LLC controlled by Carlton and his wife.

(4)	Includes 75,000 shares issuable upon exercise of warrants.

Beneficial Ownership of the Company’s Series A Convertible Preferred Stock

As of March 1, 2022, there were 2,071,007 shares of Series A Preferred issued and outstanding, convertible into 2,588,758 shares of the Company’s common stock.

The following table sets forth, as of March 1, 2022, the number of shares of Series A Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series A Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Cadwell Family Irrevocable Trust	148,309	7.16%

Carlton M. Cadwell	908,910	43.89%

Michael K. Korenko	-	-%

All Current Directors and Executive Officers as a group (2 individuals)(3)	1,057,219	51.05%

Major Shareholder(s):

L. Bruce Jolliff	197,979	9.56%

Stoel Rives	133,333	6.44%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of (i) the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336; (ii) L. Bruce Jolliff is 206 N 41st St. Unit 1, Yakima, WA 98901; and (iii) Stoel Rives is One Union Square, 600 University Street, Suite 3600, Seattle, WA 98101.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series A Convertible Preferred beneficially owned by the Cadwell Trust.

(3)	Michael Pollack, the Company’s Interim Chief Financial Officer, does not hold any Company Series A Convertible Preferred, and has therefore been omitted from this table.

Beneficial Ownership of the Company’s Series B Convertible Preferred Stock

As of March 1, 2022, there were 200,363 shares of Series B Preferred issued and outstanding, convertible into 2,504.538 shares of the Company’s common stock.

The following table sets forth, as of March 1, 2022, the number of shares of Series B Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series B Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
All Current Directors and Executive Officers as a group (3 individuals)	-	*	%

Major Shareholder(s):

Jason Adelman(3)	200,000	99%

*Less than 1%

(1)	None of the Company’s directors and executive officers hold any shares of the Company’s Series B Convertible Preferred, and they have therefore been omitted from this table. The address of the beneficial owners is as follows: (i) Jason Adelman (JTA Resources LLC. is 40 East 66th St., New York, NY 10065.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares.

(3)	Represents 200,000 shares of Series B Preferred held by JTA Resources LLC.

Beneficial Ownership of the Company’s Series C Convertible Preferred Stock

As of March 1, 2022, there were 385,302 shares of Series C Preferred issued and outstanding, convertible into 4,816,275 shares of the Company’s common stock.

The following table sets forth, as of March 1, 2022, the number of shares of Series C Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series C Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from Related Parties

On January 24, 2019, the Company entered into a note payable with a trust related to Mr. Cadwell in the amount of $60,000. The note is for a one-year period maturing January 24, 2020 and bears interest at an annual rate of 8.0%. This note was converted into shares of common stock in December 2021.

On March 27, 2019 the Company entered into a note payable with a trust related to Mr. Cadwell in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8.0%. This note was repaid in December 2021.

On April 29, 2019, the Company entered into a note payable with a trust related to Mr. Cadwell in the amount of $29,000. The note is for a one-year period maturing April 29, 2020 and bears interest at an annual rate of 8.0%. This note was repaid in December 2021.

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

On July 5, 2019, the Company entered into a note payable with a trust related to Mr. Cadwell in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8.0%. Of this amount, $23,000 was paid in December 2021, and the balance was converted into shares of common stock in December 2021.

On November 25, 2019, the Company entered into a note payable with a trust related to Mr. Cadwell in the amount of $50,000. The note is for a one-year period maturing November 25, 2020 and bears interest at an annual rate of 8.0%. This note was converted into shares of common stock in December 2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2021 and 2020 were $36,000 and $61,500, respectively, all of which was paid to Fruci & Associates II, PLLC.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2021 and 2020 in the amounts of $2,250 and $7,250, respectively. All services performed by the Company’s Registered Public Accounting Firm, Fruci & Associates II, PLLC have been pre-approved by the Company’s Board of Directors.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2021 and 2020 were $3,250 and $2,750, respectively, all of which was paid to Fruci & Associates II, PLLC.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2021 and 2020 There were no fees incurred to Fruci & Associates II, PLLC related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.	Financial Statements. The Vivos Inc. Balance Sheets as of December 31, 2021 and 2020, the Statements of Operations for the years ended December 31, 2021 and 2020, the Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2021 and 2020, and the Statements of Cash Flows for the years ended December 31, 2021 and 2020, together with the notes thereto and the reports of Fruci & Associates II, PLLC as required by Item 8 are included in this 2021 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.4	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.5	Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).
3.6	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series A Convertible Preferred Stock”, consisting of 2,500,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed June 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015).

3.7	Certificate of Amendment to the Certificate of Incorporation increasing the authorized series of “Series A Convertible Preferred Stock” to 5,000,000 shares, filed March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016).
3.8	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series B Convertible Preferred Stock”, consisting of 5,000,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed October 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.3	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.4	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.5	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.6	Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.7	2015 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed May 25, 2016).
10.8	Washington State University Sub-Award Agreement for the period December 15, 2017 through January 31, 2018.(incorporated by reference to Exhibit 10.13 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.9	The Curators of the University of Missouri Sponsored Research Contract for the period November 1, 2017 through October 31, 2018. (incorporated by reference to Exhibit 10.14 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.11	Employment Agreement by and between Vivos Inc. and Michael Korenko, dated June 4, 2019 (incorporated by reference to Exhibit 6.18 to the Company’s Offering Statement on Form 1-A filed on July 29, 2019).
23	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (4)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS INC.

Date: March 7, 2022	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2022	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2022	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 7, 2022	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Secretary and Chairman of the Board

Vivos Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vivos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vivos, Inc. (“the Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Recognition of common stock warrant transactions (Note 6 to the financial statements)

Description of the Critical Audit Matter

The Company’s evaluation of common shares issued in exchange for stock warrants involved complexity and judgement in applying the relevant accounting standards when auditing management’s conclusions on the classification and recognition of warrants on issuance and on exercise.

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

Spokane, Washington

March 7, 2022

VIVOS INC

BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	DECEMBER 31,	DECEMBER 31,
	2021	2020
ASSETS

Current Assets:
Cash	$1,606,123	$903,704
Prepaid expenses	28,175	33,835

Total Current Assets	1,634,298	937,539

TOTAL ASSETS	$1,634,298	$937,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$166,915	$361,880
Related party accounts payable	-	32,110
Accrued interest payable	-	100,954
Payroll liabilities payable	-	66,143
Convertible notes payable, net	-	107,418
Related party promissory note	-	237,000

Total Current Liabilities	166,915	905,505

Total Liabilities	166,915	905,505

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 and 2,171,007 shares issued and outstanding, respectively	2,071	2,171
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,857,358
Series B Convertible Preferred, 5,000,000 shares authorized, 200,363 and 436,653 shares issued and outstanding, respectively	200	436
Additional paid in capital - Series B Convertible preferred stock	290,956	385,235
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 and 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 343,530,678 and 292,278,591 issued and outstanding, respectively	343,531	292,279
Additional paid in capital - common stock	68,573,142	64,551,764
Accumulated deficit	(77,085,867)	(74,558,101)

Total Stockholders’ Equity	1,467,383	32,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,634,298	$937,539

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Revenues, net	$14,887	$7,000
Cost of Goods Sold	(12,000)	(5,608)

Gross profit	2,887	1,392

OPERATING EXPENSES
Professional fees (including stock-based compensation of $1,614,000 and $2,176, respectively)	1,838,323	246,118
Payroll expenses	267,477	234,094
Research and development	286,848	84,668
General and administrative expenses	112,037	109,033

Total Operating Expenses	2,504,685	673,913

OPERATING LOSS	(2,501,798)	(672,521)

NON-OPERATING INCOME (EXPENSE)
Interest expense	(25,375)	(287,471)
Other income - SBA	-	3,000
Forgiveness of debt	136,445	-
Loss on debt extinguishment	(137,038)	-

Total Non-Operating Income (Expenses)	(25,968)	(284,471)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,527,766)	(956,992)

Provision for income taxes	-	-

NET LOSS	$(2,527,766)	$(956,992)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic	325,851,906	222,804,039

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional			Additional			Additional
	Series A Preferred		Paid-In Capital -	Series B Preferred		Paid-In Capital -	Series C Preferred		Paid-In Capital -	Common Stock		Additional Paid-In
	Shares	Amount	Series A Preferred	Shares	Amount	Series B Preferred	Shares	Amount	Series C Preferred	Shares	Amount	Capital - Common	Accumulated Deficit	Total

Balance - December 31, 2019	2,552,642	$2,553	$8,870,626	1,113,245	$1,113	$665,195	821,292	$821	$674,457	184,845,821	$184,846	$61,721,809	$(73,601,109)	$(1,479,689)

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	60,617,778	60,618	1,576,062	-	1,636,680
Note conversions/settlements	-	-	-	-	-	-	-	-	-	25,964,594	25,965	675,079	-	701,044
Warrant exercises	-	-	-	-	-	-	-	-	-	8,193,185	8,193	51,807	-	60,000
Redemption of preferred stock in convertible note agreement	-	-	-	(100,000)	(100)	(49,900)	-	-	-	-	-	-	-	(50,000)
Redemption of preferred stock for cash	(381,635)	(382)	(13,268)	-	-	-	-	-	-	-	-	-	-	(13,650)
Conversion of preferred stock into common stock	-	-	-	(576,592)	(577)	(230,060)	(435,990)	(436)	(173,950)	12,657,275	12,657	392,366	-	-
Warrants issued with notes payable (discount)	-	-	-	-	-	-	-	-	-	-	-	28,482	-	28,482
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	26,100	-	26,100
Options and warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	80,059	-	80,059
Share adjustment	-	-	-	-	-	-	-	-	-	(62)	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	(956,992)	(956,992)

Balance - December 31, 2020	2,171,007	2,171	8,857,358	436,653	436	385,235	385,302	385	500,507	292,278,591	292,279	64,551,764	(74,558,101)	32,034

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	22,500,000	22,500	1,777,500	-	1,800,000
Note conversions/settlements	-	-	-	-	-	-	-	-	-	3,576,080	3,576	408,435	-	412,011
Accounts payable	-	-	-	-	-	-	-	-	-	1,305,298	1,305	120,805	-	122,110
Services	-	-	-	-	-	-	-	-	-	77,768	78	3,678	-	3,756
Stock option exercises	(100,000)	(100)	(14,900)	-	-	-	-	-	-	2,125,000	2,125	12,875	-	-
RSUs	-	-	-	-	-	-	-	-	-	12,000,000	12,000	(12,000)	-	-
Warrant exercises	-	-	-	-	-	-	-	-	-	6,714,316	6,714	(6,714)	-	-
Conversion of preferred shares to common shares	-	-	-	(236,290)	(236)	(94,279)	-	-	-	2,953,625	2,954	91,561	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	11,238	-	11,238
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	1,614,000	-	1,614,000
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	(2,527,766)	(2,527,766)

Balance - December 31, 2021	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	343,530,678	$343,531	$68,573,142	$(77,085,867)	$1,467,383

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(2,527,766)	$(956,992)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of convertible debt discount	-	53,527
Amortization of BCF discount	-	6,187
Common stock, stock options and warrants for services	3,756	2,176
RSUs issued for services	1,614,000	-
Loss on conversion of debt	137,038	-
Forgiveness of debt	(136,445)	-
Warrants issued for interest expense	-	77,883
Exchange premium in conversion of notes	-	98,508
Changes in assets and liabilities
Accounts receivable
Prepaid expenses and other assets	5,660	(10,343)
Accounts payable and accrued expenses	31,480	(149,937)
Accounts payable and accrued expenses from related party	-	-
Payroll liabilities	(66,143)	(33,857)
Accrued interest	(25,399)	37,041
Total adjustments	1,563,947	81,185

Net cash used in operating activities	(963,819)	(875,807)

CASH FLOWS FROM FINANCING ACTIVITES
Redemption of preferred stock	-	(63,650)
Payments of convertible debt	(45,000)	-
Payments of related party notes	(100,000)	-
Proceeds from sale of common stock and warrants	-	1,722,780
Proceeds from convertible debt	-	150,000
Proceeds from common stock and warrants	1,811,238	-
Payment of notes payable	-	(50,000)
Net cash provided by financing activities	1,666,238	1,759,130

NET INCREASE IN CASH	702,419	883,323

CASH - BEGINNING OF YEAR	903,704	20,381

CASH - END OF YEAR	$1,606,123	$903,704

CASH PAID DURING THE PERIOD FOR:
Interest expense	$50,773	$13,442

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock into common stock	$94,515	$405,023
Recognition of debt discount at inception of notes payable	$-	$28,482
Conversion of notes payable and accrued interest into common stock	$50,370	$701,044
Conversion of notes payable - related parties and accrued interest into common stock	$185,346	$-
Common stock issued in cashless exercise of warrants	$6,714	$-
Common stock issued in settlement of accounts payable	$90,000	$-
Common stock issued in settlement of accounts payable - related parties	$32,110	$-
Stock options exercised for recission of common and preferred stock	$60,000	$-
RSUs vested into common stock	$12,000	$-

The accompanying notes are an integral part of these financial statements.

Vivos Inc

Notes to Financial Statements

For the Years Ended December 31, 2021 and 2020

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Intellectual Property

Our original license with Battelle National Laboratory is reaching its end of life in 2022. During the past several years, in anticipation of this we have expanded our proprietary knowledge and our trademark and patent protection.

We have expanded our trademark protection from RadioGel to now include IsoPet. We obtained the International Certificate of Registration for ISOPET, which is the first step to file in several countries.

The Company received the Patent Cooperation Treaty (“PCT”) International Search Report on our patent application (No.1811.191). Seven of our claims were immediately ruled as having novelty, inventive step and industrial applicability. This gives us the basis to extend for many years the patent protection for our proprietary Yttrium-90 phosphate particles utilized in Isopet® and Radiogel™. Vivos Inc filed its particle patent in several counties and in parallel is pursuing amendments to increase the number of claims.

In addition to the USA the new patent team filed in Canada, the European Union, Japan, Australia, Brazil, China, India, South Korea, and the Russian Eurasian (Russia, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Tajikistan, and Turkmenistan).

We have just filed a new provisional patent to protect our current and planned developments. It includes a summary of our improved hydrogel formulation and production process, the use of other particles incorporating other isotopes beyond Y-90, and the anti-circumvention techniques we discovered that would make it more difficult for competitors to engineer around our proprietary hydrogel with other hydrogels from our defensive effort we call our “knock-off red team exercise”.

Following the provisional patent, we will file for utility patents on our polymer/hydrogel improvements. These include reducing the polymer production time and increasing the output by a factor of three. We have also further reduced the level of trace contaminants to be well below the FDA guidelines.

We currently are developing a micro-injection system for small tumor therapy. This will provide more precise controls for treating cancerous thyroid lymph nodes. It will also be valuable if the company pursues other future indications for use that will require precise micro-injections, e.g. ocular melanoma, spinal tumors and brain cancers.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered recurring losses and used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations. Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities as well as a series of grants. The Company requires funding of approximately $2.5 million annually to maintain current operating activities.

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

Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities. The Company may require additional funding of approximately $2.5 million annually to maintain current operating activities. Over the next 12 to 48 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials, (2) conduct Phase I, pilot, clinical trials, (3) activate several regional clinics to administer IsoPet® across the county, (4) create an independent production center within the current production site to create a template for future international manufacturing, and (5) initiate regulatory approval processes outside of the United States. The proceeds to be raised from the recent qualified Regulation A+ will be used to continue to fund this development.

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

As of December 31, 2021, the Company has $1,606,123 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2021 and 2020, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

Future minimum royalties for the years ending December 31 are noted below:

Minimum
Royalties per
Calendar Year	Calendar Year

2022	$4,000
Total	$14,000

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

There have been no such capitalized costs in the years ended December 31, 2021 and 2020, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

All revenue recognized in the years ended December 31, 2021 and 2020 relate to consulting income with respect to the IsoPet® therapies.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the years ended December 31, 2021 and 2020, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of December 31, 2021 and 2020, which include the following:

	December 31, 2021	December 31, 2020
Convertible debt	-	2,492
Preferred stock	9,909,570	12,863,195
Restricted stock units	25,262,500	262,500
Common stock options	2,252,809	2,252,809
Common stock warrants	31,862,500	35,362,500
Total potential dilutive securities	69,287,379	50,743,496

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

The Company incurred $286,848 and $84,668 research and development costs for the years ended December 31, 2021 and 2020, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the years ended December 31, 2021 and 2020, the Company incurred no advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of December 31, 2021 and 2020.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the years ended December 31, 2021 and 2020. The Company did not have any deferred tax liability or asset on its balance sheet on December 31, 2021 and 2020.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2021 and 2020, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Interest expense for the years ended December 31, 2021 and 2020 on the related party convertible notes payable amounted to $0 and $298, respectively.

Related Party Notes Payable

As of December 31, 2021 and 2020, the Company had the following related party notes outstanding:

	December 31, 2021	December 31, 2020
January 2019 $60,000 Note, 8% interest, due January 2020	$-	$60,000
March 2019 $48,000 Note, 8% interest, due March 2020	-	48,000
April 2019 $29,000 Note, 8% interest, due April 2020	-	29,000
July 2019 $50,000 Note 8% interest, due July 2020	-	50,000
November 2019 $50,000 Note 8% interest, due November 2020	-	50,000

Total Related Party Notes Payable, Net	$-	$237,000

On January 24, 2019 the Company entered into a note payable with a trust related to one of the Company’s directors in the amount of $60,000. The note is for a one-year period which was to mature January 24, 2020 and bears interest at an annual rate of 8.00%.

On March 27, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $48,000. The note is for a one-year period maturing March 27, 2020 and bears interest at an annual rate of 8%. On April 29, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $29,000. On July 5, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing July 5, 2020 and bears interest at an annual rate of 8%. On November 25, 2019 the Company entered into a note payable with a trust related to one of our directors in the amount of $50,000. The note is for a one-year period maturing November 25, 2020 and bears interest at an annual rate of 8%. Interest expense for these notes for the years ended December 31, 2021 and 2020 was $18,079 and $18,960, respectively. In December 2021, the Company repaid $100,000 of these notes and converted the remaining balance of $137,000 plus accrued interest of $48,346 into 2,316,830 shares of common stock valued at $185,346. No balances remain as of December 31, 2021.

The Company borrowed $15,000 in March 2020 from its CEO and repaid this amount in April 2020.

Related Party Payables

The Company periodically receives advances for operating funds from related parties or has related parties make payments on the Company’s behalf. As a result of these activities the Company had related party payables of $0 and $32,110 as of December 31, 2021 and 2020, respectively. In December 2021, the Company converted the $32,110 into 401,373 shares of common stock.

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

NOTE 3: CONVERTIBLE NOTES PAYABLE

As of December 31, 2021 and 2020, the Company had the following convertible notes outstanding. All prior notes that have been converted into common stock or repaid prior to December 31, 2020 have been excluded from the chart:

	2021	2020
July and August 2012 $1,060,000 Notes convertible into common stock at $4.60 per share, 12% interest, due December 2013 and January 2014	$-	$45,000
November 2020 $50,000 Note convertible into common shares at $0.04, 6% interest, due May 30, 2021	-	50,000
Penalties on notes in default	-	12,418
	$-	$107,418

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

All of the remaining convertible notes were repaid in November 2021 along with the accrued interest.

Interest expense for the years ended December 31, 2021 and 2020 on the convertible notes payable amounted to $7,296 and $21,394, respectively.

As of December 31, 2021, there remains no outstanding balances in the convertible notes payable.

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

The interest expense on these notes for the years ended December 31, 2021 and 2020 amounted to $0 and $8,032.

The Company repaid $50,000 of these notes plus $13,442 in accrued interest in July 2020 and settled the remaining $50,000 into 1,851,852 shares of common stock effective July 14, 2020.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of December 31, 2021 and December 31, 2020, the Company has 343,530,678 and 292,278,591 shares issued and outstanding, respectively.

On March 28, 2019, the Company’s board of directors approved a reverse 1-for-8 stock split, and a decrease in the authorized shares from 2,000,000,000 to 950,000,000. The reverse stock split went effective by FINRA on June 28, 2019.

Preferred Stock

As of December 31, 2021 and 2020, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

In December 2021, 236,290 Series B Convertible Preferred shares were converted into 2,953,625 shares of common stock.

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

In October 2021, the Company issued 2,005,693 shares of common stock in the cashless exercise of 3,500,000 warrants.

In November 2021, the Company issued 77,768 shares of common stock for services valued at $3,756.

In December 2021, the Company issued 401,373 shares of common stock in conversion of accounts payable to a related party in the amount of $32,110; issued 2,316,830 shares of common stock in conversion of related party note payables and accrued interest valued at $185,346; and issued 2,953,625 shares of common stock in conversion of 236,290 Series B Convertible Preferred stock.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share
Balance at December 31, 2019	34,524,580	$0.024-120.00	6.49 years	$277,973	$0.08

Options granted	-	$-	-		$-
Options exercised	(2,500,000)	$-	-		$-
Options expired	(3,139,119)	$-	-		$-

Balance at December 31, 2020	28,885,461	$0.024-120.00	5.57 years	$1,661,429	$0.05

Options granted	-	$-	-		$-
Options exercised	(2,500,000)	$-	-		$-
Options expired/canceled	(24,132,652)	$-	-		$-

Balance at December 31, 2021	2,252,809	$0.024-0.04	7.70 years	$83,992	$0.04

Exercisable at December 31, 2021	2,252,809	$0.024-0.04	7.70 years	$83,992	$0.04

During the year ended December 31, 2021, the Company’s CEO exercised 2,500,000 stock options, and rescinded 24,120,152, stock options. In addition, 12,500 options expired.

During the year ended December 31, 2021 and 2020, the Company recognized $0 and $2,176, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted		Weighted
	Number Of Shares	Exercise Price Per Share	Average Remaining Contractual Life	Aggregate Intrinsic Value	Average Exercise Price Per Share
Balance at December 31, 2019	31,286,847	$0.08-80.00	0.97 years	$-		$0.10

Warrants granted	31,870,000	$0.045 -0.06	-			$-
Warrants exercised	(8,727,500)	$-	-		$
Warrants expired/cancelled	(22,364,972)	$-	-		$

Balance at December 31, 2020	32,064,375	$0.04-80.00	1.65 years	$1,614,567		$0.06

Warrants granted	11,237,500	$0.10	-			$-
Warrants exercised	(10,730,000)	$-	-		$
Warrants expired/cancelled	(709,375)	$-	-		$

Balance at December 31, 2021	31,862,500	$0.04-0.10	1.02 years	$538,875		$0.07

Exercisable at December 31, 2021	31,862,500	$0.04-0.10	1.02 years	$538,875		$0.07

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Expected term	-	2 - 5 years
Expected volatility	-%	109 - 147%
Expected dividend yield	-	-
Risk-free interest rate	-%	0.20 - 0.58%

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

In October 2021, the Company issued 2,005,693 shares of common stock in the cashless exercise of 3,500,000 warrants.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number	Weighted Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2020 and 2019	262,500	$0.59

RSU’s granted	42,700,000	$0.08
RSU’s vested	(17,700,000)	$-
RSU’s forfeited	-	$-

Balance at December 31, 2021	25,262,500	$0.08

During the year ended December 31, 2021 and 2020, the Company recognized $1,614,000 and $0 worth of expense related to the vesting of its RSU’s. As of December 31, 2021, the Company had $2,405,400 worth of expense yet to be recognized for RSU’s not yet vested.

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

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryover	$6,280,000	$6,080,000
Interest expense	-	-
Related party accrual	-	6,400
Capital Loss Carryover	3,400	3,400
Deferred tax liabilities
Depreciation	(-)	(-)
Valuation allowance	(6,283,400)	(6,089,800)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	December 31, 2021	December 31, 2020
Book income (loss)	$(530,800)	$(201,000)
Forgiveness of debt	(28,700)	(600)
Depreciation	(1,100)	(1,100)
Interest expense	-	-
Related party accrual	(6,400)	4,000
Stock for services	339,700	-
Options expense	-	500
Other non-deductible expenses	25,700	5,900
Valuation allowance	201,600	192,300
Income tax expense	$-	$-

At December 31, 2021, the Company had net operating loss carryforwards of approximately $29,919,800.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is located in the state of Washington and Washington state does not require the filing of income taxes. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

NOTE 9: SUBSEQUENT EVENTS

The Company in January 2022 settled $60,961 of accounts payable and recognized forgiveness of debt of $43,961 on these settlements.

