Form 10-Q
period 2022-03-31
VIVOS INC
filed 2022-05-10
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2022

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

As of May 10, 2022, there were 343,906,505 shares of the registrant’s common stock outstanding, 2,071,007 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 200,363 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

VIVOS INC

CONDENSED BALANCE SHEETS

MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	MARCH 31,	DECEMBER 31,
	2022	2021
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$1,221,825	$1,606,123
Accounts receivable	13,000	-
Prepaid expenses	73,048	28,175

Total Current Assets	1,307,873	1,634,298

TOTAL ASSETS	$1,307,873	$1,634,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$85,515	$166,915

Total Current Liabilities	85,515	166,915

Total Liabilities	85,515	166,915

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized,
Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 200,363 shares issued and outstanding, respectively	200	200
Additional paid in capital - Series B Convertible preferred stock	290,956	290,956
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 343,906,505 and 343,530,678 issued and outstanding, respectively	343,907	343,531
Additional paid in capital - common stock	69,027,646	68,573,142
Accumulated deficit	(77,785,772)	(77,085,867)

Total Stockholders’ Equity	1,222,358	1,467,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,307,873	$1,634,298

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	2022	2021

Revenues, net	$13,000	$-
Cost of Goods Sold	(3,000)	-

Gross profit	10,000	-

OPERATING EXPENSES
Professional fees, including stock-based compensation	577,037	78,214
Payroll expenses	70,787	49,341
Research and development	72,569	71,700
General and administrative expenses	37,100	35,835

Total Operating Expenses	757,493	235,090

OPERATING LOSS	(747,493)	(235,090)

NON-OPERATING INCOME (EXPENSE)
Interest expense	-	(6,549)
Forgiveness of debt	47,588	129,745
Loss on debt extinguishment	-	(176,295)

Total Non-Operating Income (Expenses)	47,588	(53,099)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(699,905)	(288,189)

Provision for income taxes	-	-

NET LOSS	$(699,905)	$(288,189)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	343,614,022	300,540,380

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional			Additional			Additional
	Series A Preferred		Paid-In Capital - Series A	Series B Preferred		Paid-In Capital - Series B	Series C Preferred		Paid-In Capital - Series C	Common Stock		Additional Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2020	2,171,007	$2,171	$8,857,358	436,653	$436	$385,235	385,302	$385	$500,507	292,278,591	$292,279	$64,551,764	$(74,558,101)	$32,034

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	22,500,000	22,500	1,777,500	-	1,800,000
Note conversions/settlements	-	-	-	-	-	-	-	-	-	1,259,250	1,259	225,406	-	226,665
Accounts payable	-	-	-	-	-	-	-	-	-	384,445	384	49,616	-	50,000
Warrant exercises	-	-	-	-	-	-	-	-	-	3,870,428	3,870	(3,870)	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	11,238	-	11,238
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(288,189)	(288,189)

Balance - March 31, 2021	2,171,007	$2,171	$8,857,358	436,653	$436	$385,235	385,302	$385	$500,507	320,292,714	$320,292	$66,611,654	$(74,846,290)	$1,831,748

Balance - December 31, 2021	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	343,530,678	$343,531	$68,573,142	$(77,085,867)	$1,467,383

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	76,250	76	4,804	-	4,880
Warrant exercises	-	-	-	-	-	-	-	-	-	299,577	300	(300)	-	-
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	450,000	-	450,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(699,905)	(699,905)

Balance - March 31, 2022	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	343,906,505	$343,907	$69,027,646	$(77,785,772)	$1,222,358

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(699,905)	$(288,189)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	4,880	-
RSUs issued for services	450,000	-
Loss on conversion of debt	-	176,295
Forgiveness of debt	(47,588)	(129,745)
Changes in assets and liabilities
Accounts receivable	(13,000)	-
Prepaid expenses and other assets	(44,873)	26,635
Accounts payable and accrued expenses	(33,812)	24,210
Payroll liabilities	-	(18,852)
Accrued interest	-	6,549
Total adjustments	315,607	85,092

Net cash used in operating activities	(384,298)	(203,097)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock and warrants	-	1,811,238
Net cash provided by financing activities	-	1,811,238

NET (DECREASE) INCREASE IN CASH	(384,298)	1,608,141

CASH - BEGINNING OF PERIOD	1,606,123	903,704

CASH - END OF PERIOD	$1,221,825	$2,511,845

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into common stock	$-	$50,370
Common stock issued in cashless exercise of warrants	$300	$3,870

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2022 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 7, 2022.

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

The Company has been impacted from the effects of COVID-19. The Company’s headquarters are in Northeast Washington however there focus of the animal therapy market has been the Northwestern sector of the United States. The Company continues their marketing to the animal therapy market and attempt to increase the exposure to their product and generate revenue accordingly.

As of March 31, 2022, the Company has $1,221,825 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2022 and December 31, 2021, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

Future minimum royalties for the periods ending March 31 are noted below:

Minimum
Royalties per
Calendar Year	Calendar Year

2023	$4,000
Total	$4,000

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

There have been no such capitalized costs in the three months ended March 31, 2022 and 2021, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

All revenue recognized in the three months ended March 31, 2022 and 2021 relate to consulting income with respect to the IsoPet® therapies.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the three months ended March 31, 2022 and 2021, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of March 31, 2022 and December 31, 2021, which include the following:

	March 31, 2022	December 31, 2021
Preferred stock	9,909,570	9,909,570
Restricted stock units	25,262,500	25,262,500
Common stock options	2,252,809	2,252,809
Common stock warrants	31,037,500	31,862,500
Total potential dilutive securities	68,462,379	69,287,379

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

The Company incurred $72,569 and $71,700 in research and development costs for the three months ended March 31, 2022 and 2021, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the three months ended March 31, 2022 and 2021, the Company incurred no advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of March 31, 2022 and December 31, 2021.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the three months ended March 31, 2022 and 2021. The Company did not have any deferred tax liability or asset on its balance sheets on March 31, 2022 and December 31, 2021.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the three months ended March 31, 2022 and 2021, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Recent Accounting Pronouncements

In August, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not expect this pronouncement to have a material impact on its financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2: RELATED PARTY TRANSACTIONS

Related Party Notes Payable

The $237,000 in related party notes payable that were outstanding during 2020 and 2021 were either repaid or converted in December 2021. There are no outstanding related party notes payable as of March 31, 2022.

Related Party Payables

In December 2021, the Company converted the $32,110 in related party payables into 401,373 shares of common stock. There are no remaining related party payables as of March 31, 2022.

Preferred and Common Shares Issued to Officers and Directors

In June 2021, the Company’s Chief Executive Officer exercised 2,500,000 stock options for a value of $60,000 that was paid through the cancelation of 375,000 common shares and 100,000 Series A Convertible Preferred shares. The Chief Executive Officer in May 2021 rescinded 8,120,152 stock options and in June 2021 rescinded 16,000,000 stock options. In September 2021, the Chief Executive Officer exercised 150,000 warrants in a cashless exercise into 91,304 shares of common stock. In March 2022, the Chief Executive Officer exercised 75,000 warrants in a cashless exercise into 22,266 shares of common stock, and was issued 76,250 shares of common stock valued at $4,880 for services rendered.

NOTE 3: CONVERTIBLE NOTES PAYABLE

As of March 31, 2022 and December 31, 2021, there remains no outstanding balances in the convertible notes payable. All prior convertible notes had been either repaid or converted in 2021.

NOTE 4: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of March 31, 2022 and December 31, 2021, the Company has 343,906,505 and 343,530,678 shares issued and outstanding, respectively.

Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

Common and Preferred Stock Issuances - 2022

In March 2022, the Company issued 299,577 shares of common stock in the cashless exercise of 825,000 warrants, and issued 76,250 shares of common stock to its CEO for services rendered valued at $4,880.

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

NOTE 5: COMMON STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Common Stock Options

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options and warrants, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expense only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share
Balance at December 31, 2020	28,885,461	$0.024-0.04	5.57 years	$1,661,429	$0.05

Options granted	-	$-	-		$-
Options exercised	(2,500,000)	$-	-		$-
Options expired	(24,132,652)	$-	-		$-

Balance at December 31, 2021	2,252,809	$0.024-0.04	7.70 years	$83,992	$0.04

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired/canceled	-	$-	-		$-

Balance at March 31, 2022	2,252,809	$0.024-0.04	7.45 years	$65,144	$0.04

Exercisable at March 31, 2022	2,252,809	$0.024-0.04	7.45 years	$65,144	$0.04

During the year ended December 31, 2021, the Company’s CEO exercised 2,500,000 stock options, and rescinded 24,120,152, stock options. In addition, 12,500 options expired.

During the three months ended March 31, 2022 and 2021, the Company recognized $0 and $0, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted
	Number Of Shares	Exercise Price Per Share	Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	32,064,375	$0.04-80.00	1.65 years	$1,614,567		$0.06

Warrants granted	11,237,500	$0.10	-			$-
Warrants exercised	(10,730,000)	$-	-		$
Warrants expired/cancelled	(709,375)	$-	-		$

Balance at December 31, 2021	31,862,500	$0.04-0.10	1.02 years	$538,875		$0.07

Warrants granted	-	$-	-			$-
Warrants exercised	(825,000)	$-	-		$
Warrants expired/cancelled	(-)	$-	-		$

Balance at March 31, 2022	31,037,500	$0.04-0.10	0.79 years	$137,760		$0.07

Exercisable at March 31, 2022	31,037,500	$0.04-0.10	0.79 years	$137,760		$0.07

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Expected term	-	2 - 5 years
Expected volatility	-%	109 - 147%
Expected dividend yield	-	-
Risk-free interest rate	-%	0.20 - 0.58%

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

In March 2022 the Company issued 299,577 shares of common stock in the cashless exercise of 825,000 warrants.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number	Weighted Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2020 and 2019	262,500	$0.59

RSU’s granted	42,700,000	$0.08
RSU’s vested	(17,700,000)	$-
RSU’s forfeited	-	$-

Balance at December 31, 2021	25,262,500	$0.08
RSUs vested	(5,000,000)	$-
Balance at March 31, 2022	20,262,500	$0.08

During the three months ended March 31, 2022 and 2021, the Company recognized $450,000 and $0 worth of expense related to the vesting of its RSU’s. As of March 31, 2022, the Company had $1,955,400 worth of expense yet to be recognized for RSU’s not yet vested.

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

On February 3, 2022, 5,000,000 of the RSUs valued at $450,000 to the CEO vested.

NOTE 6: COMMITMENT

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

Intellectual Property

Our original license with Battelle National Laboratory is reaching its end of life in 2023. During the past several years, in anticipation of this we have expanded our proprietary knowledge and our trademark and patent protection.

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

The Company has been impacted from the effects of COVID-19. The Company’s headquarters are in Northeast Washington however there focus of the animal therapy market has been the Northwestern sector of the United States. The Company continues their marketing to the animal therapy market and attempt to increase the exposure to their product and generate revenue accordingly.

As of March 31, 2022, the Company has $1,221,825 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Human Capital

As of March 31, 2022, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth information from our statements of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues	$13,000	$-
Cost of goods sold	(3,000)	-
Gross profit	10,000	-
Operating expenses	(757,493)	(235,090)
Operating loss	(747,493)	(235,090)
Non-operating income (expense)	47,588	(53,099)
Net loss	$(699,905)	$(288,189)

Revenues and Cost of Goods Sold

Revenue was $13,000 and $0 for the three months ended March 31, 2022 and 2021, respectively. All revenue recognized in the three months ended March 31, 2022 and 2021 relate to consulting income with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 and 2021, respectively consists of the following:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Professional fees, including stock-based compensation	$577,037	$78,214
Payroll expenses	70,787	49,341
Research and development	72,569	71,700
General and administrative expenses	37,100	35,835
Total operating expenses	$757,493	$235,090

Operating expenses for the three months ended March 31, 2022 and 2021 was $757,493 and $235,090, respectively. The increase in operating expenses from 2021 to 2022 can be attributed to the increase in professional fees ($78,214 for the three months ended March 31, 2021 versus $577,037 for the three months ended March 31, 2022) as the Company’s consultants increased their services as they were ramping up operations and the increases related to the vesting of the RSUs of $454,880; the increase in general and administrative expense ($35,835 for the three months ended March 31, 2021 versus $37,100 for the three months ended March 31, 2022); the increase in research and development ($71,700 for the three months ended March 31, 2021 versus $72,569 for the three months ended March 31, 2022) as the Company ramped up the development of their products to include studies that are required to continue to have their products accepted by the FDA, and an increase in payroll expenses ($49,341 for the three months ended March 31, 2021 versus $70,787 for the three months ended March 31, 2022) related to the CEOs employment contract.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2022 and 2021 consists of the following:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Interest expense	$-	$(6,549)
Forgiveness of debt	47,588	129,745
Loss on debt extinguishment	-	(176,295
Non-operating income (expense)	$47,588	$(53,099)

Non-operating income (expense) for the three months ended March 31, 2022 varied from the three months ended March 31, 2021 primarily due to a decrease in interest expense from $6,549 for the three months ended March 31, 2021 to $0 for the three months ended March 31, 2022 as a result of conversions and repayments of notes payable. In addition, the Company converted a note in January 2021 which resulted in a loss on conversion and recognized a gain on forgiveness of debt on old payables as they satisfied agreements with vendors to pay a portion of the payable with the remaining amount forgiven in both 2021 and 2022.

Net Loss

Our net loss for the three months ended March 31, 2022 and 2021 was $(699,905) and $(288,189), respectively.

Liquidity and Capital Resources

At March 31, 2022, the Company had working capital of $1,222,358, as compared to working capital of $1,467,383 at December 31, 2021. During the three months ended March 31, 2022 and 2021, the Company experienced negative cash flow from operations of $384,298 and $203,097 and realized $0 and $1,811,238 of cash flows from financing activities. As of March 31, 2022, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $203,097 for the three months ended March 31, 2021 to $384,298 for the three months ended March 31, 2022. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, stock based compensation, loss conversion of debt as well as forgiveness of debt as well as the changes in prepaid expenses and accounts payable. Cash provided from financing activities decreased from $1,811,238 for the three months ended March 31, 2021 to $0 for the three months ended March 31, 2022. The decrease in cash provided from financing activities was primarily a result of increase in proceeds from the Regulation A+ where the Company raised $1,811,238 from common stock and warrant issuances in 2021 versus, $0 in 2022.

The Company has generated material operating losses since inception. The Company had a net loss of $699,905 for the three months ended March 31, 2022, and a net loss of $288,189 for the three months ended March 31, 2021. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended March 31, 2022, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2021, filed on March 7, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

In March 2022, the Company issued 299,577 shares of common stock in the cashless exercise of 825,000 warrants, and 76,250 shares of common stock for services rendered to the CEO.

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

Vivos Inc.

Date: May 10, 2022	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

