Form 10-Q
period 2022-06-30
VIVOS INC
filed 2022-07-25
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2022

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

As of July 21, 2022, there were 358,906,415 shares of the registrant’s common stock outstanding, 2,071,007 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 200,363 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

VIVOS INC

CONDENSED BALANCE SHEETS

JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	JUNE 30,	DECEMBER 31,
	2022	2021
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$1,050,706	$1,606,123
Accounts receivable	6,500	-
Prepaid expenses	50,907	28,175

Total Current Assets	1,108,113	1,634,298

TOTAL ASSETS	$1,108,113	$1,634,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$215,093	$166,915

Total Current Liabilities	215,093	166,915

Total Liabilities	215,093	166,915

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 200,363 shares issued and outstanding, respectively	200	200
Additional paid in capital - Series B Convertible preferred stock	290,956	290,956
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 343,906,505 and 343,530,678 issued and outstanding, respectively	343,907	343,531
Additional paid in capital - common stock	69,485,846	68,573,142
Accumulated deficit	(78,573,310)	(77,085,867)

Total Stockholders’ Equity	893,020	1,467,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,108,113	$1,634,298

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2022	2021	2022	2021

Revenues, net	$23,500	$-	$10,500	$-
Cost of Goods Sold	(5,018)	-	(2,018)	-

Gross profit	18,482	-	8,482	-

OPERATING EXPENSES
Professional fees, including stock-based compensation	1,098,507	1,730,445	521,470	1,652,231
Payroll expenses	140,656	137,503	69,869	82,500
Research and development	241,301	160,322	169,732	88,624
General and administrative expenses	73,049	60,505	34,949	30,330

Total Operating Expenses	1,553,513	2,088,775	796,020	1,853,685

OPERATING LOSS	(1,535,031)	(2,088,775)	(787,538)	(1,853,685)

NON-OPERATING INCOME (EXPENSE)
Interest expense	-	(13,051)	-	(6,502)
Forgiveness of debt	47,588	129,745	-	-
Loss on debt extinguishment	-	(176,295)	-	-

Total Non-Operating Income (Expenses)	47,588	(59,601)	-	(6,502)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,487,443)	(2,148,376)	(787,538)	(1,860,187)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,487,443)	$(2,148,376)	$(787,538)	$(1,860,187)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	343,761,071	314,454,422	343,906,505	328,215,562

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

			Additional			Additional			Additional
	Series A Preferred		Paid-In Capital - Series A	Series B Preferred		Paid-In Capital - Series B	Series C Preferred		Paid-In Capital - Series C	Common Stock		Additional Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2020	2,171,007	$2,171	$8,857,358	436,653	$436	$385,235	385,302	$385	$500,507	292,278,591	$292,279	$64,551,764	$(74,558,101)	$32,034

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	22,500,000	22,500	1,777,500	-	1,800,000
Note conversions/settlements	-	-	-	-	-	-	-	-	-	1,259,250	1,259	225,406	-	226,665
Accounts payable	-	-	-	-	-	-	-	-	-	384,445	384	49,616	-	50,000
Warrant exercises	-	-	-	-	-	-	-	-	-	3,870,428	3,870	(3,870)	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	11,238	-	11,238
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(288,189)	(288,189)

Balance - March 31, 2021	2,171,007	2,171	8,857,358	436,653	436	385,235	385,302	385	500,507	320,292,714	320,292	66,611,654	(74,846,290)	1,831,748

Stock issued for:
RSUs	-	-	-	-	-	-	-	-	-	12,000,000	12,000	(12,000)	-	-
Stock option exercises	(100,000)	(100)	(14,900)	-	-	-	-	-	-	2,125,000	2,125	12,875	-	-
Accounts payable	-	-	-	-	-	-	-	-	-	519,480	520	39,480	-	40,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	1,614,000	-	1,614,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(1,860,187)	(1,860,187)

Balance - June 30, 2021	2,071,007	$2,071	$8,842,458	436,653	$436	$385,235	385,302	$385	$500,507	334,937,194	$334,937	$68,266,009	$(76,706,477)	$1,625,561

Balance - December 31, 2021	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	343,530,678	$343,531	$68,573,142	$(77,085,867)	$1,467,383

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	76,250	76	4,804	-	4,880
Warrant exercises	-	-	-	-	-	-	-	-	-	299,577	300	(300)	-	-
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	450,000	-	450,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(699,905)	(699,905)

Balance - March 31, 2022	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	343,906,505	343,907	69,027,646	(77,785,772)	1,222,358
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	458,200	-	458,200
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(787,538)	(787,538)

Balance - June 30, 2022	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	343,906,505	$343,907	$69,485,846	$(78,573,310)	$893,020

The accompanying notes are an integral part of these condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(1,487,443)	$(2,148,376)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	4,880	-
RSUs issued for services	908,200	1,614,000
Loss on conversion of debt	-	176,295
Forgiveness of debt	(47,588)	(129,745)
Changes in assets and liabilities
Accounts receivable	(6,500)	-
Prepaid expenses and other assets	(22,732)	(34,288)
Accounts payable and accrued expenses	95,766	24,933
Payroll liabilities	-	(66,143)
Accrued interest	-	13,051
Total adjustments	932,026	1,598,103

Net cash used in operating activities	(555,417)	(550,273)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stcok and warrants	-	1,811,238
Net cash provided by financing activities	-	1,811,238

NET (DECREASE) INCREASE IN CASH	(555,417)	1,260,965

CASH - BEGINNING OF PERIOD	1,606,123	903,704

CASH - END OF PERIOD	$1,050,706	$2,164,669

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into common stock	$-	$50,370
Common stock issued in cashless exercise of warrants	$300	$3,870
RSUs vested into common stock	$-	$12,000
Accounts payable converted into shares of common stock	$-	$90,000
Stock options exercised for recission of common and preferred stock	$-	$60,000

The accompanying notes are an integral part of these condensed financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2022 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 7, 2022.

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

The Company’s lead brachytherapy products, including RadioGel™, incorporate patented technology developed for Battelle Memorial Institute (“Battelle”) at Pacific Northwest National Laboratory, a leading research institute for government and commercial customers. Battelle has granted the Company an exclusive license to patents covering the manufacturing, processing and applications of RadioGel™ (the “Battelle License”). This exclusive license is to terminate upon the expiration of the last patent included in this agreement (December 2022). Other intellectual property protection includes proprietary production processes and trademark protection in 17 countries.

Intellectual Property

Our original license with Battelle National Laboratory is reached its end of life. During the past several years, in anticipation of this we have expanded our proprietary knowledge and our trademark and patent protection.

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

Our patent team filed our particle patent in more than ten patent offices that collectively cover 63 countries throughout the world. We filed a continuation-in-part applications number 1774054 in the USA to expand the claims on our particle patent.

This year we also filed a provisional patent number 63-299,930 giving us broader protection on recent and projected developments on both our hydrogel and our particle components. It includes a summary of our improved hydrogel formulation and production process, the use of other particles incorporating other isotopes beyond Y-90, and the anti-circumvention techniques we discovered that would make it more difficult for competitors to engineer around our proprietary hydrogel with other hydrogels from our defensive effort we call our “knock-off red team exercise”.

Following the provisional patent, we will file for utility patents on our polymer/hydrogel improvements. These include reducing the polymer production time and increasing the output by a factor of three. We have also further reduced the level of trace contaminants to be well below the FDA guidelines.

We are continuously improving our injection system. We completed the development of a syringe shield and vial holder. We are now testing an advanced cooling system to hold the vial and syringes. We are also testing commercially available systems for deep injections, which will be useful in treating lung and pancreatic caners.

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

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020. A second Regulation A+ was qualified by the SEC on September 15, 2021 to raise capital for 50,000,000 shares at a price of $0.10 for a maximum of $5,000,000. The Company amended this and was able to raise $1,200,000 in July 2022 at $0.08 per share (15,000,000 shares) and sold 20,000,000 warrants for $20,000.

The Company’s Regulation A+’s raised approximately $5,200,000 from the sale of shares and is using the proceeds generated as follows:

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

As of June 30, 2022, the Company has $1,050,706 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2022 and December 31, 2021, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the six months ended June 30, 2022 and 2021, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

All revenue recognized in the six months ended June 30, 2022 and 2021 relate to consulting income with respect to the IsoPet® therapies.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the six months ended June 30, 2022 and 2021, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of June 30, 2022 and December 31, 2021, which include the following:

	June 30, 2022	December 31, 2021
Preferred stock	9,909,570	9,909,570
Restricted stock units	25,362,500	25,262,500
Common stock options	2,252,809	2,252,809
Common stock warrants	30,037,500	31,862,500
Total potential dilutive securities	67,562,379	69,287,379

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

The Company incurred $241,301 and $160,322 in research and development costs for the six months ended June 30, 2022 and 2021, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the six months ended June 30, 2022 and 2021, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of June 30, 2022 and December 31, 2021.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the six months ended June 30, 2022 and 2021. The Company did not have any deferred tax liability or asset on its balance sheets on June 30, 2022 and December 31, 2021.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the six months ended June 30, 2022 and 2021, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Recent Accounting Pronouncements

In August, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company has determined that this pronouncement does not have a material impact on its financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2: RELATED PARTY TRANSACTIONS

Related Party Notes Payable

The $237,000 in related party notes payable that were outstanding during 2020 and 2021 were either repaid or converted in December 2021. There are no outstanding related party notes payable as of June 30, 2022.

Related Party Payables

In December 2021, the Company converted the $32,110 in related party payables into 401,373 shares of common stock. There are no remaining related party payables as of June 30, 2022.

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

NOTE 3: CONVERTIBLE NOTES PAYABLE

As of June 30, 2022 and December 31, 2021, there remains no outstanding balances in the convertible notes payable. All prior convertible notes had been either repaid or converted in 2021.

NOTE 4: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of June 30, 2022 and December 31, 2021, the Company has 343,906,505 and 343,530,678 shares issued and outstanding, respectively.

Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

Common and Preferred Stock Issuances - 2022

In March 2022, the Company issued 299,577 shares of common stock in the cashless exercise of 825,000 warrants, and issued 76,250 shares of common stock to its CEO for services rendered valued at $4,880. In June 2022, there was a fractional adjustment recorded for 90 shares.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share
Balance at December 31, 2020	28,885,461	$0.024-0.04	5.57 years	$1,661,429	$0.05

Options granted	-	$-	-		$-
Options exercised	(2,500,000)	$-	-		$-
Options expired	(24,132,652)	$-	-		$-

Balance at December 31, 2021	2,252,809	$0.024-0.04	7.70 years	$83,992	$0.04

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired/canceled	-	$-	-		$-

Balance at June 30, 2022	2,252,809	$0.024-0.04	7.20 years	$79,562	$0.04

Exercisable at June 30, 2022	2,252,809	$0.024-0.04	7.20 years	$79,562	$0.04

During the year ended December 31, 2021, the Company’s CEO exercised 2,500,000 stock options, and rescinded 24,120,152, stock options. In addition, 12,500 options expired.

During the six months ended June 30, 2022 and 2021, the Company recognized $0 and $0, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average Remaining		Weighted Average
	Number Of Shares	Exercise Price Per Share	Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Balance at December 31, 2020	32,064,375	$0.04-80.00	1.65 years	$1,614,567		$0.06

Warrants granted	11,237,500	$0.10	-			$-
Warrants exercised	(10,730,000)	$-	-		$
Warrants expired/cancelled	(709,375)	$-	-		$

Balance at December 31, 2021	31,862,500	$0.04-0.10	1.02 years	$538,875		$0.07

Warrants granted	-	$-	-			$-
Warrants exercised	(825,000)	$-	-		$
Warrants expired/cancelled	(1,000,000)	$-	-		$

Balance at June 30, 2022	30,037,500	$0.04-0.10	0.56 years	$236,880		$0.07

Exercisable at June 30, 2022	30,037,500	$0.04-0.10	0.56 years	$236,880		$0.07

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Expected term	-	2 - 5 years
Expected volatility	-%	109 - 147%
Expected dividend yield	-	-
Risk-free interest rate	-%	0.20 - 0.58%

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

In March 2022 the Company issued 299,577 shares of common stock in the cashless exercise of 825,000 warrants. In June 2022, 1,000,000 warrants expired.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number	Weighted Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2020 and 2019	262,500	$0.59

RSU’s granted	42,700,000	$0.08
RSU’s vested	(17,700,000)	$-
RSU’s forfeited	-	$-

Balance at December 31, 2021	25,262,500	$0.08
RSUs granted	100,000	$0.082
RSUs vested	(10,100,000)	$-
Balance at June 30, 2022	15,262,500	$0.08

During the six months ended June 30, 2022 and 2021, the Company recognized $908,200 and $1,614,000 worth of expense related to the vesting of its RSU’s. As of June 30, 2022, the Company had $1,505,400 worth of expense yet to be recognized for RSU’s not yet vested.

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

On February 3, 2022, 5,000,000 of the RSUs valued at $450,000 to the CEO vested.

On May 3, 2022, 5,000,000 of the RSUs valued at $450,000 to the CEO vested.

On June 1, 2022, 100,000 RSUs were granted to a consultant valued at $8,200 that were vested immediately.

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

NOTE 7: SUBSEQUENT EVENTS

On July 7, 2022, the Company sold 15,000,000 shares under the Regulation A+ at $0.08 for $1,200,000, and 20,000,000 warrants (15,000,000 at $0.08 expiring June 2025 and 5,000,000 at $0.01 expiring December 2022) for $20,000.

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

Intellectual Property

Our original license with Battelle National Laboratory reached its end of life. During the past several years, in anticipation of this we have expanded our proprietary knowledge and our trademark and patent protection.

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

Our patent team filed our particle patent in more than ten patent offices that collectively cover 63 countries throughout the world. We filed a continuation-in-part applications number 1774054 in the USA to expand the claims on our particle patent.

This year we also filed a provisional patent number 63-299,930 giving us broader protection on recent and projected developments on both our hydrogel and our particle components. It includes a summary of our improved hydrogel formulation and production process, the use of other particles incorporating other isotopes beyond Y-90, and the anti-circumvention techniques we discovered that would make it more difficult for competitors to engineer around our proprietary hydrogel with other hydrogels from our defensive effort we call our “knock-off red team exercise”.

Following the provisional patent, we will file for utility patents on our polymer/hydrogel improvements. These include reducing the polymer production time and increasing the output by a factor of three. We have also further reduced the level of trace contaminants to be well below the FDA guidelines.

We are continuously improving our injection system. We completed the development of a syringe shield and vial holder. We are now testing an advanced cooling system to hold the vial and syringes. We are also testing commercially available systems for deep injections, which will be useful in treating lung and pancreatic caners.

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

There have been 92 expressions of interest in IsoPet® therapy from across the United States, but only about 10% of these were treated and they were very advanced cases. The reasons are instructive. Most of the cases were for so advanced that the pet parents found out about IsoPet® on the Internet as a last hope. Several others were internal cancers that could not be reached, for example deep in the throat. Several cases were treatable, but the pets weighed more than 20 pounds and the pet parents were not willing to fly them in the “Safe Cargo” holds. Those patients would have been treated by regional clinics once we implement that strategy. Several cases were mast cell cancers. The Company is confident that those tumors could have been treated, but once killed they release mast cells in a process called granulation. This could cause a shock to the animal’s system. The Company will focus one of our clinical studies on the optimum approach for those therapies.

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

Our objective is to open several regional clinics by the end of 2022 and to participate in a minimum of three conferences to spread the word about IsoPet in the veterinarian community for treating tumors in small animals and horses.

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

In May of 2022 the Company held another Pre-Sub meeting with the FDA. They concurred with our dosimetry techniques and requested one more animal test to confirm that the Y-90 stays at the injection site. We will be proposed a Pre-Sub meeting to discuss this new animal test of VX-2 tumors in rabbits at Johns Hopkins University. In the meantime, the Company is working to complete all the other required pre-clinical testing, such as biocompatibility since they are required for the submittal of the IDE.

In parallel the Company working with the Mayo Clinic’s principal investigators to improve the clinical trial protocol for their Institutional Review Board.

The MAB selected eighteen applications for RadioGel™, each of which meet the criteria described above. This large number confirms the wide applicability of the device and defines the path for future business growth. The Company’s application establishes a single Indication for Use - treatment of cancerous tissue or solid tumors pathologically associated with locoregional papillary thyroid carcinoma and recurrent papillary thyroid carcinoma. We anticipate that this initial application will facilitate each subsequent application for additional Indications for Use, and the testing for many of the subsequent applications could be conducted in parallel, depending on available resources. We are in initial discussions with Mayo Clinic physicians about the potential for RadioGel to treat lung and pancreatic cancers.

Financing and Strategy

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020. A second Regulation A+ was qualified by the SEC on September 15, 2021 to raise capital for 50,000,000 shares at a price of $0.10 for a maximum of $5,000,000. The Company amended this and was able to raise $1,200,000 in July 2022 at $0.08 per share (15,000,0000 shares) and sold 20,000,000 warrants for $20,000.

The Company’s Regulation A+’s raised approximately $5,200,000 from the sale of shares and is using the proceeds generated as follows:

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

As of June 30, 2022, the Company has $1,050,706 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Human Capital

As of June 30, 2022, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth information from our statements of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenues	$23,500	$-
Cost of goods sold	(5,018)	-
Gross profit	18,482	-
Operating expenses	(1,553,513)	(2,088,775)
Operating loss	(1,535,031)	(2,088,775)
Non-operating income (expense)	47,588	(59,601)
Net loss	$(1,487,443)	$(2,148,376)

Revenues and Cost of Goods Sold

Revenue was $23,500 and $0 for the six months ended June 30, 2022 and 2021, respectively. All revenue recognized in the six months ended June 30, 2022 and 2021 relate to consulting income with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 and 2021, respectively consists of the following:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Professional fees, including stock-based compensation	$1,098,507	$1,730,445
Payroll expenses	140,656	137,503
Research and development	241,301	160,322
General and administrative expenses	73,049	60,505
Total operating expenses	$1,553,513	$2,088,775

Operating expenses for the six months ended June 30, 2022 and 2021 was $1,553,513 and $2,088,775, respectively. The decrease in operating expenses from 2021 to 2022 can be attributed to the decrease in professional fees ($1,730,445 for the six months ended June 30, 2021 versus $1,098,507 for the six months ended June 30, 2022) related to the vesting of the RSUs in 2022 versus 2021; the increase in general and administrative expense ($60,505 for the six months ended June 30, 2021 versus $73,049 for the six months ended June 30, 2022); the increase in research and development ($160,322 for the six months ended June 30, 2021 versus $241,301 for the six months ended June 30, 2022) as the Company ramped up the development of their products to include studies that are required to continue to have their products accepted by the FDA, and an increase in payroll expenses ($137,503 for the six months ended June 30, 2021 versus $140,656 for the six months ended June 30, 2022) related to the CEOs employment contract.

Non-Operating Income (Expense)

Non-operating income (expense) for the six months ended June 30, 2022 and 2021 consists of the following:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Interest expense	$-	$(13,051)
Forgiveness of debt	47,588	129,745
Loss on debt extinguishment	-	(176,295
Non-operating income (expense)	$47,588	$(59,601)

Non-operating income (expense) for the six months ended June 30, 2022 varied from the six months ended June 30, 2021 primarily due to a decrease in interest expense from $13,051 for the six months ended June 30, 2021 to $0 for the six months ended June 30, 2022 as a result of conversions and repayments of notes payable. In addition, the Company converted a note in January 2021 which resulted in a loss on conversion and recognized a gain on forgiveness of debt on old payables as they satisfied agreements with vendors to pay a portion of the payable with the remaining amount forgiven in both 2021 and 2022.

Net Loss

Our net loss for the six months ended June 30, 2022 and 2021 was $(1,487,443) and $(2,148,376), respectively.

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth information from our statements of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Revenues	$10,500	$-
Cost of goods sold	(2,018)	-
Gross profit	8,482	-
Operating expenses	(796,020)	(1,853,685)
Operating loss	(787,538)	(1,853,685)
Non-operating income (expense)	-	(6,502)
Net loss	$(787,538)	$(1,860,187)

Revenues and Cost of Goods Sold

Revenue was $10,500 and $0 for the three months ended June 30, 2022 and 2021, respectively. All revenue recognized in the three months ended June 30, 2022 and 2021 relate to consulting income with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 and 2021, respectively consists of the following:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Professional fees, including stock-based compensation	$521,470	$1,652,231
Payroll expenses	69,869	82,500
Research and development	169,732	88,624
General and administrative expenses	34,949	30,330
Total operating expenses	$796,020	$1,853,685

Operating expenses for the three months ended June 30, 2022 and 2021 was $796,020 and $1,853,685, respectively. The decrease in operating expenses from 2021 to 2022 can be attributed to the decrease in professional fees ($1,652,231 for the three months ended June 30, 2021 versus $521,470 for the three months ended June 30, 2022) related to the vesting of the RSUs in 2022 versus 2021; the increase in general and administrative expense ($30,330 for the three months ended June 30, 2021 versus $34,949 for the three months ended June 30, 2022); the increase in research and development ($88,624 for the three months ended June 30, 2021 versus $169,732 for the three months ended June 30, 2022) as the Company ramped up the development of their products to include studies that are required to continue to have their products accepted by the FDA, and an decrease in payroll expenses ($82,500 for the three months ended June 30, 2021 versus $69,869 for the three months ended June 30, 2022) related to the CEOs employment contract and bonus in 2021.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended June 30, 2022 and 2021 consists of the following:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Interest expense	$-	$(6,502)
Forgiveness of debt	-	-
Non-operating income (expense)	$-	$(6,502)

Non-operating income (expense) for the three months ended June 30, 2022 varied from the three months ended June 30, 2021 primarily due to a decrease in interest expense from $6,502 for the three months ended June 30, 2021 to $0 for the three months ended June 30, 2022 as a result of conversions and repayments of notes payable. In addition, the Company recognized a gain on forgiveness of debt on old payables as they satisfied agreements with vendors to pay a portion of the payable with the remaining amount forgiven in 2022.

Net Loss

Our net loss for the three months ended June 30, 2022 and 2021 was $(787,538) and $(1,860,187), respectively.

Liquidity and Capital Resources

At June 30, 2022, the Company had working capital of $893,020, as compared to working capital of $1,467,383 at December 31, 2021. During the six months ended June 30, 2022 and 2021, the Company experienced negative cash flow from operations of $555,417 and $550,273 and realized $0 and $1,811,238 of cash flows from financing activities. As of June 30, 2022, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $550,273 for the six months ended June 30, 2021 to $555,417 for the six months ended June 30, 2022. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, stock based compensation, loss conversion of debt as well as forgiveness of debt as well as the changes in prepaid expenses and accounts payable. Cash provided from financing activities decreased from $1,811,238 for the six months ended June 30, 2021 to $0 for the six months ended June 30, 2022. The decrease in cash provided from financing activities was primarily a result of increase in proceeds from the Regulation A+ where the Company raised $1,811,238 from common stock and warrant issuances in 2021 versus, $0 in 2022.

The Company has generated material operating losses since inception. The Company had a net loss of $1,487,443 for the six months ended June 30, 2022, and a net loss of $2,148,376 for the six months ended June 30, 2021. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

In July 2022, the Company raised $1,220,000 through the sale of common stock and warrants through the Regulation A+.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended June 30, 2022, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2021, filed on March 7, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Vivos Inc.

Date: July 22, 2022	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2022	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

