Form 10-K
period 2022-12-31
VIVOS INC
filed 2023-03-01
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of March 1, 2023, there were 362,541,528 shares of the registrant’s common stock outstanding, 2,071,007 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 200,363 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

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

Intellectual Property

Our original license with Battelle National Laboratory reached its end of life in 2022. During the past several years, in anticipation of this we have expanded our proprietary knowledge, our trademark and patent protection.

Our RadioGel trademark protection is in 17 countries. We have expanded our trademark protection from RadioGel to now include IsoPet. We obtained the International Certificate of Registration for ISOPET, which is the first step to file in several countries.

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

We filed a hydrogel utility patent in the USA (16309:17/943,311) and internationally (16389:PCT/US22/4374) based on the last eighteen months of development work to optimize our hydrogel component. These include reducing the polymer production time and increasing the output by a factor of three. We have also further reduced the level of trace contaminants to be well below the FDA guidelines.

We filed a provisional patent (Serial Number 63436562) to protect our innovative improvements in our shipping container, our vial shield, our syringe shield, and our Peltier chiller. Our objectives were to reduce shipping costs, decrease radiation exposure, and enhance sterility. These devices will be preferentially used at Mayo Clinics for human clinical studies at and our IsoPet regional treatment centers.

We anticipate that Precison Radionuclide Therapy will become increasingly important in the future and expand to other isotope and other indications for use. Therefore, we filed an alternate particle utility patent (Serial number 18/152,137). Vivos Inc will focus its near-term effort on the Yttrium-90 therapy, which we believe is the best beta emitter; however, we leveraged our hydrogel utility patent to incorporate other promising isotopes and compounds for a range of future applications. This includes gamma and alpha particle emitters.

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

The testing at the universities and at Vista Veterinary Hospital have demonstrated that IsoPet® is effective on killing cancer tissue near the injections. It is most effective in early cases before the cancer has begun to spread. Later stage cancers are more difficult to treat since the tendrils from the primary cancer site are not well defined and therefore can lead to recurrence.

There have been 115 expressions of interest in IsoPet® therapy from across the United States, but only about 10% of these were treated and they were very advanced cases. The reasons are instructive. Most of the cases were for so advanced that the pet parents found out about IsoPet® on the Internet as a last hope. Several others were internal cancers that could not be reached, for example deep in the throat. Several cases were treatable, but the pets weighed more than 20 pounds and the pet parents were not willing to fly them in the “Safe Cargo” holds. Those patients would have been treated by regional clinics once we implement that strategy. Several cases were mast cell cancers. The Company is confident that those tumors could have been treated, but once killed they release mast cells in a process called granulation. This could cause a shock to the animal’s system. The Company will focus one of our clinical studies on the optimum approach for those therapies.

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

Our objective is to open several regional clinics by the end of 2023 and to participate in a minimum of four conferences to spread the word about IsoPet in the veterinarian community for treating tumors in small animals and horses. We created a Marketing Steering Board to provide advice on obtaining new pet patients.

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

We held another Pre-Sub meeting with the FDA on October 17, 2022 to obtain detailed feedback on the proposed VX-2/Rabbit Animal Test Plan and to submit the Risk Management Report. The RMR analyzed all hypothetical scenarios and concluded that RadioGel is inherently safe.

In parallel the Company is working with the Mayo Clinic’s principal investigators to improve the clinical trial protocol for their Institutional Review Board.

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

We anticipate that this initial application will facilitate each subsequent application for additional s Indications for Use. After the second indication for use we intend to applied for a broad indication for use, which would target to obtain approval to treat all solid tumors.

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

As of December 31, 2022, the Company has $1,706,065 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Pre-Mixing – RTU, Ready to Use

Vivos Inc now pre-mixes the particle solution and the hydrogel and places the RTU IsoPet in standard size vials. This innovation is cost effective and reduces the probability of any accidental spills or biological contamination at the therapy sites. It also simplified the certification training for new regional clinics.

Shipment

The vials are shipped via FedEx or UPS by following the proper protocols.

At the User

The quantities and activities are in the information on the product label.

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

Building on the FDA’s ruling of RadioGel™ as a device, the Company incorporated the FDA suggestions and has invested in the pre-clinical testing required for IDE submittal. This included two years of effort on biocompatibility testing. The last remaining animal test has been designed and has begun the initial scoping phase.

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

During 2021, the Company engaged Akina, Inc. as an alternate supplier of its hydrogel polymer component. We have now expanded to include SciPoly as another alternate polymer supplier.

In the future we will be looking to qualify an alternative particle supplier.

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

Human Capital

As of December 31, 2022, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

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

The Company’s independent registered public accounting firms’ reports on the Company’s financial statements for the years ended December 31, 2022 and 2021 express substantial doubt about the Company’s ability to continue as a going concern. The reports include an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and based on its current operating levels, require additional capital or restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business. It is extremely remote that the Company could obtain any financing on any basis that did not result in considerable dilution for shareholders. Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on its ability to obtain debt or equity financing and may adversely impact its stock price.

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

The Company has generated material operating losses since inception. The Company has had recurring net losses since inception which has resulted in an accumulated deficit of $79,556,028 and $77,085,867 as of December 31, 2022 and 2021, respectively including net losses of $2,470,161 and $2,527,766 for the years ended December 31, 2022 and 2021. Historically, the Company has relied upon investor funds to maintain its operations and develop its business. The Company needs to raise additional capital from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all. If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

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

The Company’s consulting revenues relate to their commercializing of its products or expanding the number of customers purchasing its products and services. The Company had $36,499 and $14,887 in operating revenues, net of discounts for the years ended December 31, 2022 and 2021, respectively as they have commenced sales of IsoPet®.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2022 and 2021, the Company’s internal control over financial reporting was ineffective. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports. Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2022 and 2021. The Company needs to hire additional qualified accounting personnel in order to resolve this material weakness. The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

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

The Company’s average daily volume of shares traded for the years ended December 31, 2022 and 2021 was 496,720 and 2,074,138, respectively. Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

The Company’s outstanding securities, the stock or other securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 362,541,528 shares of common stock outstanding on March 1, 2023. The Company also had outstanding on that date dilutive securities consisting of preferred stock, restricted stock units, options, and warrants (collectively, “Common Stock Equivalents”) that if they had been exercised and converted in full on March 1, 2023, would have resulted in the issuance of up to 64,762,379 additional shares of common stock. The issuance of shares upon the exercise of the Common Stock Equivalents may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding shares of common stock. The issuance of some or all those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders.

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

For the year ended December 31, 2022, the reported low closing price for the Company’s common stock was $0.04 per share, and the reported high closing price was $0.1264 per share. For the year ended December 31, 2021, the reported low closing price for the Company’s common stock was $0.068 per share, and the reported high closing price was $0.2592 per share. There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early-stage companies, particularly early stage medical product companies. Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

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

	High	Low
2022
Quarter ended December 31	$0.0695	$0.04
Quarter ended September 30	$0.0809	$0.0461
Quarter ended June 30	$0.1264	$0.0555
Quarter ended March 31	$0.0855	$0.0405

2021
Quarter ended December 31	$0.122	$0.07
Quarter ended September 30	$0.13	$0.0882
Quarter ended June 30	$0.1227	$0.077
Quarter ended March 31	$0.1179	$0.0853

Holders

As of March 1, 2023, we had 362,541,528 shares of common stock, par value $0.001 per share, issued and outstanding, which were held by approximately 223 shareholders of record. Our transfer agent is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

2015 Omnibus Securities and Incentive Plan

In October 2015, our Board of Directors and stockholders approved the adoption of the 2015 Omnibus Securities and Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes an aggregate number of shares of common stock for issuance to all employees of the Company or any subsidiary of the Company, any non-employee director, consultants and independent contractors of the Company or any subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any subsidiary. The aggregate number of shares that may be issued under the Plan shall not exceed twenty percent (20%) of the issued and outstanding shares of common stock on an as converted primary basis on a rolling basis. For calculation purposes, the As Converted Primary Shares (as defined in the 2015 Plan) shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2015 Plan. As of December 31, 2022, the Converted Primary Shares calculation results in 32,836,047 aggregate shares that may be issued under the 2015 Plan. The 2015 Plan is administered by the Company’s Compensation Committee, who may issue awards in the form of stock options and/or restricted stock awards. Effective December 31, 2022, an aggregate total of 44,462,500 restricted stock units (“RSUs”) under the 2015 Plan were authorized, but as of March 1, 2023, 18,085,000 had been issued.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2022, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2022

During the month of December 2022, the Company issued 2,650,273 shares of common stock in the cashless exercise of 3,333,333 warrants.

Issuances Subsequent to December 31, 2022

Through March 1, 2023, there have been no shares of common or preferred stock issued.

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

Results of Operations

Comparison for the Year Ended December 31, 2022 and December 31, 2021

The following table sets forth information from our statements of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues	$36,499	$14,887
Cost of goods sold	(28,779)	(12,000)
Gross profit	7,720	2,887
Operating expenses	(2,525,469)	(2,504,685)
Operating loss	(2,517,749)	(2,501,798)
Non-operating income (expense)	47,588	(25,968)
Net loss	$(2,470,161)	$(2,527,766)

Revenues and Cost of Goods Sold

Revenue was $36,499 and $14,887 for the year ended December 31, 2022 and 2021, respectively. All revenue recognized in the years ended December 31, 2022 and 2021 relate to consulting income with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the years ended December 31, 2022 and 2021, respectively consists of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Professional fees, including stock-based compensation	$1,755,316	$1,838,323
Payroll expenses	275,240	267,477
Research and development	343,802	286,848
General and administrative expenses	151,111	112,037
Total operating expenses	$2,525,469	$2,504,685

Operating expenses for the years ended December 31, 2022 and 2021 was $2,525,469 and $2,504,685, respectively. The increase in operating expenses from 2021 to 2022 can be attributed to the decrease in professional fees ($1,755,316 for the year ended December 31, 2022 versus $1,838,323 for the year ended December 31, 2021) as the Company utilized more services due to amending their Regulation A+ and the fees incurred for the consultants engaged in 2021 including stock-based compensation; the increase in general and administrative expense ($151,111 for the year ended December 31, 2022 versus $112,037 for the year ended December 31, 2021); the increase in research and development ($343,802 for the year ended December 31, 2022 versus $286,848 for the year ended December 31, 2021) as the Company ramped up the development of their products with the recent raising of capital, and an increase in payroll expenses ($275,240 for the year ended December 31, 2022 versus $267,477 for the year ended December 31, 2021) related to the CEOs employment contract taking effect.

Non-Operating Income (Expense)

Non-operating income (expense) for the years ended December 31, 2022 and 2021, respectively consists of the following:

	Years Ended December 31, 2022	Years Ended December 31, 2021
Interest expense	$-	$(25,375)
Forgiveness of debt	47,588	136,445
Loss on debt extinguishment	-	(137,038)
Non-operating income (expense)	$47,588	$(25,968)

Non-operating income (expense) for the year ended December 31, 2022 varied from the year ended December 31, 2021 primarily due to a decrease in interest expense from $25,375 for the year ended December 31, 2021 to $0 for the year ended December 31, 2022 as a result of conversions and repayments of notes payable. In addition, the Company converted a note in January 2021 which resulted in a loss on conversion and recognized a gain on forgiveness of debt on old payables as they satisfied agreements with vendors to pay a portion of the payable with the remaining amount forgiven in both 2021 and 2022.

Net Loss

Our net loss for the years ended December 31, 2022 and 2021 was $(2,470,161) and $(2,527,766), respectively.

Liquidity and Capital Resources

At December 31, 2022, the Company had working capital of $1,661,044, as compared to working capital of $1,467,383 at December 31, 2021. During the year ended December 31, 2022, the Company experienced negative cash flow from operations of $1,120,058 and realized $1,220,000 of cash flows from financing activities. As of December 31, 2022, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $963,819 for the year ended December 31, 2021 to $1,120,058 for the year ended December 31, 2022. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, loss on conversion of debt and share based compensation offset by forgiveness of debt. Cash provided from financing activities decreased from $1,666,238 for the year ended December 31, 2021 to $1,220,000 for the year ended December 31, 2022. In 2021, the Company raised $1,811,238 from sales of common stock and warrants offset by repayments of convertible notes of $50,000 and related party notes of $100,000. In 2022, the Company raise $1,220,000 from sales of common stock and warrants.

The Company has generated material operating losses since inception. The Company had a net loss of $2,470,161 for the year ended December 31, 2022, and a net loss of $2,527,766 for the year ended December 31, 2021. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2022 and 2021, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2022, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
Michael K. Korenko	76	President, Chief Executive Officer, and Director
Michael Pollack	56	Interim Chief Financial Officer
Carlton M. Cadwell	78	Chairman of the Board and Secretary

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2022 and that such reports were timely.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this report, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s board of directors during 2022 and 2021 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

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

Board of Directors; Attendance at Meetings

The Board held no meetings and acted by unanimous written consent two times during the year ended December 31, 2022. In 2021, we conducted no board of director meetings and acted by unanimous written consent two times. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the year ended December 31, 2022 (collectively, the “Named Executive Officers”):

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Total ($)

Dr. Michael K. Korenko	2022	$230,625	$30,000	$-	$-	$260,625
CEO, President and Director	2021	$225,000	$30,000	$-	$-	$255,000

(1)	Michael Pollack began serving as the Company’s Interim Chief Financial Officer in December 2018 and was paid no compensation directly in 2021 or 2022. Accordingly, he has not been included in this table.

(2)	The amounts in this column represent the grant date fair value of stock option awards, computed in accordance with FASB ASC Topic 718.

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
NONE

Compensation of Directors

During the year ended December 31, 2022, the Company’s non-employee directors were not paid any compensation.

The following table sets forth, for each of the Company’s non-employee directors who served during 2022, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2022:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of the Company’s Common Stock

The following table sets forth, as of March 1, 2023, the number of shares of common stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s common stock, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

As of March 1, 2023, there were 362,541,528 shares of common stock outstanding and up to 64,762,379 shares issuable upon exercise of common stock equivalents, assuming exercise and conversion occurred as of that date, for a total of 427,303,907 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	26,912	* %

Carlton M. Cadwell (3)	15,406,979	3.61%

Michael K. Korenko (4)	24,885,090	5.83%

Michael Pollack	16,000	*

All Current Directors and Executive Officers as a group (3 individuals)	40,334,981	9.44%

*Less than 1%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of the common stock equivalents within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 1, 2023, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of the common stock equivalents, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 1, 2023, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the common stock equivalents. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that under the terms of the Cadwell Trust, Dr. Cadwell does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	Includes 1,136,137 shares issuable upon conversion of Series A Preferred; and 4,816,275 shares issuable upon conversion of Series C Preferred, and 2,316,830 shares of common stock issued to AMIC Gift, LLC, an LLC controlled by Carlton and his wife.

(4)	Includes 15,000,000 shares issuable for vested RSUs.

Beneficial Ownership of the Company’s Series A Convertible Preferred Stock

As of March 1, 2023, there were 2,071,007 shares of Series A Preferred issued and outstanding, convertible into 2,588,758 shares of the Company’s common stock.

The following table sets forth, as of March 1, 2023, the number of shares of Series A Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series A Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

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

Beneficial Ownership of the Company’s Series B Convertible Preferred Stock

As of March 1, 2023, there were 200,363 shares of Series B Preferred issued and outstanding, convertible into 2,504.538 shares of the Company’s common stock.

The following table sets forth, as of March 1, 2023, the number of shares of Series B Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series B Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

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

Beneficial Ownership of the Company’s Series C Convertible Preferred Stock

As of March 1, 2023, there were 385,302 shares of Series C Preferred issued and outstanding, convertible into 4,816,275 shares of the Company’s common stock.

The following table sets forth, as of March 1, 2023, the number of shares of Series C Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series C Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2022 and 2021 were $42,250 and $36,000, respectively, all of which was paid to Fruci & Associates II, PLLC.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2022 and 2021 in the amounts of $0 and $2,250, respectively. All services performed by the Company’s Registered Public Accounting Firm, Fruci & Associates II, PLLC have been pre-approved by the Company’s Board of Directors.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2022 and 2021 were $3,250 and $3,250, respectively, all of which was paid to Fruci & Associates II, PLLC.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2022 and 2021 There were no fees incurred to Fruci & Associates II, PLLC related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.	Financial Statements. The Vivos Inc. Balance Sheets as of December 31, 2022 and 2021, the Statements of Operations for the years ended December 31, 2022 and 2021, the Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021, and the Statements of Cash Flows for the years ended December 31, 2022 and 2021, together with the notes thereto and the reports of Fruci & Associates II, PLLC as required by Item 8 are included in this 2022 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.4	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.5	Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).
3.6	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series A Convertible Preferred Stock”, consisting of 2,500,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed June 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation increasing the authorized series of “Series A Convertible Preferred Stock” to 5,000,000 shares, filed March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016).
3.8	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series B Convertible Preferred Stock”, consisting of 5,000,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed October 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.3	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.4	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.5	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.6	Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.7	2015 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed May 25, 2016).
10.8	Washington State University Sub-Award Agreement for the period December 15, 2017 through January 31, 2018.(incorporated by reference to Exhibit 10.13 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.9	The Curators of the University of Missouri Sponsored Research Contract for the period November 1, 2017 through October 31, 2018. (incorporated by reference to Exhibit 10.14 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.11	Employment Agreement by and between Vivos Inc. and Michael Korenko, dated June 4, 2019 (incorporated by reference to Exhibit 6.18 to the Company’s Offering Statement on Form 1-A filed on July 29, 2019).
23	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (4)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS INC.

Date: March 1, 2023	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 1, 2023	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2023	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 1, 2023	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Secretary and Chairman of the Board

Vivos Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vivos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vivos, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has utilized significant cash in operations, and its cash position is not sufficient to support operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Equity Transactions (Notes 4 and 5 to the financial statements)

Description of the Critical Audit Matter

The Company’s evaluation of common shares issuances, including in exchange for stock warrants involved complexity and judgement in applying the relevant accounting standards when auditing management’s conclusions on the classification and recognition of warrants on issuance and on exercise and equity transactions upon issuance.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s calculation and recording of common share issuances included the following:

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of considerations of the underlying warrants and share issuances during the year, including the classification with respect to the terms and in considering applicable generally accepted accounting standards.
●	We read the applicable agreements and compared the key terms to management’s analysis of the transaction.
●	We read, evaluated, and tested the reasonableness of management’s calculation utilized in the determination of common shares issued, including exchange for stock warrants.
●	We evaluated whether management had appropriately considered new information that could significantly change the measurement or disclosure of common shares issued including exchange for stock warrants, and evaluated the disclosures related to the financial statement impacts of the transactions.
●	We reviewed current and subsequent period accounting records and third-party documentation to identify unrecorded equity transactions.

We have served as the Company’s auditor since 2016. Spokane, Washington
March 1, 2023

VIVOS INC

CONDENSED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	DECEMBER 31,	DECEMBER 31,
	2022	2021

ASSETS

Current Assets:
Cash	$1,706,065	$1,606,123
Accounts receivable	11,000	-
Prepaid expenses	25,671	28,175

Total Current Assets	1,742,736	1,634,298

TOTAL ASSETS	$1,742,736	$1,634,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$81,692	$166,915

Total Current Liabilities	81,692	166,915

Total Liabilities	81,692	166,915

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 200,363 shares issued and outstanding, respectively	200	200
Additional paid in capital - Series B Convertible preferred stock	290,956	290,956
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 362,541,528 and 343,530,678 issued and outstanding, respectively	362,541	343,531
Additional paid in capital - common stock	71,217,954	68,573,142
Accumulated deficit	(79,556,028)	(77,085,867)

Total Stockholders’ Equity	1,661,044	1,467,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,742,736	$1,634,298

VIVOS INC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Revenues, net	$36,499	$14,887
Cost of Goods Sold	(28,779)	(12,000)

Gross profit	7,720	2,887

OPERATING EXPENSES
Professional fees, including stock-based compensation	1,755,316	1,838,323
Payroll expenses	275,240	267,477
Research and development	343,802	286,848
General and administrative expenses	151,111	112,037

Total Operating Expenses	2,525,469	2,504,685

OPERATING LOSS	(2,517,749)	(2,501,798)

NON-OPERATING INCOME (EXPENSE)
Interest expense	-	(25,375)
Forgiveness of debt	-	136,445
Gain (loss) on debt extinguishment	47,588	(137,038)

Total Non-Operating Income (Expenses)	47,588	(25,968)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,470,161)	(2,527,766)

Provision for income taxes	-	-

NET LOSS	$(2,470,161)	$(2,527,766)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	351,425,912	325,851,906

VIVOS INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2020	2,171,007	$2,171	$8,857,358	436,653	$436	$385,235	385,302	$385	$500,507	292,278,591	$292,279	$64,551,764	$(74,558,101)	$32,034

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	22,500,000	22,500	1,777,500	-	1,800,000
Note conversions/settlements	-	-	-	-	-	-	-	-	-	3,576,080	3,576	408,435	-	412,011
Accounts payable	-	-	-	-	-	-	-	-	-	1,305,298	1,305	120,805	-	122,110
Services	-	-	-	-	-	-	-	-	-	77,768	78	3,678	-	3,756
Stock option exercises	(100,000)	(100)	(14,900)	-	-	-	-	-	-	2,125,000	2,125	12,875	-	-
RSUs	-	-	-	-	-	-	-	-	-	12,000,000	12,000	(12,000)	-	-
Warrant exercises	-	-	-	-	-	-	-	-	-	6,714,316	6,714	(6,714)	-	-
Conversion of preferred shares to common shares	-	-	-	(236,290)	(236)	(94,279)	-	-	-	2,953,625	2,954	91,561	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	11,238	-	11,238
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	1,614,000	-	1,614,000
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	(2,527,766)	(2,527,766)

Balance - December 31, 2021	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	$343,530,678	$343,531	$68,573,142	$(77,085,867)	$1,467,383

Balance - December 31, 2021	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	343,530,678	$343,531	$68,573,142	$(77,085,867)	$1,467,383

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	15,000,000	15,000	1,185,000	-	1,200,000
Accounts payable	-	-	-	-	-	-	-	-	-	984,840	984	48,258	-	49,242
Fractional adjustment	-	-	-	-	-	-	-	-	-	(90)	-	-	-	-
Services	-	-	-	-	-	-	-	-	-	76,250	76	4,804	-	4,880
Warrant exercises	-	-	-	-	-	-	-	-	-	2,949,850	2,950	(2,950)	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	20,000	-	20,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	1,389,700	-	1,389,700
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	(2,470,161)	(2,470,161)

Balance - December 31, 2022	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	362,541,528	$362,541	$71,217,954	$(79,556,028)	$1,661,044

The accompanying notes are an integral part of these financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,470,161)	$(2,527,766)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	4,880	3,756
RSUs issued for services	1,389,700	1,614,000
(Gain) loss on conversion of debt	(47,588)	137,038
Forgiveness of debt	-	(136,445)
Changes in assets and liabilities
Accounts receivable	(11,000)	-
Prepaid expenses and other assets	2,504	5,660
Accounts payable and accrued expenses	11,607	31,480
Payroll liabilities	-	(66,143)
Accrued interest	-	(25,399)
Total adjustments	1,350,103	1,563,947

Net cash used in operating activities	(1,120,058)	(963,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of convertible debt	-	(45,000)
Payments of related party notes	-	(100,000)
Proceeds from common stock and warrants	1,220,000	1,811,238
Net cash provided by financing activities	1,220,000	1,666,238

NET INCREASE IN CASH	99,942	702,419

CASH - BEGINNING OF PERIOD	1,606,123	903,704

CASH - END OF PERIOD	$1,706,065	$1,606,123

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$50,773

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of preferred stock for common stock	$-	$94,515
Conversion of notes payable and accrued interest for common and common stock	$-	$185,346
Conversion of notes payable and accrued interest into common stock	$-	$50,370
Common stock issued in cashless exercise of warrants	$2,950	$6,714
RSUs vested into common stock	$-	$12,000
Accounts payable converted into shares of common stock	$49,242	$90,000
Stock options exercised for recission of common and preferred stock	$-	$60,000
Common stock issued in settlement of accounts payable - related parties	$-	$32,110
RSUs vested into common stock	$-	$12,000

Vivos Inc.

Notes to Financial Statements

December 31, 2022 and 2021

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

Intellectual Property

Our original license with Battelle National Laboratory is reached its end of life in 2022. During the past several years, in anticipation of this we have expanded our proprietary knowledge, our trademark and patent protection.

Our RadioGel trademark protection is in 17 countries. We have expanded our trademark protection from RadioGel to now include IsoPet. We obtained the International Certificate of Registration for ISOPET, which is the first step to file in several countries.

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

We filed a hydrogel utility patent in the USA (16309:17/943,311) and internationally (16389:PCT/US22/4374) based on the last eighteen months of development work to optimize our hydrogel component. These include reducing the polymer production time and increasing the output by a factor of three. We have also further reduced the level of trace contaminants to be well below the FDA guidelines.

We filed a provisional patent (Serial Number 63436562) to protect our innovative improvements in our shipping container, our vial shield, our syringe shield, and our Peltier chiller. Our objectives were to reduce shipping costs, decrease radiation exposure, and enhance sterility. These devices will be preferentially used at Mayo Clinics for human clinical studies at and our IsoPet regional treatment centers.

We anticipate that Precison Radionuclide Therapy will become increasingly important in the future and expand to other isotope and other indications for use. Therefore, we filed an alternate particle utility patent (Serial number 18/152,137). Vivos Inc will focus its near-term effort on the Yttrium-90 therapy, which we believe is the best beta emitter; however, we leveraged our hydrogel utility patent to incorporate other promising isotopes and compounds for a range of future applications. This includes gamma and alpha particle emitters.

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

As of December 31, 2022, the Company has $1,706,065 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2022 and 2021, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the years ended December 31, 2022 and 2021, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

All revenue recognized in the years ended December 31, 2022 and 2021 relate to consulting income with respect to the IsoPet® therapies.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the years ended December 31, 2022 and 2021, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of December 31, 2022 and December 31, 2021, which include the following:

	December 31, 2022	December 31, 2021
Preferred stock	9,909,570	9,909,570
Restricted stock units	25,862,500	25,262,500
Common stock options	2,252,809	2,252,809
Common stock warrants	26,737,500	31,862,500
Total potential dilutive securities	64,762,379	69,287,379

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

The Company incurred $343,802 and $286,848 in research and development costs for the years ended December 31, 2022 and 2021, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the years ended December 31, 2022 and 2021, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of December 31, 2022 and 2021.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the years ended December 31, 2022 and 2021. The Company did not have any deferred tax liability or asset on its balance sheets on December 31, 2022 and 2021.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2022 and 2021, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

NOTE 2: RELATED PARTY TRANSACTIONS

Related Party Notes Payable

The $237,000 in related party notes payable that were outstanding during 2021 were either repaid or converted in December 2021. There are no outstanding related party notes payable as of December 31, 2022.

Related Party Payables

In December 2021, the Company converted the $32,110 in related party payables into 401,373 shares of common stock. There are no remaining related party payables as of December 31, 2022.

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

NOTE 3: CONVERTIBLE NOTES PAYABLE

As of December 31, 2022 and 2021, there remains no outstanding balances in the convertible notes payable. All prior convertible notes had been either repaid or converted in 2021.

NOTE 4: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of December 31, 2022 and 2021, the Company has 362,541,528 and 343,530,678 shares issued and outstanding, respectively.

Preferred Stock

As of December 31, 2022 and 2021, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

In December 2022, the Company issued 2,650,273 shares of common stock in the cashless exercise of 3,333,333 warrants.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number	Exercise	Remaining	Aggregate	Exercise
	Of	Price	Contractual	Intrinsic	Price
	Shares	Per Share	Life	Value	Per Share
Balance at December 31, 2020	28,885,461	$0.024-0.04	5.57 years	$1,661,429	$0.05

Options granted	-	$-	-		$-
Options exercised	(2,500,000)	$-	-		$-
Options expired	(24,132,652)	$-	-		$-

Balance at December 31, 2021	2,252,809	$0.024-0.04	7.70 years	$83,992	$0.04

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired/canceled	-	$-	-		$-

Balance at December 31, 2022	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04

Exercisable at December 31, 2022	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04

During the year ended December 31, 2021, the Company’s CEO exercised 2,500,000 stock options, and rescinded 24,120,152, stock options. In addition, 12,500 options expired.

During the years ended December 31, 2022 and 2021, the Company recognized no stock based compensation related to the vesting of its stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Balance at December 31, 2020	32,064,375	$0.04-80.00	1.65 years	$1,614,567		$0.06

Warrants granted	11,237,500	$0.10	-			$-
Warrants exercised	(10,730,000)	$-	-		$
Warrants expired/cancelled	(709,375)	$-	-		$

Balance at December 31, 2021	31,862,500	$0.04-0.10	1.02 years	$538,875		$0.07

Warrants granted	20,000,000	$0.01 – 0.08	2.50			$0.0725
Warrants exercised	(4,158,333)	$-	-		$
Warrants expired/cancelled	(20,966,667)	$-	-		$

Balance at December 31, 2022	26,737,500	$0.08-0.10	1.52 years	$-		$0.09

Exercisable at December 31, 2022	26,737,500	$0.08-0.10	1.52 years	$-		$0.09

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Expected term	.5 – 3 years	2 - 5 years
Expected volatility	66%	109 - 147%
Expected dividend yield	-	-
Risk-free interest rate	3%	0.20 - 0.58%

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

In December 2022, the Company issued 2,650,273 shares of common stock in the cashless exercise of 3,333,333 warrants.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number	Weighted Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2020 and 2019	262,500	$0.59

RSU’s granted	42,700,000	$0.08
RSU’s vested	(17,700,000)	$-
RSU’s forfeited	-	$-

Balance at December 31, 2021	25,262,500	$0.08
RSUs granted	600,000	$0.066
RSUs vested	(15,600,000)	$-
Balance at December 31, 2022	10,262,500	$0.08

During the years ended December 31, 2022 and 2021, the Company recognized $1,389,700 and $1,614,000 worth of expense related to the vesting of its RSU’s. As of December 31, 2022, the Company had $1,055,400 worth of expense yet to be recognized for RSU’s not yet vested.

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

On February 3, 2022, 5,000,000 of the RSUs valued at $450,000 to the CEO vested.

On May 3, 2022, 5,000,000 of the RSUs valued at $450,000 to the CEO vested.

On June 1, 2022, 100,000 RSUs were granted to a consultant valued at $8,200, and on November 1, 2022, 500,000 RSUs were granted to a consultant valued at $31,500, each that were vested immediately.

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

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryover	$6,500,000	$6,280,000
Capital Loss Carryover	3,400	3,400
Valuation allowance	(6,503,400)	(6,283,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2022 and 2021 due to the following:

	December 31, 2022	December 31, 2021
Book income (loss)	$(518,700)	$(530,800)
Forgiveness of debt	-	(28,700)
Depreciation	(1,100)	(1,100)
Related party accrual	-	(6,400)
Stock for services	291,800	339,700
Other non-deductible expenses	10,500	25,700
Valuation allowance	217,500	201,600
Income tax expense	$-	$-

At December 31, 2022, the Company had net operating loss carryforwards of approximately $30,955,700.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is located in the state of Washington and Washington state does not require the filing of income taxes. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

