Form 10-Q
period 2023-09-30
VIVOS INC
filed 2023-11-06
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2023

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

As of November 6, 2023, there were 370,994,857 shares of the registrant’s common stock outstanding, 2,071,007 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 200,363 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

VIVOS INC

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	(UNAUDITED)

ASSETS
Current Assets:
Cash	$1,536,844	$1,706,065
Accounts receivable	8,000	11,000
Prepaid expenses	21,675	25,671

Total Current Assets	1,566,519	1,742,736

TOTAL ASSETS	$1,566,519	$1,742,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$97,369	$81,692
Short-term advance - related party	10,000	-

Total Current Liabilities	107,369	81,692

Total Liabilities	107,369	81,692

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized,Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 200,363 shares issued and outstanding, respectively	200	200
Additional paid in capital - Series B Convertible preferred stock	290,956	290,956
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 370,541,528 and 362,541,528 issued and outstanding, respectively	370,541	362,541
Additional paid in capital - common stock	72,826,594	71,217,954
Accumulated deficit	(81,374,562)	(79,556,028)

Total Stockholders’ Equity	1,459,150	1,661,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,566,519	$1,742,736

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2023	2022	2023	2022

Revenues, net	$19,500	$30,000	$7,000	$6,500
Cost of Goods Sold	(16,536)	(18,053)	-	(13,035)

Gross (loss) profit	2,964	11,947	7,000	(6,535)

OPERATING EXPENSES
Professional fees, including stock-based compensation	1,205,819	1,191,807	512,856	93,300
Payroll expenses	214,083	208,818	69,562	68,163
Research and development	300,586	312,066	80,858	70,765
General and administrative expenses	132,831	111,352	31,357	38,302

Total Operating Expenses	1,853,319	1,824,043	694,633	270,530

OPERATING LOSS	(1,850,355)	(1,812,096)	(687,633)	(277,065)

NON-OPERATING INCOME (EXPENSE)
Interest income	31,821	-	19,943	-
Gain on debt extinguishment	-	47,588	-	-

Total Non-Operating Income (Expenses)	31,821	47,588	19,943	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,818,534)	(1,764,508)	(667,690)	(277,065)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,818,534)	$(1,764,508)	$(667,690)	$(277,065)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding	367,112,957	343,761,071	370,541,528	343,906,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2021	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	343,530,678	$343,531	$68,573,142	$(77,085,867)	$1,467,383

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	76,250	76	4,804	-	4,880
Warrant exercises	-	-	-	-	-	-	-	-	-	299,577	300	(300)	-	-
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	450,000	-	450,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(699,905)	(699,905)

Balance - March 31, 2022	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	343,906,505	343,907	69,027,646	(77,785,772)	1,222,358

RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	458,200	-	458,200
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(787,538)	(787,538)

Balance - June 30, 2022	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	343,906,505	343,907	69,485,846	(78,573,310)	893,020

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	15,000,000	15,000	1,185,000	-	1,200,000
Accounts payable	-	-	-	-	-	-	-	-	-	984,840	984	48,258	-	49,242
Fractional adjustment	-	-	-	-	-	-	-	-	-	(90)	-	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	20,000	-	20,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(277,065)	(277,065)

Balance - September 30, 2022	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	359,891,255	$359,891	$70,739,104	$(78,850,375)	$1,885,197

Balance - December 31, 2022	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	362,541,528	$362,541	$71,217,954	$(79,556,028)	$1,661,044

Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(248,318)	(248,318)

Balance - March 31, 2023	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	362,541,528	362,541	71,217,954	(79,804,346)	1,412,726

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	8,000,000	8,000	632,000	-	640,000
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	10,665	-	10,665
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	515,975	-	515,975
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(902,526)	(902,526)

Balance - June 30, 2023	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	370,541,528	370,541	72,376,594	(80,706,872)	1,676,840

RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	450,000	-	450,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(667,690)	(667,690)

Balance - September 30, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	370,541,528	$370,541	$72,826,594	$(81,374,562)	$1,459,150

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(1,818,534)	$(1,764,508)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	-	4,880
RSUs issued for services	965,975	908,200
(Gain) on conversion of debt	-	(47,588)
Changes in assets and liabilities
Accounts receivable	3,000	(13,000)
Prepaid expenses and other assets	3,996	(17,243)
Accounts payable and accrued expenses	15,677	90,868
Total adjustments	988,648	926,117

Net cash used in operating activities	(829,886)	(838,391)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from short-term advances from related party	10,000	-
Proceeds from common stock and warrants	650,665	1,220,000
Net cash provided by financing activities	660,665	1,220,000

NET (DECREASE) INCREASE IN CASH	(169,221)	381,609

CASH - BEGINNING OF PERIOD	1,706,065	1,606,123

CASH - END OF PERIOD	$1,536,844	$1,987,732

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in cashless exercise of warrants	$-	$300
Accounts payable converted into shares of common stock	$-	$49,242

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine and three months ended September 30, 2023, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2023 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 1, 2023.

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

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020. A second Regulation A+ was qualified by the SEC on September 15, 2021 to raise capital for 50,000,000 shares at a price of $0.10 for a maximum of $5,000,000. The Company amended this and was able to raise $1,200,000 in July 2022 at $0.08 per share (15,000,000 shares) and sold 20,000,000 warrants for $20,000. An amended Regulation A+ was filed in October 2022 to raise the remaining $3,800,000 of the $5,000,000. In April 2023, $640,000 was raised in the issuance of 8,000,000 common shares, 2,665,000 Series A warrants and 8,000,000 Series B warrants along with $10,665 in the sale of the warrants. The Company amended their Reg A+ again in October 2023. There were no changes to the proceeds figures in the latest amendment.

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

As of September 30, 2023, the Company has $1,536,844 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2023 and December 31, 2022, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the nine months ended September 30, 2023 and 2022, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

All revenue recognized in the nine months ended September 30, 2023 and 2022 relate to consulting income with respect to the IsoPet® therapies.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the nine months ended September 30, 2023 and 2022, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of September 30, 2023 and December 31, 2022, which include the following:

	September 30, 2023	December 31, 2022
Preferred stock	9,909,570	9,909,570
Restricted stock units	2,175,000	25,362,500
Common stock options	2,252,809	2,252,809
Common stock warrants	25,665,000	26,737,500
Total potential dilutive securities	40,002,379	64,762,379

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

The Company incurred $300,586 and $312,066 in research and development costs for the nine months ended September 30, 2023 and 2022, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the nine months ended September 30, 2023 and 2022, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of September 30, 2023 and December 31, 2022.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the nine months ended September 30, 2023 and 2022. The Company did not have any deferred tax liability or asset on its balance sheets on September 30, 2023 and December 31, 2022.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the nine months ended September 30, 2023 and 2022, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

In September 2023, the CEO advanced $10,000 to the Company which was repaid October 4, 2023.

NOTE 3: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of September 30, 2023 and December 31, 2022, the Company has 370,541,528 and 362,541,528 shares issued and outstanding, respectively.

Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

Common and Preferred Stock Issuances - 2022

In March 2022, the Company issued 299,577 shares of common stock in the cashless exercise of 825,000 warrants and issued 76,250 shares of common stock to its CEO for services rendered valued at $4,880. In June 2022, there was a fractional adjustment recorded for 90 shares.

On July 7, 2022, the Company sold 15,000,000 shares under the Regulation A+ for cash proceeds of $1,200,000 for the common stock and sold 20,000,000 warrants for $20,000.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Balance at December 31, 2021	2,252,809	$0.024-0.04	7.70 years	$83,992	$0.04

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired/canceled	-	$-	-		$-

Balance at December 31, 2022	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04

Exercisable at December 31, 2022	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04

Balance at December 31, 2022	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired/canceled	-	$-	-		$-

Balance at September 30, 2023	2,252,809	$0.024-0.04	5.95 years	$65,819	$0.04

Exercisable at September 30, 2023	2,252,809	$0.024-0.04	5.95 years	$65,819	$0.04

During the nine months ended September 30, 2023 and 2022, the Company recognized $0 and $0, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Balance at December 31, 2021	31,862,500	$0.04-0.10	1.02 years	$538,875	$0.07

Warrants granted	20,000,000	$0.01 – 0.08	2.50		$0.0725
Warrants exercised	(4,158,333)	$-	-		$
Warrants expired/cancelled	(20,966,667)	$-	-		$

Balance at December 31, 2022	26,737,500	$0.08-0.10	1.52 years	$-	$0.09

Exercisable at December 31, 2022	26,737,500	$0.06-0.10	1.52 years	$-	$0.09

Warrants granted	10,665,000	$0.0775	-	-	$-
Warrants redeemed	(500,000)	$-	-	-	$-
Warrants expired/cancelled	(11,237,500)	$-	-	-	$-

Balance at September 30, 2023	25,665,000	$0.06-0.10	1.91 years	$150,573	$0.079

Exercisable at September 30, 2023	25,665,000	$0.06-0.10	1.91 years	$150,573	$0.079

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022
Expected term	-	.5 – 3 years
Expected volatility	-%	66%
Expected dividend yield	-	-
Risk-free interest rate	-%	3%

In April 2023, the Company sold 10,665,000 warrants in the Regulation A+ for $10,665. In addition during the nine months ended September 30 2023, 11,237,500 warrants expired and 500,000 were redeemed.

In March 2022 the Company issued 299,577 shares of common stock in the cashless exercise of 825,000 warrants. In June 2022, 1,000,000 warrants expired.

On July 7, 2022, the Company sold 15,000,000 shares under the Regulation A+ for $1,200,000 and 20,000,000 warrants for $20,000.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number	Weighted Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2021	25,262,500	$0.08

RSU’s granted	100,000	$0.082
RSU’s vested	(15,100,000)	$-
RSU’s forfeited	-	$-

Balance at December 31, 2022	10,262,500	$0.08
RSUs forfeited	(262,500)
RSUs granted	2,900,000	$0.091
RSUs vested	(10,725,000)	$-
Balance at September 30, 2023	2,175,000	$0.09

During the nine months ended September 30, 2023 and 2022, the Company recognized $965,975 and $908,200 worth of expense related to the vesting of its RSU’s. As of September 30, 2023, the Company had $197,925 worth of expense yet to be recognized for RSU’s not yet vested.

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

The CEO rescinded 1,012,500 of which 750,000 were vested in prior years, of his fully vested RSUs on August 4, 2023.

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

NOTE 6: SUBSEQUENT EVENTS

In September 2023, the CEO advanced $10,000 to the Company which was repaid October 4, 2023.

In October 2023, the Company issued 453,329 shares of common stock in a cashless exercise of 533,000 warrants.

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

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with three different university veterinarian hospitals on IsoPet® testing and therapy. Washington State University treated five cats for feline sarcoma and served to develop the procedures which are incorporated in our label. They concluded that the product was safe and effective in killing cancer cells. Colorado State University demonstrated the CT and PET-CT imaging of IsoPet®. A contract was signed with the University of Missouri to treat canine sarcomas and equine sarcoids starting in November 2017.

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

We anticipate that this initial application will facilitate each subsequent application for additional Indications for Use. After the second indication for use we intend to applied for a broad indication for use, which would target to obtain approval to treat all solid tumors.

Financing and Strategy

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020. A second Regulation A+ was qualified by the SEC on September 15, 2021 to raise capital for 50,000,000 shares at a price of $0.10 for a maximum of $5,000,000. The Company amended this and was able to raise $1,200,000 in July 2022 at $0.08 per share (15,000,0000 shares) and sold 20,000,000 warrants for $20,000. An amended Regulation A+ was filed in October 2022 to raise the remaining $3,800,000 of the $5,000,000. In April 2023, $640,000 was raised in the issuance of 8,000,000 common shares, 2,665,000 Series A warrants and 8,000,000 Series B warrants along with $10,665 in the sale of warrants. The Company amended their Reg A+ again in October 2023. There were no changes to the proceeds figures in the latest amendment.

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

As of September 30, 2023, the Company has $1,536,844 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Human Capital

As of September 30, 2023, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

Results of Operations

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth information from our statements of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenues	$19,500	$30,000
Cost of goods sold	(16,536)	(18,053)
Gross profit	2,964	11,947
Operating expenses	(1,853,319)	(1,824,043)
Operating loss	(1,850,355)	(1,812,096)
Non-operating income (expense)	31,821	47,588
Net loss	$(1,818,534)	$(1,764,508)

Revenues and Cost of Goods Sold

Revenue was $19,500 and $30,000 for the nine months ended September 30, 2023 and 2022, respectively. All revenue recognized in the nine months ended September 30, 2023 and 2022 relate to consulting income with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 and 2022, respectively consists of the following:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Professional fees, including stock-based compensation	$1,205,819	$1,191,807
Payroll expenses	214,083	208,818
Research and development	300,586	312,066
General and administrative expenses	132,831	111,352
Total operating expenses	$1,853,319	$1,824,043

Operating expenses for the nine months ended September 30, 2023 and 2022 was $1,853,319 and $1,824,043, respectively. The increase in operating expenses from 2022 to 2023 can be attributed to the increase in professional fees ($1,191,807 for the nine months ended September 30, 2022 versus $1,205,819 for the nine months ended September 30, 2023) related to the patent and trademark protection the Company undertook in mid 2022; the increase in general and administrative expense ($111,352 for the nine months ended September 30, 2022 versus $132,831 for the nine months ended September 30, 2023); the decrease in research and development ($312,066 for the nine months ended September 30, 2022 versus $300,586 for the nine months ended September 30, 2023) as the Company ramped up the development of their products in 2022 versus 2023 to include studies that are required to continue to have their products accepted by the FDA, and an increase in payroll expenses ($208,818 for the nine months ended September 30, 2022 versus $214,083 for the nine months ended September 30, 2023) related to the CEOs employment contract and bonus.

Non-Operating Income (Expense)

Non-operating income (expense) for the nine months ended September 30, 2023 and 2022 consists of the following:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Gain on debt extinguishment	$-	$47,588
Interest income	31,821	-

Non-operating income (expense)	$31,821	$47,588

Non-operating income (expense) for the nine months ended September 30, 2022 related to the settlement of debt on old payables as they satisfied agreements with vendors to pay a portion of the payable with the remaining amount forgiven, versus 2023 which represents interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the nine months ended September 30, 2023 and 2022 was $(1,818,534) and $(1,764,508), respectively.

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth information from our statements of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Revenues	$7,000	$6,500
Cost of goods sold	-	(13,035)
Gross (loss) profit	7,000	(6,535)
Operating expenses	(694,633)	(270,530)
Operating loss	(687,633)	(277,065)
Non-operating income (expense)	19,943	-
Net loss	$(667,690)	$(277,065)

Revenues and Cost of Goods Sold

Revenue was $7,000 and $6,500 for the three months ended September 30, 2023 and 2022, respectively. All revenue recognized in the three months ended September 30, 2023 and 2022 relate to consulting income with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 and 2022, respectively consists of the following:

	Three months ended September 30, 2023	Three months ended September 30, 2022
Professional fees, including stock-based compensation	$512,856	$93,300
Payroll expenses	69,562	68,163
Research and development	80,858	70,765
General and administrative expenses	31,357	38,302
Total operating expenses	$694,633	$270,530

Operating expenses for the three months ended September 30, 2023 and 2022 was $694,633 and $270,530, respectively. The increase in operating expenses from 2022 to 2023 can be attributed to the increase in professional fees ($93,300 for the three months ended September 30, 2022 versus $512,856 for the three months ended September 30, 2023) related to the stock based compensation related to the RSUs in 2023 versus 2022; the decrease in general and administrative expense ($38,302 for the three months ended September 30, 2022 versus $31,357 for the three months ended September 30, 2023); the increase in research and development ($70,765 for the three months ended September 30, 2022 versus $80,858 for the three months ended September 30, 2023) as the Company continued to ramp up the development of their products in 2023 to include studies that are required to continue to have their products accepted by the FDA, and an increase in payroll expenses ($68,163 for the three months ended September 30, 2022 versus $69,562 for the three months ended September 30, 2023) related to the CEOs employment contract and bonus.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended September 30, 2023 and 2022 consists of the following:

	Three months ended September 30, 2023	Three months ended September 30, 2022
Interest income	$19,943	$-

Non-operating income (expense)	$19,943	$-

Non-operating income (expense) for the three months ended September 30, 2023 related to interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the three months ended September 30, 2023 and 2022 was $(667,690) and $(277,065), respectively.

Liquidity and Capital Resources

At September 30, 2023, the Company had working capital of $1,459,150, as compared to working capital of $1,661,044 at December 31, 2022. During the nine months ended September 30, 2023 and 2022, the Company experienced negative cash flow from operations of $829,886 and $838,391 and had no cash from investing activities. In 2023, the Company raised $650,665 in the sale of common stock and warrants under the Reg A+ as part of their financing activities and in 2022 raised $1,220,000 from the sale of common stock and warrants under the Reg A+. As of September 30, 2023, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $838,391 for the nine months ended September 30, 2022 to $829,886 for the nine months ended September 30, 2023. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, stock based compensation, loss conversion of debt as well as forgiveness of debt as well as the changes in prepaid expenses and accounts payable in 2022 compared to only having net changes from current assets and liabilities and stock based compensation in 2023.

The Company has generated material operating losses since inception. The Company had a net loss of $1,818,534 for the nine months ended September 30, 2023, and a net loss of $1,764,508 for the nine months ended September 30, 2022. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended September 30, 2023, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Vivos Inc.

Date: November 6, 2023	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

