Form 10-K
period 2023-12-31
VIVOS INC
filed 2024-03-18
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incen- tive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

As of March 18, 2024, there were 389,894,033 shares of the registrant’s common stock outstanding, 2,071,007 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 200,363 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

VIVOS INC

Report on Form 10-K

PART I

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Vivos Inc. believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Annual Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products, and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Annual Report, as well as other cautionary language in this Annual Report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

ITEM 1. BUSINESS.

Vivos Inc. is a radiation oncology medical device company engaged in the development of its yttrium-90 (“Y-90”) based brachytherapy device, RadioGel™, for the treatment of non-resectable tumors. A prominent team of radiochemists, scientists, and engineers, collaborating with strategic partners, including national laboratories, universities, and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers, and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

In 2013, the FDA issued the determination that RadioGel™ is a device for human therapy for non-resectable cancers in humans. This should result in a faster path than a drug for final approval.

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

Commencing in July 2019, the Company recognized its first commercial sale of IsoPet®. A veterinarian from Alaska brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400Gy with heavy therapy at the margins. This sale met the revenue recognition requirements under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 as the performance obligation was satisfied. The Company completed sales for an additional four animals that received the IsoPet® during 2019.

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

The Company modified its Indication for Use from skin cancer to cancerous tissue or solid tumors pathologically associated with locoregional papillary thyroid carcinoma and recurrent papillary thyroid carcinoma having discernable tumors associated with metastatic lymph nodes or extranodal disease in patients who are not surgical candidates or who have declined surgery, or patients who require post-surgical remnant ablation (for example, after prior incomplete radioiodine therapy). Papillary thyroid carcinoma belongs to the general class of head and neck tumors for which tumors are accessible by intraoperative direct needle injection. The Company’s Medical Advisory Board felt that demonstrating efficacy in clinical trials was much easier with this new indication.

Intellectual Property

Our original license with Battelle National Laboratory (the “Battelle License”) reached its end of life in 2022. During the past several years, we have expanded our proprietary knowledge, as well as our trademark and patent protection, in anticipation of the Battelle License reaching the end of its term.

Our RadioGel trademark protection is in 17 countries. We have expanded our trademark protection from RadioGel to now include IsoPet. We obtained the International Certificate of Registration for ISOPET, which is the first step to file in several countries.

We filed for trademark protection for the term Precision Radionuclide TherapyTM. We believe this term will be increasingly important.

The Company received the Patent Cooperation Treaty (“PCT”) International Search Report on our patent application (No.1811.191). Seven of our claims were immediately ruled as having novelty, inventive step and industrial applicability. This gives us the basis to extend for many years the patent protection for our proprietary Yttrium-90 phosphate particles utilized in Isopet® and Radiogel™.

Our patent team filed our particle patent in more than ten patent offices that collectively cover 63 countries throughout the world. We filed a continuation-in-part applications number 1774054 in the United States of America (“USA”, or “U.S.”) to expand the claims on our particle patent. The U.S. Patent office recently gave us the Notice of Allowance for our patent to produce our yttrium phosphate microparticles, U.S. Patent Application Serial No: 16-459,466. We also filed an amendment to correct the wording on our claims at make them consistent with the USE claims. Ref: 4207-0005; European Patent Application NO. 20 834 229.5; VIVOS INC; Our Ref: FS/53791.

We filed a hydrogel utility patent in the USA (16309:17/943,311) and internationally (16389:PCT/US22/4374) based on the last 18 months of development work to optimize our hydrogel component. These include reducing the polymer production time and increasing the output by a factor of three. We have also further reduced the level of trace contaminants to be well below the FDA guidelines.

We filed a provisional patent (Serial Number 63436562) to protect our innovative improvements in our shipping container, our vial shield, our syringe shield, and our Peltier chiller. Our objectives were to reduce shipping costs, decrease radiation exposure, and enhance sterility. These devices will be preferentially used at Mayo Clinics for human clinical studies at and our IsoPet regional treatment centers. We filed a utility patent in our fourth quarter of 2023 for this therapy support equipment.

We anticipate that Precision Radionuclide Therapy will become increasingly important in the future and expand to other isotope and other indications for use. Therefore, we filed an alternate particle utility patent (Serial number 18/152,137). The Company will focus its near-term effort on the Yttrium-90 therapy, which we believe is the best beta emitter; however, we leveraged our hydrogel utility patent to incorporate other promising isotopes and compounds for a range of future applications. This includes gamma and alpha particle emitters.

IsoPet Regional Clinics

We currently have four regional therapy clinics:

●	Vista Veterinary Hospital – Kennewick, WA
●	University of Missouri – Columbia, MO
●	Johns Hopkins University – Baltimore, MD
●	New England Equine Practice – Patterson, NY

●	Myhre Equine Clinic
●	Indian Creek Veterinary Hospital
●	Hopkinton Animal Hospital - Weare NH

Vista Veterinary Hospital (“Vista”) was selected as the pilot private clinic to initiate commercial sales of IsoPet®. It is good management practice to implement and learn from a pilot program before spreading to regional clinics across the country. Vista is in the Tri-Cities Washington area which is convenient for interactions with key personnel of the Company.

Vista has done well on two audits by the Washington State Department of Health. The Company is working closely with the Washington State Department of Health to refine and improve the radioactive material license. The Company has added several detailed procedures, which will benefit future regional clinics. In addition, a second veterinarian has completed all the preliminary requirements to become certified. All that remains is to demonstrate proficiency in three therapies.

The testing at the universities and at Vista have demonstrated that IsoPet® is effective on killing cancer tissue near the injections. It is most effective in early cases before the cancer has begun to spread. Later stage cancers are more difficult to treat since the tendrils from the primary cancer site are not well defined and therefore can lead to recurrence.

Vista accepted advanced cancer cases and has gained experience to extend the animal’s lives. The first cat was terminally ill and had previously had external beam, surgery and chemotherapy. The facial tumor was treated with 400 Gray and the biopsy confirmed that the cancer was killed. In about seven months the cancer returned in the throat and could not be treated so the cat had to be put down. Dr. Bauder, the veterinarian pet parent, was still elated about the life extension and is asking us to use him as a reference. The other cases were also very advanced with multiple tumors and they recurred since they had already spread before therapy. One animal, Yukon, had a large tumor on her leg that was recommended for amputation. The tumor size decreased 50% after the first treatment, but then stopped decreasing. For the first time, a second therapy was administered and the tumor has continued to decrease in size. Yukon’s life was extended for more than a year until she finally succumbed to metastatic cancer in another location.

Since IsoPet® has shown to be effective in killing cancer at the site of injection the current focus is in optimizing the techniques to help the pet resorb the necrotic tissue rapidly. In addition, IsoPet® was used to treat a mast cell tumor. When these cancers are destroyed, they release their mast cell. The animal was treated with a steroid to counter this effect, and to date, is doing well.

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

Johns Hopkins University Veterinary Clinical Trials Network (“Johns Hopkins”), is now an Isopet® regional clinic. Additionally, Johns Hopkins will also perform new Isopet® animal studies on various specific cancers. They have the required radioactive material license and have completed their training certification for Isopet®. This important relationship will also help meet our objective of obtaining high quality data on a range of cancers that can be published in leading journals. These publications are the optimal way to increase awareness of Isopet®, and to gain broader acceptance from the veterinarian/oncology community. Johns Hopkins just completed the VX2 Tumor therapy animal study in rabbits and is writing a report on the study. The study further demonstrated the safety of RadioGelTM, generating the activity decay curves that show that the hydrogel remains at the injection site. This study also: (1) demonstrated the validity of the Instructions for Use; (2) the validity of the Injection Guidance Table; and (3) provided a basis for refining the techniques for treating small human cancerous lymph nodes.

Our objectives are to open several more regional clinics over the next three years, and to participate in a minimum of four conferences annually to spread the word about IsoPet® in the veterinarian community for treating tumors in small animals and horses. Our Veterinary Medicine Steering Board provides advice on obtaining new pet patients.

Regulatory History

Human Therapy

RadioGel™ has a long regulatory history with the FDA. Initially, the Company submitted a presubmission (Q130140) to obtain FDA feedback about the proposed product. The FDA requested that the Company file a request for designation with the Office of Combination Products (RFD130051), which led to the determination that RadioGel™ is a device for human therapy for non-resectable cancers, which must be reviewed and ultimately regulated by the Center for Devices and Radiological Health (“CDRH”). The Company then submitted a 510(k) notice for RadioGel™ (K133368), which was found Not Substantially Equivalent due to the lack of a suitable predicate, and RadioGel™ was assigned to the Class III product code NAW (microspheres). Class III products or devices are generally the highest risk devices and are therefore subject to the highest level of regulatory review, control, and oversight. Class III products or devices must typically be approved by FDA before they are marketed. Class II devices represent lower risk products or devices than Class III and require fewer regulatory controls to provide reasonable assurance of the product’s or device’s safety and effectiveness. In contrast, Class I products and devices are deemed to be lower risk than Class I or II, and are therefore subject to the least regulatory controls.

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

In November 2020 the Company submitted a request for a Breakthrough Device Designation. Ultimately, this was denied, but the FDA acknowledged, “The FDA does believe that RadioGel™ meets criterion #2a: Device represents breakthrough technology. Your device does meet this criterion because it is a novel application of a brachytherapy device outside of the liver.” More importantly the process resulted in a rapid review of our existing data and approach. It led to a redirection of our efforts on writing the Investigational Device Exemptions (“IDEs”) and saved the Company much time in the review of that future application.

Based on advice from the FDA the Company has scheduled a Pre-Submission meeting on November 30, 2021 to discuss a draft of an IDE for Early Feasibility Medical Device Clinical Studies, including certain First in Human (“FIH”) Studies. Using this process results in more rapid feedback to prepare the final IDE.

The FDA was very supportive and had suggested this Q-Submission path for rapid turnaround and dialog. The Mayo Clinic physicians did an excellent job presenting the need for Radiogel™ to treat recurrent thyroid cancer and to answer a range of questions from the new FDA review team. The FDA provided many helpful suggestions on a range of subjects from labeling to dosimetry to the Mayo Clinic protocol for clinical testing, and the need for some additional specific testing. They suggested having another Q-Sub Review and conference call dedicated to the details of the dosimetry calculations.

In May of 2022 the Company held another pre-submission meeting with the FDA. They concurred with our dosimetry techniques and requested one more animal test to confirm that the Y-90 stays at the injection site. We will be proposing a pre-submission meeting to discuss this new animal test of VX-2 tumors in rabbits at Johns Hopkins. We have a meeting scheduled with the FDA in October to obtain their feedback on our new animal test plan. In the meantime, the Company is working to complete all the other required pre-clinical testing, such as biocompatibility since they are required for the submittal of the IDE.

We held another pre-submission meeting with the FDA on October 17, 2022 to obtain detailed feedback on the proposed VX-2/Rabbit Animal Test Plan and to submit the Risk Management Report (“RMR”). The RMR analyzed all hypothetical scenarios and concluded that RadioGel is inherently safe.

We participated in pre-submission meetings with the FDA on April 10, 2023, and September 29, 2023, to discuss the preliminary results of the VX2 tumor animal study and to obtain feedback on the genotoxicity protocol.

After providing addition information to the FDA on December 18, 2023, the FDA classified us as a Breakthrough device to our proposed Indication for Use.

In parallel the Company is working with the Mayo Clinic’s principal investigators to improve the clinical trial protocol for their Institutional Review Board.

The MAB selected 18 applications for RadioGel™, each of which meet the criteria described above. This large number confirms the wide applicability of the device and defines the path for future business growth. The Company’s application establishes a single Indication for Use - treatment of cancerous tissue or solid tumors pathologically associated with locoregional papillary thyroid carcinoma and recurrent papillary thyroid carcinoma.

We anticipate that this initial application will facilitate each subsequent application for additional Indications for Use. After the second Indication for Use, we intend to apply for a broad Indication for Use which we would target to obtain approval to treat all solid tumors.

Financing and Strategy

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020. A second Regulation A+ offering was qualified by the SEC on September 15, 2021, pursuant to the Company’s offering statement on Form 1-A (File No. 024-11627) (the “Offering Statement”) to raise capital by selling 50,000,000 shares at a price of $0.10 per share, for a maximum offering of $5,000,000 (the “Regulation A+ Offering”). In July 2022, the Company amended the Offering Statement, which the Company raised $1,200,000 at $0.08 per share (15,000,000 shares) and sold 20,000,000 warrants for $20,000. An amendment to the Offering Statement was filed and qualified in October 2022, to raise the remaining $3,800,000 of the original offering amount of $5,000,000 at a price of $0.08 per share. A further amendment to the Offering Statement was filed and qualified in December 2023, as supplemented, to raise the remaining $3,200,000 at an offering price of $0.064 per share. During 2023, $1,179,245 was raised through the sale of 16,132,000 shares of common stock and 18,797,000 warrants.

The Company’s offerings pursuant to Regulation A+ have raised approximately $6,000,000 from the sale of shares and is using the proceeds generated as follows:

For the animal therapy market:

●	Fund the effort to communicate the benefits of IsoPet® to the veterinary community and the pet parents.
●	Conduct additional clinical studies to generate more data for the veterinary community.
●	Subsidize some IsoPet® therapies, if necessary, to ensure that all viable candidates are treated.
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System.
●	Complete the previously defined pre-clinical testing and additional testing on an animal model closely aligned with our revised indication for use. Report the results to the FDA in a pre-submission meeting.
●	Use the feedback from that meeting to write the IDE, which is required to initiate clinical trials.

Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities. The Company may require additional funding of approximately $2 million annually to maintain current operating activities. Over the next 12 to 24 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials; (2) conduct Phase I, pilot, clinical trials; (3) activate several regional clinics to administer IsoPet® across the county; (4) create an independent production center within the current production site to create a template for future international manufacturing; and (5) initiate regulatory approval processes outside of the United States. The proceeds to be raised from the recent qualified Regulation A+ Offering will be used to continue to fund this development.

The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or from proceeds to be raised from the recently qualified Regulation A+ Offering.

Following receipt of required regulatory approvals and financing, in the U.S., the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

Long-term, the Company intends to consider resuming research efforts with respect to other products and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses. These long-term goals are subject to the Company: (1) receiving adequate funding; (2) receiving regulatory approval for RadioGelTM and other brachytherapy products; and (3) being able to successfully commercialize its brachytherapy products.

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

The Company’s headquarters are in Northeast Washington; however, the focus of the animal therapy market has been the Northwestern sector of the United States. The Company continues our marketing efforts to the animal therapy market, attempting to increase the exposure to our product and generate revenue accordingly.

As of December 31, 2023, the Company has $1,592,287 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price.

Product Features

The Company’s RadioGel™ device has the following product features:

●	Beta particles only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the nearby normal tissues. In medical terms Y-90 beta emitter has a high efficacy rate;

●	Benefitting from the short penetration distance, the patient can go home immediately with no fear of exposure to family members, and there is a greatly reduced radiation risk to the doctor. A simple plastic tube around the syringe, gloves and safety glasses are all that is required. Other gamma emitting products require much more protection;

●	A 2.7-day half-life means that only 5% of the radiation remains after ten days. This is in contrast to the industry-standard gamma irradiation product, which has a half-life of 17 days;

●	The short half-life also means that any medical waste can be stored for thirty days then disposed as normal hospital waste;

●	RadioGel™ can be administered with small diameter needles (27-gauge) so there is minimal damage to the normal tissue. This contrasts with the injection of metal seeds, which does considerable damage; and

●	After about 120 days the gel resorbs by a normal biological cycle, called the Krebs Cycle. The only remaining evidence of the treatment are phosphate particles so small in diameter that it requires a high-resolution microscope to find them. This contrasts with permanent presence of metal seeds.

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

Pre-Mixing – Ready to Use (“RTU”)

The Company now pre-mixes the particle solution and the hydrogel and places the RTU IsoPet® in standard size vials. This innovation is cost effective and reduces the probability of any accidental spills or biological contamination at the therapy sites. It also simplified the certification training for new regional clinics.

Shipment

The vials are shipped inside the specially designed plastic shipping pigs via FedEx or UPS, all following the proper protocols.

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

Building on the FDA’s ruling of RadioGel™ as a device, the Company incorporated the FDA suggestions and has invested in the pre-clinical testing required for IDE submittal. This included two years of effort on biocompatibility testing. The last remaining animal test has been designed, and the Company has begun the initial scoping phase.

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

The Company’s IsoPet® operating division focuses on the veterinary oncology market. Dr. Alice Villalobos, a founding member of the Veterinary Cancer Society and the Chair of our Veterinary Medicine Advisory Board, has been providing guidance to management regarding this market. The Veterinary Medicine Advisory Board gives us recommendations regarding the overall strategy for our animal business sector. Specially, they recommended the university veterinary hospitals for demonstration therapies, the specific cancers to be treated, and have provided business contact information to the private clinics. Dr. Villalobos has retired. Richard Weller DVM, DACVIM, is now the Chairman of the Veterinary Medicine Advisory Board. In addition, John E. Hendrich, PhD, DVM is a new member.

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

The Company currently intends to utilize university veterinary hospitals for therapy development, given that veterinary hospitals offer superior and plentiful veterinarians and students, many animal patients, radioactive material handling licenses, and are respected by private veterinary centers and hospitals.

Competitors

The Company competes in a market characterized by technological innovation, extensive research efforts, and significant competition.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes. Several companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that our products target. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to our products may be in various stages of development. Also, there may be many ongoing studies with currently marketed products and other developmental products, which may yield new data that could adversely impact the use of our products in their current and potential future Indications for Use. The introduction of competitive products could significantly reduce our sales, which, in turn would adversely impact our financial and operating results.

There are a wide variety of cancer treatments approved and marketed in the U.S. and globally. General categories of treatment include surgery, chemotherapy, radiation therapy and immunotherapy. These products have a diverse set of success rates and side effects. The Company’s products, including RadioGel™, fall into the brachytherapy treatment category. There are a number of brachytherapy devices currently marketed in the U.S. and globally. The traditional iodine-125 (“I-125”) and palladium-103 (“Pd-103”) technologies for brachytherapy are well entrenched with powerful market players controlling the market. The industry-standard I-125-based therapy was developed by Oncura, which is a unit of General Electric Company. Additionally, C.R. Bard, a major industry player competes in the I-125 brachytherapy marketplace. These market competitors are also involved in the distribution of Pd-103 based products. Cs-131 brachytherapy products are sold by IsoRay. Several Y-90 therapies have been FDA approved including SIR-Spheres by Sirtex, TheraSphere by Biocompatibles UK and Zevalin by Spectrum Pharmaceuticals.

Raw Materials

The Company currently subcontracts the manufacturing of RadioGelTM at IsoTherapeutics. Eckert and Ziegler is the sole supplier of the Y-90 used by IsoTherapeutics to manufacture the Company’s RadioGel™. The Company obtains supplies, hardware, handling equipment and packaging from several different U.S. suppliers. Eckert and Ziegler previously provided Y-90 to the USA from Germany, but we now receive the material from their Massachusetts operations. We also spent more than a year’s effort to prepare Eckert and Ziegler to become a full provider of the particles and hydrogel, and they currently are positioned to become an alternate supplier should the need arise.

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

Government Regulation

The Company’s present and future intended activities in the development, manufacturing, and sale of cancer therapy products, including RadioGel™, are subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, the Company’s therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by FDA. The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities.

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

The Company intends to apply for a de novo petition with an anticipated expenditure of $10.0 million over the next four years. This expenditure estimate includes anticipated costs associated with in vitro and in vivo pre-clinical testing, our application for an Investigational Device Exemption, Phase I and Phase II clinical trials and our application for a de novo petition.

As a registered medical device manufacturer with the FDA, we are subject to inspection to ensure compliance with FDA’s current Good Manufacturing Practices, or cGMP. These regulations require that we and any of our contract manufacturers design, manufacture, and service products, and maintain documents in a prescribed manner with respect to manufacturing, testing, distribution, storage, design control, and service activities. Modifications or enhancements that could significantly affect the safety or effectiveness of a device or that constitute a major change to the intended use of the device require a new 510(k) premarket notification for any significant product modification.

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

As a medical device manufacturer, we are also subject to laws and regulations administered by governmental entities at the federal, state, and local levels. For example, our facility is licensed as a medical device manufacturing facility in the State of Washington and is subject to periodic state regulatory inspections. Our customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

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

Human Capital

As of December 31, 2023, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

Available Information

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Moreover, the Company maintains a website at http://www.RadioGel.com that contains important information about the Company, including biographies of key management personnel, as well as information about the Company’s business. This information is publicly available and is updated regularly. The content on any website referred to in this Annual Report is not incorporated by reference into this Annual Report, unless (and only to the extent) expressly so stated herein.

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

The Company’s independent registered public accounting firms’ reports on the Company’s financial statements for the years ended December 31, 2023 and 2022 express substantial doubt about the Company’s ability to continue as a going concern. The reports include an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and based on its current operating levels, require additional capital or restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business. It is extremely remote that the Company could obtain any financing on any basis that did not result in considerable dilution for shareholders. Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on our ability to obtain debt or equity financing and may adversely impact our stock price.

A combination of our current financial condition and the FDA’s determinations to date regarding our brachytherapy products raise material concerns about ability to continue as a going concern.

The Company will not be able to continue as a going concern unless the Company obtains financing. Depending upon the amount of financing, if any, the Company can obtain, the Company may not receive adequate funds to continue the approval process for RadioGel™ or other brachytherapy products with the FDA, which would disrupt our business operations or derail our business strategy, and materially and adversely affect our business, financial condition and results of operations.

The Company has generated operating losses since inception, which are expected to continue, and has increasing cash requirements, which it may be unable to satisfy.

The Company has generated material operating losses since inception. The Company has had recurring net losses since inception which has resulted in an accumulated deficit of $82,450,781 and $79,556,028 as of December 31, 2023 and 2022, respectively, including net losses of $2,894,753 and $2,470,161 for the years ended December 31, 2023 and 2022, respectively. Historically, the Company has relied upon investor funds to maintain its operations and develop its business. The Company needs to raise additional capital from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all. If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

The Company requires funding of at least $5 million per year to maintain current operating activities. Over the next 24 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials; (2) conduct Phase I, pilot, and clinical trials; (3) activate several regional clinics to administer IsoPet® across the county; (4) create an independent production center within the current production site to create a template for future international manufacturing; and (5) initiate regulatory approval processes outside of the United States.

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

Recent economic events, the inherent instability in global capital markets, as well as the lack of liquidity in the capital markets, could adversely impact the Company’s ability to obtain financing and its ability to execute its business plan, which would materially and adversely affect our business and operations.

The Company has a limited operating history, which may make it difficult to evaluate its business and prospects.

The Company has a limited operating history upon which one can base an evaluation of its business and prospects. As a company in the development stage, there are substantial risks, uncertainties, expenses, and difficulties to which its business is subject. To address these risks and uncertainties, the Company must do the following:

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

The Company has been working with the FDA to obtain clearance for its brachytherapy Y-90 RadioGelTM device, but no assurances have been received. On December 23, 2014, the Company announced that it submitted a de novo application to the FDA for marketing clearance for its patented Y-90 RadioGelTM device pursuant to Section 513(f)(2) of the U.S. Food, Drug and Cosmetic Act (the “Act”). In June 2015, the FDA notified the Company the de novo application was not granted. In February 2014, the FDA found the same device under Section 510(k) of the Act not substantially equivalent and concluded that the device is classified by statute as a Class III medical device, unless the device is reclassified. The Company is seeking reclassification of the product to Class II. If the Company is successful in seeking reconsideration of the Company’s de novo application, as a regulatory matter, the device could be on an easier and faster path to market in the United States. However, there would still be the requirements to complete the in vitro and in vivo testing, and then some human clinical trials. That testing date is submitted in a de novo pre-market application and if accepted we could then go to market. As a practical matter, the Company would still need to secure funding and commercial arrangements before marketing could commence. If the de novo application is declined and if the Company obtains funding to permit it to continue operations, the Company will explore steps toward seeking approval for the device as a Class III medical device. Generally, the time period and cost of seeking approval as a Class III medical device is materially greater than the time period and cost of seeking approval as a Class II medical device. If the Company seeks approval as a Class III device, human clinical trials will be necessary. Generally, human trials for Class III products are larger, of longer duration and costlier than those for Class II devices.

If human clinical trials are necessary, there will be additional cost and time to reach marketing clearance or approval. Unless the Company obtains sufficient funding, it will be unable to undertake such activities. There can be no assurance that the product will be approved as either a Class II or Class III device by the FDA even if additional data is provided. In August 2017, the Company met again with the FDA in a pre-submission meeting to once again go through the requirements for pre-clinical testing and to answer the previous FDA questions submitted years before. There can be no assurance that the Company will receive FDA approval, or if it does, the timing thereof.

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

The Company’s success is heavily dependent on the continued active participation of certain consultants and collaborating scientists. Certain consultants have no written contracts. Loss of the services of any one or more of its consultants could have a material adverse effect upon the Company’s business, results of operations and financial condition.

If the Company is unable to hire and retain additional qualified personnel, the business and financial condition may suffer.

The Company’s success and achievement of its growth plans depend on its ability to recruit, hire, train and retain highly qualified technical, scientific, regulatory, and managerial employees, consultants and advisors. Competition for qualified personnel among pharmaceutical and biotechnology companies is intense, and an inability to attract and motivate additional highly skilled personnel required for the expansion of the Company’s activities, or the loss of any such persons, could have a material adverse effect on its business, results of operations and financial condition.

The Company’s revenues have historically been derived from sales made to a small number of customers. The Company has discontinued prior operations related to its core business. To succeed, we will need to recommence our operations and achieve sales to a materially larger number of customers.

The Company’s revenues relate to their commercializing of its products and procedures performed. The Company had $19,500 and $36,499 in operating revenues, net of discounts for the years ended December 31, 2023 and 2022, respectively, as we have commenced sales of IsoPet®.

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

The Company currently relies on a single supplier for Y-90 particles, and that supplier is the only supplier in the United States. An inability to procure Y-90 particles will materially harm the Company’s business.

There is only one supplier of Y-90 particles in the United States, requiring us to rely entirely on this supplier to provide the Y-90 particles needed to produce RadioGelTM. If we are unable to obtain a sufficient supply of Y-90 particles, we will not be able to proceed with our development of RadioGelTM and our business would be materially harmed.

The Company currently subcontracts the manufacturing of RadioGelTM to IsoTherapeutics. Eckert and Ziegler is the sole supplier of the Y-90 particles used by IsoTherapeutics and is the only supplier of Y-90 particles in the United States. In the event PerkinElmer is unable to satisfy our supply requirements or stope producing Y-90 particles, we will be unable to continue with development of RadioGel™ and our business would be materially harmed.

The Company will rely heavily on a limited number of suppliers for the foreseeable future.

Some of the products the Company might market, and components thereof, are currently available only from a limited number of suppliers, several of which are international suppliers. Failure to obtain deliveries from these sources would have a material adverse effect on the Company’s ability to operate.

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

Executing the Company’s business strategy may involve pursuing and consummating strategic transactions to acquire complementary businesses or technologies. In pursuing these strategic transactions, even if the Company does not consummate them, or in consummating such transactions and integrating the acquired business or technology, the Company may expend significant financial and management resources and incur other significant costs and expenses. There is no assurance that any strategic transactions will result in additional revenues or other strategic benefits for the Company’s business. The Company may issue shares of the Company’s stock as consideration for acquisitions, joint ventures or other strategic transactions, and the use of stock as purchase consideration could dilute the interests of its current stockholders. In addition, the Company may obtain debt financing in connection with an acquisition. Any such debt financing may involve restrictive covenants relating to capital-raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and pursue business opportunities, including potential acquisitions. In addition, such debt financing may impair the Company’s ability to obtain future additional financing for working capital, capital expenditures, acquisitions, general corporate or other purposes, and a substantial portion of cash flows, if any, from the Company’s operations may be dedicated to interest payments and debt repayment, thereby reducing the funds available to the Company for other purposes.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2023 and 2022, the Company’s internal control over financial reporting was ineffective. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports. Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2023 and 2022. The Company needs to hire additional qualified accounting personnel in order to resolve this material weakness. The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

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

The Company’s average daily volume of shares traded for the years ended December 31, 2023 and 2022 was 512,332 and 496,720, respectively. Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

The Company’s outstanding securities, the stock or other securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 389,894,033 shares of common stock outstanding on March 1, 2024. The Company also had outstanding on that date dilutive securities consisting of preferred stock, restricted stock units, options, and warrants (collectively, “Common Stock Equivalents”) that if they had been exercised and converted in full on March 1, 2024, would have resulted in the issuance of up to 56,746,379 additional shares of common stock. The issuance of shares upon the exercise of the Common Stock Equivalents may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding shares of common stock. The issuance of some or all those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders.

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

For the year ended December 31, 2023, the reported low closing price for the Company’s common stock was $0.0412 per share, and the reported high closing price was $0.1195 per share. For the year ended December 31, 2022, the reported low closing price for the Company’s common stock was $0.04 per share, and the reported high closing price was $0.1264 per share. There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early-stage companies, particularly early stage medical product companies. Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

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

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity policies, standards, processes and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks is through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners, which includes pre-engagement review, use of contractual security provisions, and continued monitoring, as applicable; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; (5) security monitoring to analyze and assess threat activity in real time; and (6) security incident response to investigate, respond to, and mitigate cyber threats. We regularly engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our Board of Directors maintains oversight of risks from cybersecurity threats by meeting with and receiving periodic updates from our Chief Executive Officer, who is assigned oversight of cybersecurity risks. Our Chief Executive Officer is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

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

	High	Low
2023
Quarter ended December 31	$0.085	$0.0412
Quarter ended September 30	$0.08	$0.0481
Quarter ended June 30	$0.1195	$0.0491
Quarter ended March 31	$0.0738	$0.0431

2022
Quarter ended December 31	$0.0695	$0.04
Quarter ended September 30	$0.0809	$0.0461
Quarter ended June 30	$0.1264	$0.0555
Quarter ended March 31	$0.0855	$0.0405

Holders

As of March 18, 2024, we had 389,894,033 shares of common stock, par value $0.001 per share, issued and outstanding, which were held by approximately 223 shareholders of record. Our transfer agent is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

2015 Omnibus Securities and Incentive Plan

In October 2015, our Board of Directors and stockholders approved the adoption of the 2015 Omnibus Securities and Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes a pre-determined number of shares of common stock for issuance to all employees of the Company or any subsidiary of the Company, any non-employee director, consultants and independent contractors of the Company or any subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any subsidiary. The aggregate number of shares that may be issued under the Plan shall not exceed twenty percent (20%) of the issued and outstanding shares of common stock on an as converted primary basis on a rolling basis. For calculation purposes, the As Converted Primary Shares (as defined in the 2015 Plan) shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2015 Plan. As of December 31, 2023, the Converted Primary Shares calculation results in 32,836,047 aggregate shares that may be issued under the 2015 Plan. The 2015 Plan is administered by the Company’s Compensation Committee, who may issue awards in the form of stock options and/or restricted stock awards. Effective December 31, 2023, an aggregate total of 44,462,500 restricted stock units (“RSUs”) under the 2015 Plan were authorized, but as of March 1, 2024, an aggregate total of 24,985,000 RSUs had been issued.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2023, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2023

During the quarter ended December 31, 2023, the Company: (1) completed the sale of 8,132,000 shares of common stock pursuant to its Regulation A+ offering, conducted under the Company’s offering statement on Form 1-A, originally filed with the SEC on September 1, 2021 (File No. 024-11627) (the “Offering Statement”), qualified by the SEC on September 15, 2021, as amended and qualified by the SEC on October 17, 2022, and December 6, 2023 (the “Regulation A+ Offering”); (2) 500,000 shares of common stock issued to settle accounts payable; (3) 4,720,505 shares of common stock issued in cashless exchanges of warrants; and (5) 4,000,000 shares of common stock in vested restricted stock units.

Issuances Subsequent to December 31, 2023

Through March 18, 2024, there have been 2,000,000 shares of common stock issued for cash pursuant to the Regulation A+ Offering.

ITEM 6. [RESERVED]

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

Results of Operations

Comparison for the Year Ended December 31, 2023 and December 31, 2022

The following table sets forth information from our statements of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues	$19,500	$36,499
Cost of goods sold	(25,536)	(28,779)
Gross (loss) profit	(6,036)	7,720
Operating expense	(2,787,110)	(2,525,469)
Operating loss	(2,793,146)	(2,517,749)
Non-operating income (expense)	(101,607)	47,588
Net loss	$(2,894,753)	$(2,470,161)

Revenues and Cost of Goods Sold

Revenue was $19,500 and $36,499 for the years ended December 31, 2023 and 2022, respectively. All revenue recognized in the years ended December 31, 2023 and 2022 relate to the procedures performed with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expense

Operating expense for the years ended December 31, 2023 and 2022, respectively, consisted of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Professional fees, including stock-based compensation	$1,606,923	$1,755,316
Payroll expense	281,716	275,240
Research and development expense	732,698	343,802
General and administrative expense	165,773	151,111
Total operating expense	$2,787,110	$2,525,469

Operating expense for the years ended December 31, 2023 and 2022 was $2,787,110 and $2,525,469, respectively. The increase in operating expense from 2022 to 2023 can be attributed to the decrease in professional fees ($1,606,923 for the year ended December 31, 2023 compared to $1,755,316 for the year ended December 31, 2022) as the Company utilized more services due to amending the offering statement on Form 1-A (File No. 024-11627) (the “Offering Statement”) for the Company’s offering being made pursuant to Regulation A+ (the “Regulation A+ Offering”), and the fees incurred for the consultants engaged in 2022, including: stock-based compensation; the increase in general and administrative expense ($165,773 for the year ended December 31, 2023 compared to $151,111 for the year ended December 31, 2022); the increase in research and development expense ($732,698 for the year ended December 31, 2023 compared to $343.802 for the year ended December 31, 2022) as the Company ramped up the development of their products with the recent raising of capital; and, an increase in payroll expense ($281,716 for the year ended December 31, 2023 compared to $275,240 for the year ended December 31, 2022) related to our Chief Executive Officer’s employment contract taking effect.

Non-Operating Income

Non-operating income for the years ended December 31, 2023 and 2022, respectively, consisted of the following:

	Years Ended December 31, 2023	Years Ended December 31, 2022
Interest income	$49,577	$-
Loss on issuance of shares	(151,184)	-
Forgiveness of debt	-	47,588

Non-operating income	$(101,607)	$47,588

Non-operating income (expense) for the year ended December 31, 2023 varied from the year ended December 31, 2022 due to the forgiveness of debt on old payables as we satisfied agreements with vendors to pay a portion of the payable with the remaining amount forgiven in 2022. In 2023, we recognized a loss on issuance of shares of $151,184 and interest earned on our bank accounts of $49,577.

Net Loss

Our net loss for the years ended December 31, 2023 and 2022 was $(2,894,753) and $(2,470,161), respectively.

Liquidity and Capital Resources

At December 31, 2023, the Company had working capital of $1,365,120, compared to working capital of $1,661,044 at December 31, 2022. During the year ended December 31, 2023, the Company experienced negative cash flows from operations of $1,293,023 and realized $1,179,245 of cash flows from financing activities. As of December 31, 2023, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $1,120,958 for the year ended December 31, 2022, to $1,293,023 for the year ended December 31, 2023. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, loss on conversion of debt and share based compensation offset by forgiveness of debt. Cash provided from financing activities decreased from $1,220,000 for the year ended December 31, 2022 to $1,179,245 for the year ended December 31, 2023. In 2023, the Company raised $1,179,245 from sales of common stock. In 2022, the Company raise $1,220,000 from sales of common stock and warrants.

The Company has generated material operating losses since inception. The Company had a net loss of $2,894,753 for the year ended December 31, 2023, and a net loss of $2,470,161 for the year ended December 31, 2022. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

The Company requires funding of at least $5 million per year to maintain current operating activities. Over the next 24 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials; (2) conduct Phase I, pilot, and clinical trials; (3) activate several regional clinics to administer IsoPet® across the county; (4) create an independent production center within the current production site to create a template for future international manufacturing; and (5) initiate regulatory approval processes outside of the United States.

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

Under the FASB’s Accounting Standards Codification (“ASC”) Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable.

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

Stock-Based Compensation

The Company recognizes compensation costs under FASB ASC Topic 718, Compensation – Stock Compensation, and ASU No. 2018-07 – Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Chief Executive Officer and Interim Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that, because of the disclosed material weaknesses in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2023, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K). .

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
Michael K. Korenko	78	President, Chief Executive Officer, and Director
Michael Pollack	57	Interim Chief Financial Officer
Carlton M. Cadwell	79	Chairman of the Board and Secretary

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

Dr. Korenko was selected as President and CEO of Advanced Medical Isotopes (Vivos Inc) on December 14, 2016. Since then, has been credited with turning around the financial health and reputation of the Company, completing the product development, obtaining the device classification for animal therapy, and for setting the stage to obtaining IDE approval for human therapy.

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

Identification of Significant Consultants

David J. Swanberg, M.S., P.E. Mr. Swanberg has over 30 years’ experience in radiochemical processing, medical isotope production, nuclear waste management, materials science, regulatory affairs, and project management. Mr. Swanberg has worked in diverse organizations ranging from small start-up businesses to corporations with multi-billion-dollar annual revenues. From 2005 to 2008, he served as Executive Vice President of Operations and as a member of the Board of Directors for IsoRay Medical Inc. from 2005 to 2008 managing day-to-day operations, R&D, and New Product Development. Mr. Swanberg was a co-founder of IsoRay and led the initial Cs-131 brachytherapy seed product development, FDA 510(k) submission/clearance, and NRC Sealed Source review and registration. Mr. Swanberg led the radiation dosimetry evaluations to meet American Association of Physicists in Medicine guidelines and is a current member of the AAPM. Mr. Swanberg and participated in several capital financing rounds totaling over $30.0 million. Mr. Swanberg also served as Assistant General Manager of IsoRay LLC from 2000 to 2003, and in additionally in key management roles as IsoRay transitioned from IsoRay LLC to IsoRay Medical, Inc. Mr. Swanberg holds a BA in Chemistry from Bethel University (MN) and an MS in Chemical Engineering from Montana State University. Mr. Swanberg has numerous technical publications and holds several patents.

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

Dr. Albert S. DeNittis MD, MS, FCPP - Medical Advisory Board. Dr. Albert S. DeNittis is currently is the Chief of Radiation Oncology at Lankenau Medical Center and Clinical Professor at Lankenau Institute for Medical Research in Wynnewood, Pennsylvania, and the Director of Radiation Oncology at Brodesseur Cancer Center in New Jersey. He is also the Principal Investigator and in charge of a grant awarded by the NIH for its National Cancer Oncology Research Program (NCORP) at Main Line Health. Dr. DeNittis’ practice experience includes image-guided radiosurgery, stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image guided radiation therapy (IGRT), high-dose rate (HDR) brachytherapy, cranial and extracranial stereotactic radiosurgery, respiratory gating, and Cyberknife.

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

Dr. Beau Toskich, MD, FCPP - Medical Advisory Board. Dr. Toskich is currently Mayo Clinic Senior Associate Consultant, Vascular and Interventional Radiology, Mayo Clinic, Florida Campus, Board Certified Diagnostic Radiology, Vascular and Interventional Radiology, and Nuclear Regulatory Commission Authorized User

Dr. Richard Weller, DVM, DACVIM (Internal Medicine; Oncology) DipMS - Veterinary Medicine Advisory Board Chairman. Prior to his retirement in 2014, Dr. Weller was a Senior Program Manager in the Radiation Biology Group of the Biological Sciences Division at Pacific Northwest National Laboratory (PNNL), where he was involved in the development of RadioGel. A 1973 graduate of Washington State University. Dr. Weller has extensive experience in designing and executing clinical studies, treatment planning, mechanisms of carcinogenesis, radiation biology, targeted delivery systems for chemotherapeutic and radio-therapeutic agents, bio-markers of disease, and comparative oncology; as well as over 30 years of experience developing and using animal models, including the use of spontaneous tumors in companion animals, for bio-medical applications.

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

Dr. John Heindrick, DVM - Veterinary Medicine Advisory Board Member – Dr. Heindrick is a recently retired co-owner of VCA Ventana Animal Hospital in Albuquerque NM. He brings practical experience in veterinary medicine and has accompanied us at our conference booths.

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2023 and that such reports were timely.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this report, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s Board of Directors during 2023 and 2022 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

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

Board of Directors; Attendance at Meetings

The Board held no meetings and acted by unanimous written consent two times during the year ended December 31, 2023. In 2022, we conducted no meetings of the Board of Directors, and the Board of Directors acted by unanimous written consent two times. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the year ended December 31, 2023 (collectively, the “Named Executive Officers”):

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Total ($)

Dr. Michael K. Korenko	2023	$236,391	$30,000	$-	$-	$266,391
CEO, President and Director	2022	$230,625	$30,000	$-	$-	$260,625

(1)	Michael Pollack began serving as the Company’s Interim Chief Financial Officer in December 2018 and was paid no compensation directly in 2022 or 2023. Accordingly, he has not been included in this table.

(2)	The amounts in this column represent the grant date fair value of stock option awards, computed in accordance with FASB ASC Topic 718.

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

On June 4, 2019, the Company entered into an Executive Employment Agreement (“Employment Agreement”) with Dr. Michael K. Korenko, the Company’s Chief Executive Officer. The employment term under the Employment Agreement commenced with an effective date of June 11, 2019 and expires on December 31, 2020, and December 31 of each successive year if the Employment Agreement is extended, unless terminated earlier as set forth in the Employment Agreement. The Company on December 31, 2020 extended this agreement through December 31, 2021 while renegotiating terms of a new Employment Agreement. On May 3, 2021, the Company and the Chief Executive Officer agreed the terms of a new Employment Agreement with an effective date of January 1, 2021 that has a term of three years and expired December 31, 2023. The Company renewed the Employment Agreement for a term of two years expiring December 31, 2025.

Under the terms of the Employment Agreement effective January 1, 2024, the Company shall pay to Dr. Korenko a base compensation of $295,500. In addition, there is a discretionary bonus to be earned in the amount of $10,000 per quarter upon the satisfaction of conditions to be determined by the Board of Directors of the Company. In addition, the Company granted Dr. Korenko 20,000,000 restricted stock units on January 1, 2024 that vest over the two-year period.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth all outstanding equity awards held by the Company’s Named Executive Officers as of the end of last fiscal year.

Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date
NONE

Compensation of Directors

During the year ended December 31, 2023, the Company’s non-employee directors were not paid any compensation.

The following table sets forth, for each of the Company’s non-employee directors who served during 2023, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2023:

Name	Outstanding Stock Awards (#)	Outstanding Stock Options (#)
Carlton M. Cadwell	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of the Company’s Common Stock

The following table sets forth, as of March 18, 2024, the number of shares of common stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s common stock, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

As of March 18, 2024, there were 389,894,033 shares of common stock outstanding and up to 56,746,379 shares issuable upon exercise of common stock equivalents, assuming exercise and conversion occurred as of that date, for a total of 446,640,412 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	26,912	* %

Carlton M. Cadwell (3)	15,406,979	3.45%

Michael K. Korenko (4)	14,885,090	3.33%

Michael Pollack	16,000	*

All Current Directors and Executive Officers as a group (3 individuals)	30,334,981	6.79%

* Less than 1%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of the common stock equivalents within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 1, 2023, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of the common stock equivalents, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 1, 2023, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the common stock equivalents. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that under the terms of the Cadwell Trust, Dr. Cadwell does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	Includes 1,136,137 shares issuable upon conversion of Series A Preferred; and 4,816,275 shares issuable upon conversion of Series C Preferred, and 2,316,830 shares of common stock issued to AMIC Gift, LLC, an LLC controlled by Carlton and his wife.

(4)	Includes 5,000,000 shares issuable for vested RSUs.

Beneficial Ownership of the Company’s Series A Convertible Preferred Stock

As of March 18, 2024, there were 2,071,007 shares of Series A Preferred issued and outstanding, convertible into 2,588,758 shares of the Company’s common stock.

The following table sets forth, as of March 18, 2024, the number of shares of Series A Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series A Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Cadwell Family Irrevocable Trust	148,309	7.16%

Carlton M. Cadwell	908,910	43.89%

All Current Directors and Executive Officers as a group (2 individuals)(3)	1,057,219	51.05%

Major Shareholder(s):

L. Bruce Jolliff	197,979	9.56%

Stoel Rives	133,333	6.44%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336, except that the address of (i) the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336; (ii) L. Bruce Jolliff is 206 N 41st St. Unit 1, Yakima, WA 98901; and (iii) Stoel Rives is One Union Square, 600 University Street, Suite 3600, Seattle, WA 98101.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series A Convertible Preferred beneficially owned by the Cadwell Trust.

(3)	Neither Michael Korenko, the Company’s Chief Executive Officer, nor Michael Pollack, the Company’s Interim Chief Financial Officer, hold any Company Series A Convertible Preferred, and therefore have been omitted from this table.

Beneficial Ownership of the Company’s Series B Convertible Preferred Stock

As of March 18, 2024, there were 200,363 shares of Series B Preferred issued and outstanding, convertible into 2,504.538 shares of the Company’s common stock.

The following table sets forth, as of March 18, 2024, the number of shares of Series B Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series B Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
All Current Directors and Executive Officers as a group (3 individuals)	-	*	%

Major Shareholder(s):

Jason Adelman(3)	200,000	99%

* Less than 1%

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

Beneficial Ownership of the Company’s Series C Convertible Preferred Stock

As of March 18, 2024, there were 385,302 shares of Series C Preferred issued and outstanding, convertible into 4,816,275 shares of the Company’s common stock.

The following table sets forth, as of March 18, 2024, the number of shares of Series C Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series C Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner ~~(1)~~	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Carlton M. Cadwell	385,302	100%
All Current Directors and Executive Officers as a group (3 individuals) (3)	385,302	100%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 719 Jadwin Avenue, Richland, WA 99336.,

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series C Preferred beneficially owned by the Cadwell Trust.

(3)	Neither Michael Korenko, the Company’s Chief Executive Officer, nor Michael Pollack, the Company’s Interim Chief Financial Officer, hold any shares of the Company’s Series C Preferred, and have therefore been omitted from this table.

Changes in Control

The Company does not know of any arrangements, including any pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from Related Parties

There has been no indebtedness from related parties for the years ended December 31, 2023 and 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2023 and 2022 were $40,500 and $51,250, respectively, all of which was paid to Fruci & Associates II, PLLC.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2023 and 2022 in the amounts of $4,500 and $0, respectively. All services performed by the Company’s Registered Public Accounting Firm, Fruci & Associates II, PLLC have been pre-approved by the Company’s Board of Directors.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2023 and 2022 were $3,500 and $3,250, respectively, all of which was paid to Fruci & Associates II, PLLC.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2023 and 2022. There were no fees incurred to Fruci & Associates II, PLLC related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.	Financial Statements. The Vivos Inc. Balance Sheets as of December 31, 2023 and 2022, the Statements of Operations for the years ended December 31, 2023 and 2022, the Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2023 and 2022, and the Statements of Cash Flows for the years ended December 31, 2023 and 2022, together with the notes thereto and the reports of Fruci & Associates II, PLLC as required by Item 8 are included in this 2023 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.4	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.5	Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).
3.6	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series A Convertible Preferred Stock”, consisting of 2,500,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed June 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation increasing the authorized series of “Series A Convertible Preferred Stock” to 5,000,000 shares, filed March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016).
3.8	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series B Convertible Preferred Stock”, consisting of 5,000,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed October 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
3.9	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Vivos Inc., dated March 27, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 2, 2019).
3.10	Certificate of Amendment to its Certificate of Incorporation of Vivos Inc., as amended, effecting a 1-for-8 reverse split, dated June 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2019).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2022).
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2022).
4.4	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 27, 2023).
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.3	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.4	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.5	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.6	Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.7	2015 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed May 25, 2016).
10.8	Washington State University Sub-Award Agreement for the period December 15, 2017 through January 31, 2018.(incorporated by reference to Exhibit 10.13 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.9	The Curators of the University of Missouri Sponsored Research Contract for the period November 1, 2017 through October 31, 2018. (incorporated by reference to Exhibit 10.14 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.11	Employment Agreement between Vivos Inc. and Michael Korenko, dated May 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021.
10.12	Amended and Restated Employment Agreement between Vivos Inc. and Michael Korenko. Dated December 19, 2023, with a deemed effective date of January 1, 2024
10.13	Form of Series C Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2023).
10.14	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2023.
23	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (4)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS INC.

Date: March 18, 2024	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 18, 2024	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2024	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 18, 2024	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Secretary and Chairman of the Board

Vivos Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vivos Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vivos Inc. (“the Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses and used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Equity Transactions (Notes 3 and 4 to the financial statements)

Description of the Critical Audit Matter

The Company’s evaluation of common shares issuances, including in exchange for stock warrants involved complexity and judgement in applying the relevant accounting standards when auditing management’s conclusions on the classification and recognition of warrants on issuance and on exercise and equity transactions upon issuance.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s calculation and recording of common share issuances included the following:

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of equity-based securities issuances during the year, including the classification with respect to the terms and in considering applicable generally accepted accounting standards.
●	We read the applicable agreements and compared to key terms to management’s analysis of the transaction, and we evaluated, and tested the reasonableness of management’s calculation utilized in the determination of common shares issued, including exchange for stock warrants.
●	We evaluated whether management had appropriately considered new information that could significantly change the measurement or disclosure of common shares issued including exchange for stock warrants, and evaluated the disclosures related to the financial statement impacts of the transactions.
●	We reviewed current and subsequent period accounting records and third-party documentation to identify unrecorded equity transactions.

Fruci & Associates II, PLLC – PCAOB ID #05525
We have served as the Company’s auditor since 2016.

Spokane, Washington
March 18, 2024

VIVOS INC

BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	DECEMBER 31, 2023	DECEMBER 31, 2022

ASSETS
Current Assets:
Cash	$1,592,287	$1,706,065
Accounts receivable	7,000	11,000
Prepaid expense	10,837	25,671

Total Current Assets	1,610,124	1,742,736

TOTAL ASSETS	$1,610,124	$1,742,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expense	$245,004	$81,692

Total Current Liabilities	245,004	81,692

Total Liabilities	245,004	81,692

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 200,363 shares issued and outstanding, respectively	200	200
Additional paid in capital - Series B Convertible preferred stock	290,956	290,956
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 387,894,033 and 362,541,528 issued and outstanding, respectively	387,894	362,541
Additional paid in capital - common stock	73,791,430	71,217,954
Accumulated deficit	(82,450,781)	(79,556,028)

Total Stockholders’ Equity	1,365,120	1,661,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,610,124	$1,742,736

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	DECEMBER 31, 2023	DECEMBER 31, 2022

Revenues, net	$19,500	$36,499
Cost of Goods Sold	(25,536)	(28,779)

Gross (loss) profit	(6,036)	7,720

OPERATING EXPENSE
Professional fees, including stock-based compensation	1,606,923	1,755,316
Payroll expense	281,716	275,240
Research and development expense	732,698	343,802
General and administrative expense	165,773	151,111

Total Operating Expenses	2,787,110	2,525,469

OPERATING LOSS	(2,793,146)	(2,517,749)

NON-OPERATING INCOME (EXPENSE)
Interest income	49,577	-
Loss on issuance of shares	(151,184)
Gain on debt extinguishment	-	47,588

Total Non-Operating Income (Expense)	(101,607)	47,588

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,894,753)	(2,470,161)

Provision for income taxes	-	-

NET LOSS	$(2,894,753)	$(2,470,161)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	368,805,214	351,425,912

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2021	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	343,530,678	$343,531	$68,573,142	$(77,085,867)	$1,467,383

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	15,000,000	15,000	1,185,000	-	1,200,000
Accounts payable	-	-	-	-	-	-	-	-	-	984,840	984	48,258	-	49,242
Fractional adjustment	-	-	-	-	-	-	-	-	-	(90)	-	-	-	-
Services	-	-	-	-	-	-	-	-	-	76,250	76	4,804	-	4,880
Warrant exercises	-	-	-	-	-	-	-	-	-	2,949,850	2,950	(2,950)	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	20,000	-	20,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	1,389,700	-	1,389,700
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	(2,470,161)	(2,470,161)

Balance - December 31, 2022	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	362,541,528	$362,541	$71,217,954	$(79,556,028)	$1,661,044

Balance - December 31, 2022	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	362,541,528	$362,541	$71,217,954	$(79,556,028)	$1,661,044

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	16,132,000	16,132	1,144,316	-	1,160,448
Accounts payable	-	-	-	-	-	-	-	-	-	500,000	500	27,950	-	28,450
RSUs	-	-	-	-	-	-	-	-	-	4,000,000	4,000	(4,000)	-	-
Warrant exercises and exchanges	-	-	-	-	-	-	-	-	-	4,720,505	4,721	146,463	-	151,184
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	18,797	-	18,797
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	1,239,950	-	1,239,950
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	(2,894,753)	(2,894,753)

Balance - December 31, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	387,894,033	$387,894	$73,791,430	$(82,450,781)	$1,365,120

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(2,894,753)	$(2,470,161)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	-	4,880
RSUs issued for services	1,239,950	1,389,700
Loss on issuance of shares	151,184	-
(Gain) on conversion of debt	-	(47,588)
Changes in assets and liabilities
Accounts receivable	4,000	(11,000)
Prepaid expense and other assets	14,834	2,504
Accounts payable and accrued expense	191,762	11,607
Total adjustments	1,601,730	1,350,103

Net cash used in operating activities	(1,293,023)	(1,120,058)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock and warrants	1,179,245	1,220,000
Net cash provided by financing activities	1,179,245	1,220,000

NET (DECREASE) INCREASE IN CASH	(113,778)	99,942

CASH - BEGINNING OF YEAR	1,706,065	1,606,123

CASH - END OF YEAR	$1,592,287	$1,706,065

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in cashless exercise of warrants	$4,721	$2,950
RSUs vested into common stock	$4,000	$-
Accounts payable converted into shares of common stock	$28,450	$49,242

The accompanying notes are an integral part of these financial statements.

Vivos Inc.

Notes to Financial Statements

December 31, 2023 and 2022

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

The Company anticipates that future profits, if any, will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from licensing to private medical and veterinary clinics in the United States of America (the “USA”, or, the “U.S.”) and internationally. The Company intends to report the results from the IsoPet® Solutions division as a separate operating segment in accordance with generally accepted accounting principles (“GAAP”).

Commencing in July 2019, the Company recognized its first commercial sale of IsoPet®. A veterinarian from Alaska brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400 Gray with heavy therapy at the margins. This sale met the revenue recognition requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“ASC 606”) as the performance obligation was satisfied. The Company completed sales for an additional four animals that received the IsoPet® during 2019.

Our plan is to incorporate the data assembled from our work with Isopet® in animal therapy to support the Company’s efforts in the development of our RadioGel™ device candidate, including obtaining approval from the FDA to market and sell RadioGel™ as a Class II medical device. RadioGel™ is an injectable particle-gel for brachytherapy radiation treatment of cancerous tumors in people and animals. RadioGel™ is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small particles, less than two microns, of Y-90. Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactivity drops to 5% of its original value after ten days.

Recently the Company modified its Indication for Use from skin cancel to cancerous tissue or solid tumors pathologically associated with locoregional papillary thyroid carcinoma and recurrent papillary thyroid carcinoma having discernable tumors associated with metastatic lymph nodes or extranodal disease in patients who are not surgical candidates or who have declined surgery, or patients who require post-surgical remnant ablation (for example, after prior incomplete radioiodine therapy). Papillary thyroid carcinoma belongs to the general class of head and neck tumors for which tumors are accessible by intraoperative direct needle injection. The Company’s Medical Advisory Board felt that demonstrating efficacy in clinical trials was much easier with this new indication.

Intellectual Property

Our original license with Battelle National Laboratory (the “Battelle License”) reached its end of life in 2022. During the past several years, we have expanded our proprietary knowledge, as well as our trademark and patent protection, in anticipation of the Battelle License reaching the end of its term.

Our RadioGelTM trademark protection is in 17 countries. We have expanded our trademark protection from RadioGelTM to now include IsoPet®. We obtained the International Certificate of Registration for ISOPET, which is the first step to file in several countries.

We have filed for trademark protection for the term Precision Radionuclide TherapyTM. We believe this term will be increasingly important.

The Company received the Patent Cooperation Treaty (“PCT”) International Search Report on our patent application (No.1811.191). Seven of our claims were immediately ruled as having novelty, inventive step and industrial applicability. This gives us the basis to extend for many years the patent protection for our proprietary Y-90 phosphate particles utilized in Isopet® and Radiogel™.

Our patent team filed our particle patent in more than ten patent offices that collectively cover 63 countries throughout the world. We filed a continuation-in-part applications number 1774054 in the USA to expand the claims on our particle patent. The U.S. Patent office recently gave us the Notice of Allowance for our patent to produce our yttrium phosphate microparticles, U.S. Patent Application Serial No: 16-459,466. We also filed an amendment to correct the wording on our claims at make them consistent with the USE claims. Ref: 4207-0005; European Patent Application NO. 20 834 229.5; VIVOS INC; Our Ref: FS/53791.

We filed a hydrogel utility patent in the USA (16309:17/943,311) and internationally (16389:PCT/US22/4374) based on the last 18 months of development work to optimize our hydrogel component. These include reducing the polymer production time and increasing the output by a factor of three. We have also further reduced the level of trace contaminants to be well below the FDA guidelines.

We filed a provisional patent (Serial Number 63436562) to protect our innovative improvements in our shipping container, our vial shield, our syringe shield, and our Peltier chiller. Our objectives were to reduce shipping costs, decrease radiation exposure, and enhance sterility. These devices will be preferentially used at Mayo Clinics for human clinical studies at and our IsoPet regional treatment centers. The Company filed a utility patent in Q4 2023 for this therapy support equipment.

We anticipate that Precision Radionuclide Therapy will become increasingly important in the future and expand to other isotope and other indications for use. Therefore, we filed an alternate particle utility patent (Serial number 18/152,137). We will focus our near-term effort on the Y-90 therapy, which we believe is the best beta emitter; however, we leveraged our hydrogel utility patent to incorporate other promising isotopes and compounds for a range of future applications. This includes gamma and alpha particle emitters.

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

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020. A second Regulation A+ offering was qualified by the SEC on September 15, 2021, pursuant to the Company’s offering statement on Form 1-A (File No. 024-11627) (the “Offering Statement”) to raise capital by selling 50,000,000 shares at a price of $0.10 per share, for a maximum offering of $5,000,000 (the “Regulation A+ Offering”). In July 2022, the Company amended the Offering Statement, which the Company raised $1,200,000 at $0.08 per share (15,000,000 shares) and sold 20,000,000 warrants for $20,000. An amendment to the Offering Statement was filed and qualified in October 2022, to raise the remaining $3,800,000 of the original offering amount of $5,000,000 at a price of $0.08 per share. A further amendment to the Offering Statement was filed and qualified in December 2023, as supplemented, to raise the remaining $3,200,000 at an offering price of $0.064 per share. During 2023, $1,179,245 was raised through the issuance of 16,132,000 shares of common stock and warrants to purchase 18,797,000 shares of common stock.

The Company’s offerings undertaken pursuant to Regulation A+ have raised approximately $6,000,000 from the sale of shares. The Company is using the proceeds generated as follows:

For the animal therapy market:

●	Fund the effort to communicate the benefits of IsoPet® to the veterinary community and the pet parents.
●	Conduct additional clinical studies to generate more data for the veterinary community
●	Subsidize some IsoPet® therapies, if necessary, to ensure that all viable candidates are treated.
●	Assist new regional clinics with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System.
●	Complete the previously defined pre-clinical testing and additional testing on an animal model closely aligned with our revised indication for use. Report the results to the FDA in a pre-submission meeting.
●	Use the feedback from that meeting to write the (Investigational Device Exemption (“IDE”), which is required to initiate clinical trials.

Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities. The Company may require additional funding of approximately $5 million annually to maintain current operating activities. Over the next 12 to 48 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials; (2) conduct Phase I, pilot, and clinical trials; (3) activate several regional clinics to administer IsoPet® across the county; (4) create an independent production center within the current production site to create a template for future international manufacturing; and (5) initiate regulatory approval processes outside of the United States. The proceeds to be raised from the Regulation A+ Offering will be used to continue to fund this development.

The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise), and any requirements for additional studies (which may possibly include clinical studies). Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be: (1) the timing of any approvals; (2) the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products; and (3) the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements, as well as proceeds to be raised from the Regulation A+ Offering.

Following receipt of required regulatory approvals and necessary financing to fund our working capital requirements, the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing for operations within the U.S.. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

Long-term, the Company intends to consider resuming research efforts with respect to other products and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses. These long-term goals are subject to the Company: (1) receiving adequate funding; (2) receiving regulatory approval for RadioGelTM and other brachytherapy products; and (3) being able to successfully commercialize its brachytherapy products.

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

As of December 31, 2023, the Company has $1,592,287 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2023 and 2022, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820- Fair Value Measurement, established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

There have been no such capitalized costs in the years ended December 31, 2023 and 2022, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method.

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

All revenue recognized in the years ended December 31, 2023 and 2022 relate to the procedures performed with respect to the IsoPet® therapies.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the years ended December 31, 2023 and 2022, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of December 31, 2023 and 2022, which include the following:

	December 31, 2023	December 31, 2022
Preferred stock	9,909,570	9,909,570
Restricted stock units	1,450,000	25,362,500
Common stock options	2,252,809	2,252,809
Common stock warrants	26,134,000	26,737,500
Total potential dilutive securities	39,746,379	64,762,379

Research and Development Costs

Research and developments costs, including salaries, research materials, administrative costs and contractor fees, are charged to operations as incurred. The cost of equipment used in research and development activities which has alternative uses is capitalized as part of fixed assets and not treated as an expense in the period acquired. Depreciation of capitalized equipment used to perform research and development is classified as research and development expense in the year computed.

The Company incurred $732,698 and $343,802 in research and development costs for the years ended December 31, 2023 and 2022, respectively, all of which were recorded in the Company’s operating expense noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the years ended December 31, 2023 and 2022, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of December 31, 2023 and 2022.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the years ended December 31, 2023 and 2022. The Company did not have any deferred tax liability or asset on its balance sheets on December 31, 2023 and 2022.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2023 and 2022, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

In September 2023, the CEO advanced $10,000 to the Company which was repaid October 4, 2023.

NOTE 3: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of December 31, 2023 and December 31, 2022, the Company has 387,894,033 and 362,541,528 shares issued and outstanding, respectively.

Preferred Stock

As of December 31, 2023 and 2022, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

Voting Rights. Holders of Series A Convertible Preferred are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of five votes for every Series A Conversion Share issuable upon conversion of such holder’s outstanding shares of Series A Convertible Preferred. However, the Series A Conversion Shares, when issued, will have all the same voting rights as other issued and outstanding common stock of the Company, and none of the rights of the Series A Convertible Preferred.

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

Certain Price and Share Adjustments.

(a) Stock Dividends and Stock Splits. If the Company (i) pays a stock dividend or otherwise makes a distribution or distributions payable in shares of common stock on shares of common stock or any other common stock equivalents; (ii) subdivides outstanding shares of common stock into a larger number of shares; (iii) combines (including by way of a reverse stock split) outstanding shares of common stock into a smaller number of shares; or (iv) issues, in the event of a reclassification of shares of the common stock, any shares of capital stock of the Company, then the conversion price shall be adjusted accordingly.

(b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the Common Stock is converted into or exchanged for securities, cash or other property than each share of Series A Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of common stock issuable upon conversion of one share of Series A Convertible Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

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

Voting Rights. Holders of Series B Convertible Preferred are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of two votes for every Series B Conversion Share issuable upon conversion of such holder’s outstanding shares of Series B Convertible Preferred. However, the Series B Conversion Shares, when issued, will have all the same voting rights as other issued and outstanding common stock of the Company, and none of the rights of the Series A Convertible Preferred.

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

Certain Price and Share Adjustments.

(a) Stock Dividends and Stock Splits. If the Company (i) pays a stock dividend or otherwise makes a distribution or distributions payable in shares of common stock on shares of common stock or any other common stock equivalents; (ii) subdivides outstanding shares of common stock into a larger number of shares; (iii) combines (including by way of a reverse stock split) outstanding shares of common stock into a smaller number of shares; or (iv) issues, in the event of a reclassification of shares of the common stock, any shares of capital stock of the Company, then the conversion price shall be adjusted accordingly.

(b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the Common Stock is converted into or exchanged for securities, cash or other property than each share of Series B Convertible Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of common stock issuable upon conversion of one share of Series B Convertible Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

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

Voting Rights. Holders of Series C Convertible Preferred are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of 32 votes for every Series C Conversion Share issuable upon conversion of such holder’s outstanding shares of Series C Convertible Preferred. However, the Series C Conversion Shares, when issued, will have all the same voting rights as other issued and outstanding common stock of the Company, and none of the rights of the Series C Convertible Preferred.

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

Certain Price and Share Adjustments.

(a) Stock Dividends and Stock Splits. If the Company (i) pays a stock dividend or otherwise makes a distribution or distributions payable in shares of common stock on shares of common stock or any other common stock equivalents; (ii) subdivides outstanding shares of common stock into a larger number of shares; (iii) combines (including by way of a reverse stock split) outstanding shares of common stock into a smaller number of shares; or (iv) issues, in the event of a reclassification of shares of the common stock, any shares of capital stock of the Company, then the conversion price shall be adjusted accordingly.

(b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the Common Stock is converted into or exchanged for securities, cash or other property than each share of Series C Convertible Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of common stock issuable upon conversion of one share of Series C Convertible Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

Common and Preferred Stock Issuances – 2023

In April 2023, the Company issued 8,000,000 shares of common stock, warrants to purchase 2,665,000 shares of A Convertible Preferred, and warrants to purchase 8,000,000 shares of Series B Convertible Preferred, pursuant to our Offering Statement for our Regulation A+ Offering, for aggregate proceeds of $640,000. The Company sold the warrants to purchase shares of Series A Convertible Preferred and Series B Convertible Preferred for $10,665.

In October 2023, the Company issued 2,221,505 shares of common stock in a cashless exercise of warrants to purchase 2,132,000 shares of common stock.

In December 2023, the Company issued: (1) 500,000 shares of common stock in settlement of accounts payable of $28,450; (2) 8,132,000 shares of common stock and 8,132,000 warrants pursuant to the Offering Statement for the Regulation A+ Offering for an aggregate total of $528,580; (3) 2,499,000 shares of common stock in a cashless exercise of warrants to purchase 4,998,000 shares of common stock and issued new warrants to purchase 10,002,000 shares of common stock; and (4) issued 4,000,000 shares of common stock for 4,00,000 vested restricted stock units, for which the Company recognized a loss of $151,184 on this exchange of vested restricted stock units for shares of common stock.

Common and Preferred Stock Issuances - 2022

In March 2022, the Company issued 299,577 shares of common stock in the cashless exercise of warrants to purchase 825,000 shares of common stock, and issued 76,250 shares of common stock to its Chief Executive Officer for services rendered valued at $4,880. In June 2022, there was a fractional adjustment recorded for 90 shares of common stock.

On July 7, 2022, the Company sold 15,000,000 shares of common stock under the Regulation A+ Offering for cash proceeds of $1,200,000, and sold warrants to purchase 20,000,000 shares of common stock for cash proceeds of $20,000.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Balance at December 31, 2021	2,252,809	$0.024-0.04	7.70 years	$83,992	$0.04

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired/canceled	-	$-	-		$-

Balance at December 31, 2022	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04

Exercisable at December 31, 2022	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04

Balance at December 31, 2022	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired/canceled	-	$-	-		$-

Balance at December 31, 2023	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04

Exercisable at December 31, 2023	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04

During the years ended December 31, 2023 and 2022, the Company recognized $0 and $0, respectively, worth of stock based compensation related to the vesting of it stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Balance at December 31, 2021	31,862,500	$ 0.04-0.10	1.02 years	$538,875		$0.07

Warrants granted	20,000,000	$ 0.01 – 0.08	2.50			$0.0725
Warrants exercised	(4,158,333)	$-	-		$
Warrants expired/cancelled	(20,966,667)	$-	-		$

Balance at December 31, 2022	26,737,500	$ 0.08-0.10	1.52 years	$-		$0.09

Exercisable at December 31, 2022	26,737,500	$ 0.06-0.10	1.52 years	$-		$0.09

Warrants granted	28,799,000	$0.0827	-	-		$-
Warrants redeemed	(500,000)	$-	-	-		$-
Warrants exercised	(7,663,000)	$-	-	-		$-
Warrants exchanged	(10,002,000)	$-	-	-		$-
Warrants expired/cancelled	(11,237,500)	$-	-	-		$-

Balance at December 31, 2023	26,134,000	$ 0.06-0.10	3.54 years	$-		$0.0827

Exercisable at December 31, 2023	26,134,000	$ 0.06-0.10	3.54 years	$-		$0.0827

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. In the years ended 2023 and 2022 all warrants issued were issued pursuant to the Regulation A+ Offering, and are included in equity. The following assumptions were used for the periods as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Expected term	-	.5 – 3 years
Expected volatility	-%	66%
Expected dividend yield	-	-
Risk-free interest rate	-%	3%

In April and December 2023, the Company sold warrants to purchase 18,797,000 shares of Common Stock in the Regulation A+ Offering for cash proceeds of $18,797. In addition during the year ended December 31 2023: (1) warrants to purchase 10,002,000 shares of common stock were issued when the Company exchanged warrants to purchase 10,002,000 shares of common stock and issued 2,499,000 shares of common stock; (2) warrants to purchase 7,663,000 shares of common stock were exercised or expired; (3) warrants to purchase 11,237,500 shares of common stock expired; and (4) warrants to purchase 500,000 shares of common stock were redeemed.

In March 2022 the Company issued 299,577 shares of common stock in the cashless exercise of warrants to purchase 825,000 shares of common stock. In June 2022, warrants to purchase 1,000,000 shares of common stock expired.

On July 7, 2022, the Company sold 15,000,000 shares under the Regulation A+ Offering for $1,200,000 , and warrants to purchase 20,000,000 shares of common stock for $20,000.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units (“RSUs”):

	Number	Weighted Average
	Of	Grant Date
	Shares	Fair Value

Balance at December 31, 2021	25,262,500	$0.08

RSU’s granted	100,000	$0.082
RSU’s vested	(15,100,000)	$-
RSU’s forfeited	-	$-

Balance at December 31, 2022	10,262,500	$0.08
RSUs forfeited	(262,500)
RSUs granted	6,900,000	$0.068
RSUs vested	(15,450,000)	$-
Balance at December 31, 2023	1,450,000	$0.09

During the years ended December 31, 2023 and 2022, the Company recognized $1,239,950 and $1,389,700 worth of expense related to the vesting of its RSU’s. As of December 31, 2023, the Company had $131,950 worth of expense yet to be recognized for RSU’s not yet vested.

On February 3, 2022 and May 3, 2022, 10,000,000 of the RSUs valued at $900,000 to the Chief Executive Officer vested. On June 1, 2022, 100,000 RSUs were granted to a consultant valued at $8,200 that vested immediately.

On May 1, 2023, the Company granted 2,900,000 RSUs to consultants, with 25% of such RSUs vesting immediately, 25% vest on December 31, 2023, 25% vest on December 31, 2024 and the remaining 25% vest on December 31, 2025. These RSUs are valued at $263,900.

On August 4, 2023, the Chief Executive Officer rescinded 1,012,500 of which 750,000 had vested in prior years, of his fully vested RSUs.

In December 2023, the Company granted 4,000,000 immediately vested RSUs to a consultant, for which the RSUs are valued at $208,000.

NOTE 5: COMMITMENT

On June 4, 2019, the Company entered into an Executive Employment Agreement (“Employment Agreement”) with Dr. Michael K. Korenko, the Company’s Chief Executive Officer. The employment term under the Employment Agreement commenced with an effective date of June 11, 2019 and expires on December 31, 2020, and December 31 of each successive year if the Employment Agreement is extended, unless terminated earlier as set forth in the Employment Agreement. The Company on December 31, 2020 extended this agreement through December 31, 2021 while renegotiating terms of a new Employment Agreement. On May 3, 2021, the Company and the Chief Executive Officer agreed the terms of a new Employment Agreement with an effective date of January 1, 2021 that has a term of three years and expired December 31, 2023. The Company renewed the Employment Agreement for a term of two years expiring December 31, 2025.

Under the terms of the Employment Agreement effective January 1, 2024, the Company shall pay to Dr. Korenko a base compensation of $295,500. In addition, there is a discretionary bonus to be earned in the amount of $10,000 per quarter upon the satisfaction of conditions to be determined by the Board of Directors of the Company. In addition, the Company granted Dr. Korenko 20,000,000 restricted stock units on January 1, 2024 that vest over the two year period.

NOTE 6: INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryover	$6,840,000	$6,500,000
Capital Loss Carryover	3,400	3,400
Valuation allowance	(6,843,400)	(6,503,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2023 and 2022 due to the following:

	December 31, 2023	December 31, 2022
Book income (loss)	$(607,900)	$(518,700)
Forgiveness of debt	-	-
Depreciation	(1,100)	(1,100)
Related party accrual	-	-
Stock for services	260,400	291,800
Other non-deductible expense	6,300	10,500
Valuation allowance	342,300	217,500
Income tax expense	$-	$-

At December 31, 2023, the Company had net operating loss carryforwards of approximately $32,585,800.

ASC Topic 740 – Income Taxes (“ASC 740”) provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit, which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is located in the state of Washington and Washington state does not require the filing of income taxes. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

NOTE 7: SUBSEQUENT EVENTS

From January 1, 2024 through the date of filing, the Company issued 2,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock pursuant to the Regulation A+ Offering for cash proceeds of $128,000.

The Chief Executive Officer entered into the Employment Agreement with the Company for two years and received 20,000,000 RSUs that vest over the two year term of the Employment Agreement.

