Form 10-Q
period 2024-03-31
VIVOS INC
filed 2024-05-09
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-53497

VIVOS INC

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 N Center Parkway,

Kennewick, WA 99336

(Address of principal executive offices, Zip Code)

(509) 222-2222

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

As of May 9, 2024, there were 401,033,867 shares of the registrant’s common stock outstanding, 2,071,007 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 200,363 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

-i-

PART I – FINANCIAL INFORMATION

VIVOS INC

BALANCE SHEETS

MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	MARCH 31, 2024	DECEMBER 31,2023
	(UNAUDITED)

ASSETS
Current Assets:
Cash	$1,370,829	$1,592,287
Accounts receivable	11,500	7,000
Prepaid expenses	-	10,837

Total Current Assets	1,382,329	1,610,124

TOTAL ASSETS	$1,382,329	$1,610,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$74,766	$245,004

Total Current Liabilities	74,766	245,004

Total Liabilities	74,766	245,004

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 200,363 shares issued and outstanding, respectively	200	200
Additional paid in capital - Series B Convertible preferred stock	290,956	290,956
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 390,033,867 and 387,894,033 issued and outstanding, respectively	390,034	387,894
Additional paid in capital - common stock	74,290,272	73,791,430
Accumulated deficit	(83,009,320)	(82,450,781)

Total Stockholders’ Equity	1,307,563	1,365,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,382,329	$1,610,124

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	MARCH 31, 2024	MARCH 31, 2023

Revenues, net	$4,500	$6,000
Cost of Goods Sold	(6,000)	(7,536)

Gross (loss) profit	(1,500)	(1,536)

OPERATING EXPENSES
Professional fees, including stock-based compensation	403,637	84,216
Payroll expenses	91,125	72,508
Research and development	57,447	46,375
General and administrative expenses	23,420	43,683

Total Operating Expenses	575,629	246,782

OPERATING LOSS	(577,129)	(248,318)

NON-OPERATING INCOME (EXPENSE)
Interest income	18,590	-

Total Non-Operating Income (Expenses)	18,590	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(558,539)	(248,318)

Provision for income taxes	-	-

NET LOSS	$(558,539)	$(248,318)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	389,406,447	362,541,528

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A		Capital -	Series B		Capital -	Series C		Capital -			Paid-In
	Preferred		Series A	Preferred		Series B	Preferred		Series C	Common Stock		Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2022	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	362,541,518	$362,541	$71,217,954	$(79,556,028)	$1,661,044

Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(248,318)	(248,318)

Balance - March 31, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	362,541,518	$362,541	$71,217,954	$(79,804,346)	$1,412,726

Balance - December 31, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	387,894,033	$387,894	$73,791,430	$(82,450,781)	$1,365,120

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	2,000,000	2,000	126,000	-	128,000
Services	-	-	-	-	-	-	-	-	-	139,834	140	9,342	-	9,482
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	2,000	-	2,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(558,539)	(558,539)

Balance - March 31, 2024	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	390,033,867	$390,034	$74,290,272	$(83,009,320)	$1,307,563

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(558,539)	$(248,318)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	9,482	-
RSUs issued for services	361,500	-
Changes in assets and liabilities
Accounts receivable	(4,500)	11,000
Prepaid expenses and other assets	10,837	(23,604)
Accounts payable and accrued expenses	(170,238)	(32,703)
Total adjustments	207,081	(45,307)

Net cash used in operating activities	(351,458)	(293,625)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock and warrants	130,000	-
Net cash provided by financing activities	130,000	-

NET (DECREASE) INCREASE IN CASH	(221,458)	(293,625)

CASH - BEGINNING OF PERIOD	1,592,287	1,706,065

CASH - END OF PERIOD	$1,370,829	$1,412,440

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Vivos Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2024 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 18, 2024.

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

Our principal place of business is located at 1030 North Center Parkway, Kennewick, WA 99336. Our telephone number is (509) 222-2222. Our corporate website address is http://www.radiogel.com. Our common stock is currently quoted on the OTC Pink Marketplace under the symbol “RDGL.”

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

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020. A second Regulation A+ offering was qualified by the SEC on September 15, 2021, pursuant to the Company’s offering statement on Form 1-A (File No. 024-11627) (the “Offering Statement”) to raise capital by selling 50,000,000 shares at a price of $0.10 per share, for a maximum offering of $5,000,000 (the “Regulation A+ Offering”). In July 2022, the Company amended the Offering Statement, which the Company raised $1,200,000 at $0.08 per share (15,000,000 shares) and sold 20,000,000 warrants for $20,000. An amendment to the Offering Statement was filed and qualified in October 2022, to raise the remaining $3,800,000 of the original offering amount of $5,000,000 at a price of $0.08 per share. A further amendment to the Offering Statement was filed and qualified in December 2023, as supplemented, to raise the remaining $3,200,000 at an offering price of $0.064 per share. During 2023, $1,179,245 was raised through the issuance of 16,132,000 shares of common stock and warrants to purchase 18,797,000 shares of common stock. During the three months ended March 31, 2024, the Company raised $130,000 through the issuance of 2,000,000 shares of common stock and 2,000,000 warrants.

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

Following receipt of required regulatory approvals and necessary financing to fund our working capital requirements, the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing for operations within the U.S. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

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

As of March 31, 2024, the Company has $1,370,829 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2024 and December 31, 2023, the balances reported for cash, prepaid expenses, accounts receivable, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the three months ended March 31, 2024 and 2023, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

All revenue recognized in the three months ended March 31, 2024 and 2023 relate to the procedures performed with respect to the IsoPet® therapies.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the three months ended March 31, 2024 and 2023, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of March 31, 2024 and December 31, 2023, which include the following:

	March 31, 2024	December 31, 2023
Preferred stock	9,909,570	9,909,570
Restricted stock units	21,450,000	1,450,000
Common stock options	2,252,809	2,252,809
Common stock warrants	28,134,000	26,134,000
Total potential dilutive securities	61,746,379	39,746,379

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

The Company incurred $57,447 and $46,375 in research and development costs for the three months ended March 31, 2024 and 2023, respectively, all of which were recorded in the Company’s operating expenses noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the three months ended March 31, 2024 and 2023, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of March 31, 2024 and December 31, 2023.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the three months ended March 31, 2024 and 2023. The Company did not have any deferred tax liability or asset on its balance sheets on March 31, 2024 and December 31, 2023.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the three months ended March 31, 2024 and 2023, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

NOTE 2: RELATED PARTY TRANSACTIONS

Preferred and Common Shares Issued to Officers and Directors

In September 2023, the CEO advanced $10,000 to the Company which was repaid October 4, 2023.

NOTE 3: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 950,000,000 shares of common stock authorized, with a par value of $0.001, and as of March 31, 2024 and December 31, 2023, the Company has 390,033,867 and 387,894,033 shares issued and outstanding, respectively.

Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company has 20,000,000 shares of Preferred stock authorized with a par value of $0.001. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

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

Common and Preferred Stock Issuances - 2024

From January 1, 2024 through March 31, 2024, the Company issued 2,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock pursuant to the Regulation A+ Offering for cash proceeds of $130,000.

The Company issued 139,834 shares of common stock for services rendered valued at $9,482.

Common and Preferred Stock Issuances – 2023

There were no shares issued in the three months ended March 31, 2023.

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

The following schedule summarizes the changes in the Company’s stock options:

			Weighted		Weighted
	Options Outstanding		Average		Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Balance at December 31, 2022	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired/canceled	-	$-	-		$-

Balance at March 31, 2023	2,252,809	$0.024-0.04	6.45 years	$73,704	$0.04

Exercisable at March 31, 2023	2,252,809	$0.024-0.04	6.45 years	$73,704	$0.04

Balance at December 31, 2023	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04

Options granted	-	$-	-		$-
Options exercised	-	$-	-		$-
Options expired/canceled	-	$-	-		$-

Balance at March 31, 2024	2,252,809	$0.024-0.04	5.45 years	$78,660	$0.04

Exercisable at March 31, 2024	2,252,809	$0.024-0.04	5.45 years	$78,660	$0.04

During the three months ended March 31, 2024 and 2023, the Company recognized $0 and $0, respectively, worth of stock based compensation related to the vesting of its stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average Remaining		Weighted Average Exercise
	Number Of Shares	Exercise Price Per Share	Contractual Life	Aggregate Intrinsic Value	Price Per Share
Balance at December 31, 2022	26,737,500	$ 0.06-0.10	1.52 years	$-	$0.09

Warrants granted	-	$-	-		$-
Warrants exercised	-	$-	-		$-
Warrants expired/cancelled	(11,237,500)	$-	-		$-

Balance at March 31, 2023	15,500,000	$0.06-0.08	2.23 years	$5,000	$0.0794

Exercisable at March 31, 2023	15,500,000	$0.06-0.08	2.23 years	$5,000	$0.0794

Balance at December 31, 2023	26,134,000	$0.06-0.10	3.54 years	$-	$0.0827

Warrants granted	2,000,000	$0.075	-	-	$-
Warrants redeemed	-	$-	-	-	$-
Warrants expired/cancelled	-	$-	-	-	$-

Balance at March 31, 2024	28,134,000	$0.075	3.75 years	$-	$0.075

Exercisable at March 31, 2024	28,134,000	$0.075	3.75 years	$-	$0.075

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

The Company granted 2,000,000 warrants in their Reg A+ funding in January 2024, with an exercise price of $0.075 and a three-year term.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

		Weighted Average
	Number Of Shares	Grant Date Fair Value

Balance at December 31, 2022	10,262,500	$0.08

RSU’s granted	-	$-
RSU’s vested	-	$-
RSU’s forfeited	-	$-

Balance at March 31, 2023	10,262,500	$0.08

Balance at December 31, 2023	1,450,000	$0.09

RSUs forfeited
RSUs granted	20,000,000	$-
RSUs vested	(5,000,000)	$-
Balance at March 31, 2024	16,450,000	$0.09

During the three months ended March 31, 2024 and 2023, the Company recognized $361,500 and $0 worth of expense related to the vesting of its RSU’s. As of March 31, 2024, the Company had $1,216,450 worth of expense yet to be recognized for RSU’s not yet vested.

On January 1, 2024, the Company granted 20,000,000 RSUs to their CEO as part of his new employment agreement that vest over a two-year period. During the three months ended March 31, 2024, 5,000,000 of these restricted stock units vested.

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

NOTE 6: SUBSEQUENT EVENT

On May 9, 2024, the Company issued 11,000,000 shares of common stock for $704,000 under their Regulation A+.

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

Our principal place of business is located at 1030 North Center Parkway, Kennewick, WA 99336. Our telephone number is (509) 222-2222. Our corporate website address is http://www.radiogel.com. Our common stock is currently quoted on the OTC Pink Marketplace under the symbol “RDGL.”

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

Financing and Strategy

The Company’s stock offering under Regulation A+ was qualified by the Securities and Exchange Commission (“SEC”) on June 3, 2020. A second Regulation A+ offering was qualified by the SEC on September 15, 2021, pursuant to the Company’s offering statement on Form 1-A (File No. 024-11627) (the “Offering Statement”) to raise capital by selling 50,000,000 shares at a price of $0.10 per share, for a maximum offering of $5,000,000 (the “Regulation A+ Offering”). In July 2022, the Company amended the Offering Statement, which the Company raised $1,200,000 at $0.08 per share (15,000,000 shares) and sold 20,000,000 warrants for $20,000. An amendment to the Offering Statement was filed and qualified in October 2022, to raise the remaining $3,800,000 of the original offering amount of $5,000,000 at a price of $0.08 per share. A further amendment to the Offering Statement was filed and qualified in December 2023, as supplemented, to raise the remaining $3,200,000 at an offering price of $0.064 per share. During 2023, $1,179,245 was raised through the issuance of 16,132,000 shares of common stock and warrants to purchase 18,797,000 shares of common stock. During the three months ended March 31, 2024, the Company raised $130,000 through the issuance of 2,000,000 shares of common stock and 2,000,000 warrants. In May 2024, the Company sold 11,000,000 shares of common stock for $704,000.

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

As of March 31, 2024, the Company has $1,370,829 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company.

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

IsoPet Regional Clinics

We currently have regional therapy clinics:

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

Human Therapy

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

Human Capital

As of March 31, 2024, the Company had one full-time personnel. The Company utilizes several independent contractors to assist with its operations. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth information from our statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues	$4,500	$6,000
Cost of goods sold	(6,000)	(7,536)
Gross (loss) profit	(1,500)	(1,536)
Operating expenses	(575,629)	(246,782)
Operating loss	(577,129)	(248,318)
Non-operating income (expense)	18,590	-
Net loss	$(558,539)	$(248,318)

Revenues and Cost of Goods Sold

Revenue was $4,500 and $6,000 for the three months ended March 31, 2024 and 2023, respectively. All revenue recognized in the three months ended March 31, 2024 and 2023 relate to the procedures performed with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 and 2023, respectively consists of the following:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Professional fees, including stock-based compensation	$403,637	$84,216
Payroll expenses	91,125	72,508
Research and development	57,447	46,375
General and administrative expenses	23,420	43,683
Total operating expenses	$575,629	$246,782

Operating expenses for the three months ended March 31, 2024 and 2023 was $575,629 and $246,782, respectively. The increase in operating expenses from 2023 to 2024 can be attributed to the increase in professional fees ($84,216 for the three months ended March 31, 2023 versus $403,637 for the three months ended March 31, 2024) related to the stock based compensation related to the RSUs in 2024 versus 2023; the decrease in general and administrative expense ($43,683 for the three months ended March 31, 2023 versus $23,420 for the three months ended March 31, 2024); the increase in research and development ($46,375 for the three months ended March 31, 2023 versus $57,447 for the three months ended March 31, 2024) as the Company continued to ramp up the development of their products in 2023 to include studies that are required to continue to have their products accepted by the FDA, and an increase in payroll expenses ($72,508 for the three months ended March 31, 2023 versus $91,125 for the three months ended March 31, 2024) related to the CEOs employment contract and bonus.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Interest income	$18,590	$-

Non-operating income (expense)	$18,590	$-

Non-operating income (expense) for the three months ended March 31, 2024 related to interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the three months ended March 31, 2024 and 2023 was $(558,539) and $(248,318), respectively.

Liquidity and Capital Resources

At March 31, 2024, the Company had working capital of $1,307,563, as compared to working capital of $1,365,120 at December 31, 2023. During the three months ended March 31, 2024 and 2023, the Company experienced negative cash flow from operations of $351,458 and $293,625 and had no cash from investing activities. In both 2024 and 2023, there were no investing activities, and in 2024, the Company raised $130,000 from the sales of common stock and warrants as part of our Reg A+. As of March 31, 2024, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $293,625 for the three months ended March 31, 2023 to $351,458 for the three months ended March 31, 2024. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, stock based compensation, as well as the changes in accounts receivable, prepaid expenses and accounts payable in 2024 compared to only having net changes from current assets and liabilities and stock based compensation in 2023.

The Company has generated material operating losses since inception. The Company had a net loss of $248,318 for the three months ended March 31, 2023, and a net loss of $558,539 for the three months ended March 31, 2024. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended March 31, 2024, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2023, filed on March 18, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

From January 1, 2024 through May 8, 2024, the Company issued 13,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock pursuant to the Regulation A+ Offering for cash proceeds of $834,000.

The Company issued 139,834 shares of common stock for services rendered valued at $9,482.

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

Vivos Inc.

Date: May 9, 2024	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

