Form 10-Q
period 2024-06-30
VIVOS INC
filed 2024-08-13
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 13, 2024, there were 417,564,051 shares of the registrant’s common stock outstanding.

i

PART I – FINANCIAL INFORMATION

VIVOS INC

BALANCE SHEETS

JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	JUNE 30,	DECEMBER 31,
	2024	2023
	(UNAUDITED)

ASSETS

Current Assets:
Cash	$1,724,417	$1,592,287
Accounts receivable	13,500	7,000
Prepaid expenses	31,748	10,837

Total Current Assets	1,769,665	1,610,124

TOTAL ASSETS	$1,769,665	$1,610,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$166,560	$245,004

Total Current Liabilities	166,560	245,004

Total Liabilities	166,560	245,004

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 200,363 shares issued and outstanding, respectively	200	200
Additional paid in capital - Series B Convertible preferred stock	290,956	290,956
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 417,681,245 and 387,894,033 issued and outstanding, respectively	417,681	387,894
Additional paid in capital - common stock	75,061,625	73,791,430
Accumulated deficit	(83,512,778)	(82,450,781)

Total Stockholders’ Equity	1,603,105	1,365,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,769,665	$1,610,124

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2024	2023	2024	2023

Revenues, net	$18,000	$12,500	$13,500	$6,500
Cost of Goods Sold	(16,780)	(16,536)	(10,780)	(9,000)

Gross profit (loss)	1,220	(4,036)	2,720	(2,500)

OPERATING EXPENSES
Professional fees, including stock-based compensation	683,452	692,963	279,814	608,747
Payroll expenses	181,753	144,521	90,628	72,013
Research and development	157,109	219,728	99,662	173,353
General and administrative expenses	78,345	101,475	54,925	57,792

Total Operating Expenses	1,100,659	1,158,687	525,029	911,905

OPERATING LOSS	(1,099,439)	(1,162,723)	(522,309)	(914,405)

NON-OPERATING INCOME (EXPENSE)
Interest income	37,442	11,879	18,851	11,879

Total Non-Operating Income (Expenses)	37,442	11,879	18,851	11,879

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,061,997)	(1,150,844)	(503,458)	(902,526)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,061,997)	$(1,150,844)	$(503,458)	$(902,526)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	396,394,150	365,370,257	403,381,853	368,167,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2022	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	362,541,528	$362,541	$71,217,954	$(79,556,028)	$1,661,044

Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(248,318)	(248,318)

Balance - March 31, 2023	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	362,541,528	362,541	71,217,954	(79,804,346)	1,412,726

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	8,000,000	8,000	632,000	-	640,000
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	10,665	-	10,665
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	515,975	-	515,975
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(902,526)	(902,526)

Balance - June 30, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	370,541,528	$370,541	$72,376,594	$(80,706,872)	$1,676,840

Balance - December 31, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	387,894,033	$387,894	$73,791,430	$(82,450,781)	$1,365,120

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	2,000,000	2,000	126,000	-	128,000
Services	-	-	-	-	-	-	-	-	-	139,834	140	9,342	-	9,482
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	2,000	-	2,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(558,539)	(558,539)

Balance - March 31, 2024	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	390,033,867	390,034	74,290,272	(83,009,320)	1,307,563

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	11,000,000	11,000	693,000	-	704,000
Services	-	-	-	-	-	-	-	-	-	22,766	22	3,728	-	3,750
Cashless exercise of warrants	-	-	-	-	-	-	-	-	-	16,624,612	16,625	(16,625)	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	5,000	-	5,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	86,250	-	86,250
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(503,458)	(503,458)

Balance - June 30, 2024	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	417,681,245	$417,681	$75,061,625	$(83,512,778)	$1,603,105

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(1,061,997)	$(1,150,844)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	13,232	-
RSUs issued for services	447,750	515,975
Changes in assets and liabilities
Accounts receivable	(6,500)	5,000
Prepaid expenses and other assets	(20,911)	(9,212)
Accounts payable and accrued expenses	(78,444)	31,118
Total adjustments	355,127	542,881

Net cash used in operating activities	(706,870)	(607,963)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock and warrants	839,000	650,665
Net cash provided by financing activities	839,000	650,665

NET INCREASE IN CASH	132,130	42,702

CASH - BEGINNING OF PERIOD	1,592,287	1,706,065

CASH - END OF PERIOD	$1,724,417	$1,748,767

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2024 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 18, 2024.

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

IsoPet Solutions

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospitals to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. The Company has worked with three different university veterinarian hospitals on IsoPet® testing and therapy. Washington State University treated five cats for feline sarcoma and served to develop the procedures which are incorporated in our label. They concluded that the product was safe and effective in killing cancer cells. Colorado State University demonstrated the CT and PET-CT imaging of IsoPet®. A contract was signed with University of Missouri to treat canine sarcomas and equine sarcoids starting in November 2017.

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

Our RadioGel™ trademark protection is in 17 countries. We have expanded our trademark protection from RadioGel™ to now include IsoPet®. We obtained the International Certificate of Registration for ISOPET, which is the first step to file in several countries.

We have filed for trademark protection for the term Precision Radionuclide Therapy™. We believe this term will be increasingly important.

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

We filed a provisional patent (Serial Number 63436562) to protect our innovative improvements in our shipping container, our vial shield, our syringe shield, and our Peltier chiller. Our objectives were to reduce shipping costs, decrease radiation exposure, and enhance sterility. These devices will be preferentially used at Mayo Clinics for human clinical studies at our IsoPet regional treatment centers. The Company filed a utility patent in the fourth quarter of 2023 for this therapy support equipment.

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

Financing and Strategy

In November 2019, the Securities and Exchange Commission (the “SEC”) qualified the Company’s offering of its common stock, par value $0.001 per share (“Common Stock”), under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”)(“Regulation A”), which offering was and amended from time to time thereafter (the “2019 Regulation A+ Offering”). In September 2021, the SEC qualified the Company’s offering of Common Stock under Regulation A, which offering was amended from time to time thereafter (together with the 2019 Regulation A+ Offering, the “Prior Regulation A+ Offerings”). During the year ended December 31, 2023, $1,179,245 was raised through the sale of 16,132,000 shares of common stock and the private placement of 18,797,000 warrants. During the six months ended June 30, 2024, the Company raised $839,000 through the issuance of 13,000,000 shares of common stock and 7,000,000 warrants. The Company’s Prior Regulation A Offerings undertaken pursuant to Regulation A+ have raised approximately $6,000,000 from the sale of shares of common stock.

On July 17, 2024, the SEC qualified the Company’s offering under Regulation A to offer up to $60,000,000 shares of its Common Stock (the “July 2024 Regulation A+ Offering”).

The Company is using the proceeds generated as follows:

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

Long-term, the Company intends to consider resuming research efforts with respect to other products and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses. These long-term goals are subject to the Company: (1) receiving adequate funding; (2) receiving regulatory approval for RadioGel™ and other brachytherapy products; and (3) being able to successfully commercialize its brachytherapy products.

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

The Company’s headquarters are in Northeast Washington, however, our focus on the animal therapy market has been the Northwestern sector of the U.S. The Company continues its marketing efforts on the animal therapy market and our attempts to increase the exposure to our product, and generate revenue accordingly.

As of June 30, 2024, the Company has $1,724,417 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will not be enough to cover the fixed and variable obligations of the Company.

The Company anticipates using the proceeds from the July 2024 Regulation A+ Offering as follows:

For the animal therapy market:

●	Expand communication on our website, the social media, conference, and journals to increase the number of certified clinics for small animal and equine therapy and to increase the number of patients.
●	Subsidize some IsoPet® therapies, if necessary, to ensure that all viable candidates are treated.
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System.
●	Begin automation of product manufacturing.
●	Fund liability insurance for human clinical studies.
●	Fund human clinical studies in the US.

Research and development of the Company’s precision radionuclide therapy product line has been funded with proceeds from the sale of equity and debt securities, including from the Prior Regulation A+ Offerings. The Company requires additional funding of approximately 2.5 million annually to maintain operating activities. Over the next 36 months, the Company believes it will cost approximately $8.0 to $9.0 million to: (1) fund the FDA approval process to conduct human clinical trials; (2) conduct Phase I, pilot, clinical trials; (3) activate several regional clinics to administer IsoPet® across the county; (4) create an independent production center within the current production site to create a template for future international manufacturing; and (5) initiate regulatory approval processes outside of the United States. The proceeds raised from the Prior Regulation A+ Offerings were used to fund this development and proceeds from the July 2024 Regulation A+ Offering will used to continue such development efforts.

The continued deployment of the precision radionuclide therapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the precision radionuclide therapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s precision radionuclide therapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or from proceeds raised from the Prior Regulation A+ Offering and from the July 2024 Regulation A+ Offering.

The Company intends to expand the indications for use in phases: first, for lymph nodes associated with thyroid cancer, secondly, cancerous lung nodules, and finally, all non-sectable solid tumors. It is anticipated that the medical community may begin to use RadioGel off-label, we will support but will not encourage that practice.

Following receipt of required regulatory approvals and financing, in the U.S., the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

Long-term, the Company intends to consider resuming research efforts with respect to other products and technologies, such as Gamma Gel and Alpha Gel intended to help improve the diagnosis and treatment of cancer and other illnesses. These long-term goals are subject to the Company: (1) receiving adequate funding; (2) receiving regulatory approval for RadioGel™ and other precision radionuclide therapy products; and (3) being able to successfully commercialize its precision radionuclide therapy products.

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

The Company’s headquarters are in Southeast Washington., The initial focus of the animal therapy market has been the Northwestern sector of the United States. The Company has initiated marketing efforts to the animal therapy market in other regions of the United States, attempting to increase the exposure to our product and increase revenue opportunities..

As of June 30, 2024, the Company has $1,724,417 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company. The Company has focused on operating on minimum overhead, including using a virtual office for the last several years and experienced industry consultants available on an as needed basis.. This has helped stretch the investment dollars on activities that enhance our objectives.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amount of revenue and expense during the reporting period. Estimates the Company considers include criteria for stock-based compensation expense, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2024 and December 31, 2023, the balances reported for cash, prepaid expense, accounts receivable, accounts payable, and accrued expense, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the three and six months ended June 30, 2024 and 2023, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

Under ASC 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC 606 did not have an impact on the Company’s operations or cash flows.

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

All revenue recognized in the three and six months ended June 30, 2024 and 2023 relate to the procedures performed with respect to the IsoPet® therapies.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive common stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the six months ended June 30, 2024 and 2023, the basic earnings per share equals the diluted earnings per share.

The following represent common stock equivalents that could be dilutive in the future as of June 30, 2024 and December 31, 2023, which include the following:

	June 30, 2024	December 31, 2023
Preferred stock	9,909,570	9,909,570
Restricted stock units	17,000,000	1,450,000
Common stock options	2,252,809	2,252,809
Common stock warrants	8,600,000	26,134,000
Total potential dilutive securities	37,762,379	39,746,379

Research and Development Costs

Research and developments costs, including salaries, research materials, administrative expense and contractor fees, are charged to operations as incurred. The cost of equipment used in research and development activities which has alternative uses is capitalized as part of fixed assets and not treated as an expense in the period acquired. Depreciation of capitalized equipment used to perform research and development is classified as research and development expense in the year computed.

The Company incurred $99,662 and $173,353 in research and development costs for the three months ended June 30, 2024 and 2023, respectively, and $157,109 and $219,728 in research and development costs for the six months ended June 30, 2024 and 2023, respectively, all of which were recorded in the Company’s operating expense noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the three and six months ended June 30, 2024 and 2023, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of June 30, 2024 and December 31, 2023.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the three and six months ended June 30, 2024 and 2023. The Company did not have any deferred tax liability or asset on its balance sheets as of June 30, 2024 and December 31, 2023.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the three and six months ended June 30, 2024 and 2023, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

NOTE 2: RELATED PARTY TRANSACTIONS

In September 2023, our Chief Executive Officer advanced $10,000 to the Company, which amount was repaid October 4, 2023.

NOTE 3: STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 950,000,000 shares of common stock, par value of $0.001. As of June 30, 2024 and December 31, 2023, there are 417,681,245 and 387,894,033 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, a par value of $0.001. There are currently three series of preferred stock outstanding; Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The Company’s Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. The issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

Series A Convertible Preferred Stock

On June 30, 2015, a certificate of designations was filed with the Delaware Secretary of State to designate 2,500,000 shares of the Company’s preferred stock as Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) (the “Series A COD”). Effective March 31, 2016, the Company amended the Series A COD, increasing the maximum number of shares of Series A Preferred from 2,500,000 shares to 5,000,000 shares. As of June 30, 2024 and December 31, 2023, there are 2,071,007 shares of Series A Preferred issued and outstanding, respectively.

The following summarizes the current rights and preferences of the Series A Preferred:

Liquidation Preference. The Series A Preferred has a liquidation preference of $5.00 per share.

Dividends. Shares of Series A Preferred do not have any separate dividend rights.

Conversion. Subject to certain limitations set forth in the Series A COD, each share of Series A Preferred is convertible, at the option of the holder, into that number of shares of common stock (the “Series A Conversion Shares”) equal to the liquidation preference thereof, divided by Conversion Price (as such term is defined in the Series A COD), currently $4.00.

In the event the Company completes an equity or equity-based public offering, registered with the SEC, resulting in gross proceeds to the Company totaling at least $5.0 million, all issued and outstanding shares of Series A Preferred at that time will automatically convert into Series A Conversion Shares.

Redemption. Subject to certain conditions set forth in the Series A COD, in the event of a Change of Control (defined in the Series A COD), or at such time as a third party not affiliated with the Company or any holders of the Series A Preferred shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent (50%) of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series A Preferred in cash at a price per share of Series A Preferred equal to 100% of the Liquidation Preference.

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

Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series A Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series A Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

Series B Convertible Preferred Stock

On October 10, 2018, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) (the “Series B COD”). As of June 30, 2024 and December 31, 2023, there are 200,363 shares of Series B Preferred issued and outstanding, respectively.

The following summarizes the current rights and preferences of the Series B Preferred:

Liquidation Preference. The Series B Preferred has a liquidation preference of $1.00 per share.

Dividends. Shares of Series B Preferred do not have any separate dividend rights.

Conversion. Subject to certain limitations set forth in the Series B COD, each share of Series B Convertible is convertible, at the option of the holder, into that number of shares of common stock (the “Series B Conversion Shares”) equal to the liquidation preference thereof, divided by the Conversion Price (as such term is defined in the Series B COD), currently $0.08.

Redemption. Subject to certain conditions set forth in the Series B COD, in the event of a Change of Control (defined in the Series B COD), or at such as a third party not affiliated with the Company or any holders of the Series B Convertible shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent (50%) of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series B Preferred in cash at a price per share of Series B Preferred equal to 100% of the Liquidation Preference.

Voting Rights. Holders of Series B Preferred are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of two votes for every Series B Conversion Share issuable upon conversion of such holder’s outstanding shares of Series B Preferred. However, the Series B Conversion Shares, when issued, will have the same voting rights as other issued and outstanding shares of common stock of the Company, and none of the rights of the Series A Preferred.

Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series B Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series B Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the common stock is converted into or exchanged for securities, cash or other property than each share of Series B Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of common stock issuable upon conversion of one share of Series B Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

Series C Convertible Preferred Stock

On March 27, 2019, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”) (the “Series C COD”). As of June 30, 2024 and December 31, 2023, there were 385,302 shares of Series C Preferred issued and outstanding, respectively.

The following summarizes the current rights and preferences of the Series C Preferred:

Liquidation Preference. The Series C Preferred has a liquidation preference of $1.00 per share.

Dividends. Shares of Series C Preferred do not have any separate dividend rights.

Conversion. Subject to certain limitations set forth in the Series C COD, each share of Series C Preferred is convertible, at the option of the holder, into that number of shares of common stock (the “Series C Conversion Shares”) equal to the liquidation preference thereof, divided by Conversion Price (as such term is defined in the Series C COD), currently $0.08.

The Series C Preferred will only be convertible at any time after the date that the Company shall have amended its Certificate of Incorporation to increase the number of shares of common stock authorized for issuance thereunder or effect a reverse stock split of the outstanding shares of common stock by a sufficient amount to permit the conversion of all Series C Preferred into shares of common stock (“Authorized Share Approval”) (such date, the “Initial Convertibility Date”), each share of Series C Preferred shall be convertible into validly issued, fully paid and non-assessable shares of common stock on the terms and conditions set forth in the Series C COD under the definition “Conversion Rights”.

Redemption. Subject to certain conditions set forth in the Series C COD, in the event of a Change of Control (defined in the Series C COD), or at such time as a third party not affiliated with the Company or any holders of the Series C Preferred shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent (50%) of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series C Preferred in cash at a price per share of Series C Preferred equal to 100% of the Liquidation Preference.

Voting Rights. Holders of Series C Preferred are entitled to vote on all matters, together with the holders of common stock, and have the equivalent of thirty-two votes for every Series C Conversion Share issuable upon conversion of such holder’s outstanding shares of Series C Preferred. However, the Series C Conversion Shares, when issued, will have the same voting rights as other issued and outstanding shares of common stock of the Company, and none of the rights of the Series C Preferred.

Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series C Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series C Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series C Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the common stock is converted into or exchanged for securities, cash or other property than each share of Series C Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of common stock issuable upon conversion of one share of Series C Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

Common and Preferred Stock Issuances

Common and Preferred Stock Issuances - 2024

From January 1, 2024 through June 30, 2024, the Company issued 13,000,000 shares of common stock and warrants to purchase 7,000,000 shares of common stock pursuant to the Regulation A+ Offering for cash proceeds of $839,000.

The Company issued 162,600 shares of common stock for services rendered valued at $13,232.

The Company issued 16,624,612 shares of common stock in the cashless exercise of 24,534,000 warrants.

Common and Preferred Stock Issuances – 2023

In April 2023, the Company issued 8,000,000 shares of common stock, 2,665,000 Series A warrants and 8,000,000 Series B warrants in their Regulation A+ Offering for $640,000. The Company sold the warrants for $10,665.

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

The following schedule summarizes the changes in the Company’s stock options:

	Options Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Six Months Ended June 30, 2024

Outstanding at January 1, 2024	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/canceled	-	$-	-		$-
Outstanding at June 30, 2024	2,252,809	$0.024-0.04	5.20 years	$374,454	$0.04
Exercisable at June 30, 2024	2,252,809	$0.024-0.04	5.20 years	$374,454	$0.04

Six Months Ended June 30, 2023

Outstanding at January 1, 2023	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/canceled	-	$-	-		$-
Outstanding at June 30, 2023	2,252,809	$0.024-0.04	6.20 years	$39,462	$0.04
Exercisable at June 30, 2023	2,252,809	$0.024-0.04	6.20 years	$39,462	$0.04

During the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023, the Company recognized $0 of stock-based compensation expense related to the vesting of stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Six Months Ended June 30, 2024

Outstanding at January 1, 2024	26,134,000	$0.06-0.10	3.54 years	$-	$0.0827
Granted	7,000,000	$0.075	-	$-	$-
Exercised	(24,534,000)	$-	-	$-	$-
Expired/cancelled	-	$-	-	$-	$-
Outstanding at June 30, 2024	8,600,000	$0.075	3.50 years	$1,105,100	$0.075
Exercisable at June 30, 2024	8,600,000	$0.075	3.50 years	$1,105,100	$0.075

Six Months Ended June 30, 2023

Outstanding at January 1, 2023	26,737,500	$0.06-0.10	1.52 years	$-	$0.09
Granted	10,665,000	$0.0775	-	$-	$-
Redeemed	(500,000)	$-	-	$	$-
Expired/cancelled	(11,237,500)	$-	-	$	$-
Outstanding at June 30, 2023	25,665,000	$0.06-0.10	2.16 years	$119,392	$0.079
Exercisable at June 30, 2023	25,665,000	$0.06-0.10	2.16 years	$119,392	$0.079

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

The Company granted 10,665,000 warrants in their Reg A+ funding in April 2023, with an exercise price of $0.0775 and a three-year term.

The Company granted 2,000,000 warrants in their Regulation A+ Offering in January 2024, with an exercise price of $0.075 and a three-year term and 5,000,000 warrants with the same terms on April 1, 2024.

The Company issued 16,624,612 shares of common stock in the cashless exercise of 24,534,000 warrants.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number Of Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2024

Outstanding at January 1, 2024	1,450,000	$0.09
Granted	21,050,000	$0.077
Vested	(5,000,000)	$-
Forfeited	-	$-
Outstanding at June 30, 2024	17,000,000	$0.08

Six Months Ended June 30, 2023

Outstanding at January 1, 2023	10,262,500	$0.08
Granted	2,900,000	$0.091
Vested	(5,000,000)	$-
Forfeited	-	$-
Outstanding at June 30, 2023	8,162,500	$0.09

During the six months ended June 30, 2024 and 2023, the Company recognized $447,750 and $515,975 in expense related to the vesting of its restricted stock units. As of June 30, 2024, the Company had $1,312,695 worth of expense yet to be recognized for restricted stock units not yet vested.

On January 1, 2024, the Company granted 20,000,000 restricted stock units to its Chief Executive Officer as part of his new employment agreement that vest in four equal installments over a two-year period beginning February 1, 2024. During the six months ended June 30, 2024, 5,000,000 of these restricted stock units vested. In May 2024, the Company granted 1,050,000 restricted stock units to consultants that vest through December 31, 2025.

NOTE 5: COMMITMENT

On June 4, 2019, the Company entered into an Executive Employment Agreement (“Employment Agreement”) with Dr. Michael K. Korenko, the Company’s Chief Executive Officer. The employment term under the Employment Agreement commenced with an effective date of June 11, 2019 and expires on December 31, 2020, and December 31 of each successive year if the Employment Agreement is extended, unless terminated earlier as set forth in the Employment Agreement. On December 31, 2020, the Company extended the Employment Agreement through December 31, 2021 while renegotiating terms of a new Employment Agreement. On May 3, 2021, the Company and the Chief Executive Officer agreed the terms of a new Employment Agreement with an effective date of January 1, 2021 that has a term of three years and expired December 31, 2023. The Company renewed the Employment Agreement for a term of two years expiring December 31, 2025.

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

NOTE 6: SUBSEQUENT EVENTS

In July 2024, the Company issued 295,306 shares of common stock in the cashless exercise of 500,000 warrants.

In July 2024, the Company issued 250,000 shares of common stock for services valued at $51,475.

In July 2024, the Company settled 500,000 RSUs for common stock.

On July 17, 2024, the SEC qualified the Company’s offering pursuant to Regulation A+ of up to $60,000,000 shares of Common Stock at an offering price of $0.015 per share, which offering statement was filed with the SEC on June 28, 2024, as amended on July 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for statements of historical fact, certain information described in this Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Vivos Inc. believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Quarterly Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2024, as well as other cautionary language in this Quarterly Report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

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

Financing and Strategy

In November 2019, the Securities and Exchange Commission (the “SEC”) qualified the Company’s offering of its common stock, par value $0.001 per share (“Common Stock”), under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”)(“Regulation A”), which offering was and amended from time to time thereafter (the “2019 Regulation A+ Offering”). In September 2021, the SEC qualified the Company’s offering of Common Stock under Regulation A, which offering was amended from time to time thereafter (together with the 2019 Regulation A+ Offering, the “Prior Regulation A+ Offerings”). During the year ended December 31, 2023, $1,179,245 was raised through the sale of 16,132,000 shares of common stock and the private placement of 18,797,000 warrants. During the period January 1, 2024 through May 10, 2024, the Company raised $834,000 through the issuance of 13,000,000 shares of common stock and the private placement of 2,000,000 warrants. During the six months ended June 30, 2024, the Company raised $839,000 through the issuance of 13,000,000 shares of common stock and 7,000,000 warrants. The Company’s Prior Regulation A Offerings undertaken pursuant to Regulation A+ have raised approximately $6,000,000 from the sale of shares of common stock.

On July 17, 2024, the SEC qualified the Company’s offering under Regulation A to offer up to $60,000,000 shares of its Common Stock (the “July 2024 Regulation A+ Offering”).

The Company anticipates using the proceeds from the July 2024 Regulation A+ Offering as follows:

For the animal therapy market:

●	Expand communication on our website, the social media, conference, and journals to increase the number of certified clinics for small animal and equine therapy and to increase the number of patients.
●	Subsidize some IsoPet® therapies, if necessary, to ensure that all viable candidates are treated.
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System.
●	Begin automation of product manufacturing.
●	Fund liability insurance for human clinical studies.
●	Fund human clinical studies in the US.

Research and development of the Company’s precision radionuclide therapy product line has been funded with proceeds from the sale of equity and debt securities, including from the Prior Regulation A+ Offerings. The Company requires additional funding of approximately 2.5 million annually to maintain operating activities. Over the next 36 months, the Company believes it will cost approximately $8.0 to $9.0 million to: (1) fund the FDA approval process to conduct human clinical trials; (2) conduct Phase I, pilot, clinical trials; (3) activate several regional clinics to administer IsoPet® across the county; (4) create an independent production center within the current production site to create a template for future international manufacturing; and (5) initiate regulatory approval processes outside of the United States. The proceeds raised from the Prior Regulation A+ Offerings were used to fund this development and proceeds from the July 2024 Regulation A+ Offering will used to continue such development efforts.

The continued deployment of the precision radionuclide therapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the precision radionuclide therapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s precision radionuclide therapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or from proceeds raised from the Prior Regulation A+ Offering and from the July 2024 Regulation A+ Offering.

The Company intends to expand the indications for use in phases: first, for lymph nodes associated with thyroid cancer, secondly, cancerous lung nodules, and finally, all non-sectable solid tumors. It is anticipated that the medical community may begin to use RadioGel off-label, we will support but will not encourage that practice.

Following receipt of required regulatory approvals and financing, in the U.S., the Company intends to outsource material aspects of manufacturing, distribution, sales and marketing. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

Long-term, the Company intends to consider resuming research efforts with respect to other products and technologies, such as Gamma Gel and Alpha Gel intended to help improve the diagnosis and treatment of cancer and other illnesses. These long-term goals are subject to the Company: (1) receiving adequate funding; (2) receiving regulatory approval for RadioGel™ and other precision radionuclide therapy products; and (3) being able to successfully commercialize its precision radionuclide therapy products.

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

The Company’s headquarters are in Southeast Washington., The initial focus of the animal therapy market has been the Northwestern sector of the United States. The Company has initiated marketing efforts to the animal therapy market in other regions of the United States, attempting to increase the exposure to our product and increase revenue opportunities.

As of June 30, 2024, the Company has $1,724,417 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company. The Company has focused on operating on minimum overhead, including using a virtual office for the last several years and experienced industry consultants available on an as needed basis.. This has helped stretch the investment dollars on activities that enhance our objectives.

There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to seek additional funding to maintain its operations through debt and equity financings and to improve operating performance through a focus on strategic products and increased efficiencies in business processes and improvements to the cost structure. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth information from our statements of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenues	$18,000	$12,500
Cost of goods sold	(16,780)	(16,536)
Gross profit (loss)	1,220	(4,036)
Operating expense	(1,100,659)	(1,158,687)
Operating loss	(1,099,439)	(1,162,723)
Non-operating income (expense)	37,442	11,879
Net loss	$(1,061,997)	$(1,150,844)

Revenues and Cost of Goods Sold

Revenue was $18,000 and $12,500 for the six months ended June 30, 2024 and 2023, respectively. All revenue recognized in the six months ended June 30, 2024 and 2023 relate to consulting income with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expense

Operating expense for the six months ended June 30, 2024 and 2023, respectively consists of the following:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Professional fees, including stock-based compensation	$683,452	$692,963
Payroll expense	181,753	144,521
Research and development	157,109	219,728
General and administrative expense	78,345	101,475
Total operating expense	$1,100,659	$1,158,687

Operating expenses for the six months ended June 30, 2024 and 2023 was $1,100,659 and $1,158,687, respectively. The decrease in operating expense from 2023 to 2024 can be attributed to a decrease in professional fees from $692,963 for the six months ended June 30, 2023 to $683,452 for the six months ended June 30, 2024, partially attributable to the stock based compensation expense related to the restricted stock units; a decrease in general and administrative expense from $101,475 for the six months ended June 30, 2023 to $78,345 for the six months ended June 30, 2024; a decrease in research and development expense from $219,728 for the six months ended June 30, 2023 to $157,109 for the six months ended June 30, 2024 as the Company ramped up the development of their products in 2023 to include studies that are required to continue to have their products accepted by the FDA, and completed some of those studies for the 2024 period; and an increase in payroll expense related to the CEOs employment contract and bonus, to $181,753 for the six months ended June 30, 2024 from $144,521 for the six months ended June 30, 2023.

Non-Operating Income (Expense)

Non-operating income (expense) for the six months ended June 30, 2024 and 2023 consists of the following:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Interest income	$37,442	$11,879
Non-operating income (expense)	$37,442	$11,879

Non-operating income (expense) for the six months ended June 30, 2024 and 2023 related to interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the six months ended June 30, 2024 and 2023 was $(1,061,997) and $(1,150,844), respectively.

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth information from our statements of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Revenues	$13,500	$6,500
Cost of goods sold	(10,780)	(9,000)
Gross profit (loss)	2,720	(2,500)
Operating expense	(525,029)	(911,905)
Operating loss	(522,309)	(914,405)
Non-operating income (expense)	18,851	11,879
Net loss	$(503,458)	$(902,526)

Revenues and Cost of Goods Sold

Revenue was $13,500 and $6,500 for the three months ended June 30, 2024 and 2023, respectively. All revenue recognized in the three months ended June 30, 2024 and 2023 relate to consulting income with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expense

Operating expense for the three months ended June 30, 2024 and 2023, respectively consists of the following:

	Three months ended June 30, 2024	Three months ended June 30, 2023
Professional fees, including stock-based compensation	$279,814	$608,747
Payroll expense	90,628	72,013
Research and development	99,662	173,353
General and administrative expense	54,925	57,792
Total operating expense	$525,029	$911,905

Operating expense for the three months ended June 30, 2024 and 2023 was $525,029 and $911,905, respectively. The decrease in operating expense from 2023 to 2024 can be attributed to a decrease in professional fees from $608,747 for the three months ended June 30, 2023 to $279,814 for the three months ended June 30, 2024, attributable to the stock based compensation expense related to the restricted stock units; a decrease in general and administrative expense from $57,792 for the three months ended June 30, 2023 to $54,925 for the three months ended June 30, 2024; a decrease in research and development expense from $173,353 for the three months ended June 30, 2023 to $99,662 for the three months ended June 30, 2024 as the Company ramped up the development of their products in 2023 to include studies that are required to continue to have their products accepted by the FDA, and completed some of those studies for the 2024 period; and an increase in payroll expense related to the CEOs employment contract and bonus to $90,628 for the three months ended June 30, 2024 from $72,013 for the three months ended June 30, 2023.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended June 30, 2024 and 2023 consists of the following:

	Three months ended June 30, 2024	Three months ended June 30, 2023
Interest income	$18,851	$11,879
Non-operating income (expense)	$18,851	$11,879

Non-operating income (expense) for the three months ended June 30, 2024 and 2023 related to interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the three months ended June 30, 2024 and 2023 was $(503,458) and $(902,526), respectively.

Liquidity and Capital Resources

At June 30, 2024, the Company had working capital of $1,603,105, as compared to working capital of $1,365,120 at December 31, 2023. During the six months ended June 30, 2024 and 2023, the Company experienced negative cash flow from operations of $706,870 and $607,963 and had no cash from investing activities. In both 2024 and 2023, there were no investing activities, and in 2024 and 2023, the Company raised $839,000 and $650,665 from the sales of common stock and warrants as part of our Reg A+. As of June 30, 2024, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $607,963 for the six months ended June 30, 2023 to $706,870 for the six months ended June 30, 2024. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, stock-based compensation, as well as the changes in accounts receivable, prepaid expense and accounts payable in 2024 compared to only having net changes from current assets and liabilities and stock-based compensation in 2023.

The Company has generated material operating losses since inception. The Company had a net loss of $1,061,997 and $1,150,844 for the six months ended June 30, 2024 and 2023, respectively. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Although the Company is seeking to raise additional capital and has engaged in numerous discussions with investment bankers and investors, to date, the Company has not received firm commitments for the required funding. Based upon its discussions, the Company anticipates that if the Company is able to obtain the funding required to retire outstanding debt, pay past due payables and maintain its current operating activities, that the terms and conditions associated with such future funding will result in material dilution to existing shareholders.

Recent geopolitical events, including the inherent instability and volatility in global capital markets, as well as the lack of liquidity in the capital markets, could also impact the Company’s ability to obtain financing and its ability to execute its business plan.

Our Chief Executive Officer currently works from his home office in virtual communication with key personnel. Cadwell Laboratories, which is controlled by Carl Cadwell, a director of the Company, provides office space to management on an as-needed basis until such time as the Company leases permanent office space.

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended June 30, 2024, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2023, filed on March 18, 2024.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Chief Executive Officer and Interim Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that, because of material weakness related to proper segregation of duties, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

From January 1, 2024 through June 30, 2024, the Company issued 13,000,000 shares of common stock and warrants to purchase 7,000,000 shares of common stock pursuant to the Regulation A+ Offering for cash proceeds of $839,000.

The Company issued 162,600 shares of common stock for services rendered valued at $13,232.

The Company issued 16,624,612 shares of common stock in the cashless exercise of 24,534,000 warrants.

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

Vivos Inc.

Date: August 13, 2024	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

