Form 10-Q
period 2024-09-30
VIVOS INC
filed 2024-11-13
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2024

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

As of November 13, 2024, there were 417,592,703 shares of the registrant’s common stock outstanding.

i

PART I – FINANCIAL INFORMATION

VIVOS INC

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
	(UNAUDITED)

ASSETS

Current Assets:
Cash	$1,218,160	$1,592,287
Accounts receivable	5,000	7,000
Prepaid expenses	21,165	10,837

Total Current Assets	1,244,325	1,610,124

TOTAL ASSETS	$1,244,325	$1,610,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$48,820	$245,004

Total Current Liabilities	48,820	245,004

Total Liabilities	48,820	245,004

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 200,363 shares issued and outstanding, respectively	200	200
Additional paid in capital - Series B Convertible preferred stock	290,956	290,956
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 417,592,703 and 387,894,033 issued and outstanding, respectively	417,593	387,894
Additional paid in capital - common stock	75,479,376	73,791,430
Accumulated deficit	(84,338,041)	(82,450,781)

Total Stockholders’ Equity	1,195,505	1,365,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,244,325	$1,610,124

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2024	2023	2024	2023

Revenues, net	$23,000	$19,500	$5,000	$7,000
Cost of Goods Sold	(20,699)	(16,536)	(3,919)	-

Gross profit	2,301	2,964	1,081	7,000

OPERATING EXPENSES
Professional fees, including stock-based compensation	1,310,604	1,205,819	627,152	512,856
Payroll expenses	267,153	214,083	85,400	69,562
Research and development	223,660	300,586	66,551	80,858
General and administrative expenses	143,468	132,831	65,123	31,357

Total Operating Expenses	1,944,885	1,853,319	844,226	694,633

OPERATING LOSS	(1,942,584)	(1,850,355)	(843,145)	(687,633)

NON-OPERATING INCOME (EXPENSE)
Interest income	55,324	31,821	17,882	19,943

Total Non-Operating Income (Expenses)	55,324	31,821	17,882	19,943

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,887,260)	(1,818,534)	(825,263)	(667,690)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,887,260)	$(1,818,534)	$(825,263)	$(667,690)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	403,860,277	367,112,957	418,629,728	370,541,528

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Deficit	Total

Balance - December 31, 2022	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	362,541,518	$362,541	$71,217,954	$(79,556,028)	$1,661,044

Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(248,318)	(248,318)

Balance - March 31, 2023	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	362,541,518	362,541	71,217,954	(79,804,346)	1,412,726

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	8,000,000	8,000	632,000	-	640,000
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	10,665	-	10,665
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	515,975	-	515,975
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(902,526)	(902,526)

Balance - June 30, 2023	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	370,541,518	370,541	72,376,594	(80,706,872)	1,676,840

RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	450,000	-	450,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(667,690)	(667,690)

Balance - September 30, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	370,541,518	$370,541	$72,826,594	$(81,374,562)	$1,459,150

Balance - December 31, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	387,894,033	$387,894	$73,791,430	$(82,450,781)	$1,365,120

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	2,000,000	2,000	126,000	-	128,000
Services	-	-	-	-	-	-	-	-	-	139,834	140	9,342	-	9,482
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	2,000	-	2,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(558,539)	(558,539)

Balance - March 31, 2024	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	390,033,867	390,034	74,290,272	(83,009,320)	1,307,563

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	11,000,000	11,000	693,000	-	704,000
Services	-	-	-	-	-	-	-	-	-	22,766	22	3,728	-	3,750
Cashless exercise of warrants	-	-	-	-	-	-	-	-	-	16,624,612	16,625	(16,625)	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	5,000	-	5,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	86,250	-	86,250
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(503,458)	(503,458)

Balance - June 30, 2024	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	417,681,245	417,681	75,061,625	(83,512,778)	1,603,105

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Services	-	-	-	-	-	-	-	-	-	278,652	279	55,884	-	56,163
Cashless exercise of warrants	-	-	-	-	-	-	-	-	-	295,306	295	(295)	-	-
Vested RSUs	-	-	-	-	-	-	-	-	-	500,000	500	(500)	-	-
Adjustment for vested RSUs	-	-	-	-	-	-	-	-	-	(1,162,500)	(1,162)	1,162	-	-
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(825,263)	(825,263)

Balance - September 30, 2024	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	417,592,703	$417,593	$75,479,376	$(84,338,041)	$1,195,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(1,887,260)	$(1,818,534)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	69,395	-
RSUs issued for services	809,250	965,975
Changes in assets and liabilities
Accounts receivable	2,000	3,000
Prepaid expenses and other assets	(10,328)	3,996
Accounts payable and accrued expenses	(196,184)	15,677
Total adjustments	674,133	988,648

Net cash used in operating activities	(1,213,127)	(829,886)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from short-term advances from related party	-	10,000
Proceeds from common stock and warrants	839,000	650,665
Net cash provided by financing activities	839,000	660,665

NET (DECREASE) IN CASH	(374,127)	(169,221)

CASH - BEGINNING OF PERIOD	1,592,287	1,706,065

CASH - END OF PERIOD	$1,218,160	$1,536,844

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

VIVOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2024 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 18, 2024.

Business Overview

The Company was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation, and on December 28, 2017, the Company began operating as Vivos Inc. The Company has authorized capital of 950,000,000 shares of common stock (“Common Stock”), $0.001 par value per share, and 20,000,000 shares of preferred stock (“Preferred Stock”), $0.001 par value per share.

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

In the third quarter of 2024, the Company entered the market of treating exotic animals by treating a ferret. The Company also has established important contacts at zoos and used conferences to communicate the effectiveness of Precision Radionuclide Therapy TM to the zoo community.

The Company intends to conduct human trials internationally, initially in Southeast Asia. These trials will be initiated prior to trials in the United States, and will be conducted under a protocol consistent with and complimentary to the IDE and human trial roadmap in the United States.

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

We have trademark protection in several countries on IsoPet®, RadioGel®, Precision Radionuclide TherapyTM, BetaGelTM, GammaGelTM, and AlphaGelTM.

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

Financing and Strategy

In November 2019, the SEC qualified the Company’s offering of its Common Stock, under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”) (“Regulation A”), which offering was and amended from time to time thereafter (the “2019 Regulation A+ Offering”). In September 2021, the SEC qualified the Company’s offering of Common Stock under Regulation A, which offering was amended from time to time thereafter (together with the 2019 Regulation A+ Offering, the “Prior Regulation A+ Offerings”). During the year ended December 31, 2023, $1,179,245 was raised through the sale of 16,132,000 shares of common stock and the private placement of 18,797,000 warrants. During the nine months ended September 30, 2024, the Company raised $839,000 through the issuance of 13,000,000 shares of common stock and 7,000,000 warrants. The Company’s Prior Regulation A Offerings undertaken pursuant to Regulation A+ have raised approximately $6,000,000 from the sale of shares of common stock.

On July 17, 2024, the SEC qualified the Company’s offering under Regulation A to offer up to $60,000,000 shares of its Common Stock (the “July 2024 Regulation A+ Offering”).

The Company is using the proceeds generated from the Prior Regulation A+ Offering and the July 2024 Regulation A+ Offering as follows:

Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities. The Company may require additional funding of approximately $5 million annually to maintain current operating activities. Over the next 12 to 48 months, the Company believes it will cost approximately $9 million to: (1) fund the FDA approval process to conduct human clinical trials; (2) conduct Phase I, pilot, and clinical trials; (3) activate several regional clinics to administer IsoPet® across the county; (4) create an independent production center within the current production site to create a template for future international manufacturing; and (5) initiate regulatory approval processes outside of the United States. The proceeds to be raised from the Regulation A+ Offerings will be used to continue to fund this development.

The continued deployment of the brachytherapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise), and any requirements for additional studies (which may possibly include clinical studies). Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be: (1) the timing of any approvals; (2) the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution, and licensing of those products; and (3) the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements, as well as proceeds to be raised from the Regulation A+ Offerings.

Following receipt of required regulatory approvals and necessary financing to fund our working capital requirements, the Company intends to outsource material aspects of manufacturing, distribution, sales, and marketing for operations within the U.S. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

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

As of September 30, 2024, the Company had $1,218,160 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will not be enough to cover the fixed and variable obligations of the Company.

The Company anticipates using the proceeds from the July 2024 Regulation A+ Offering as follows:

For the animal therapy market:

●	Expand communication on our website, the Company’s social media presence, conferences, and journals, each intended to increase the number of certified clinics for small animal and equine therapy and to increase the number of patients.
●	Subsidize some IsoPet® therapies, if necessary, to ensure that all viable candidates are treated; and.
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System.
●	Begin automation of product manufacturing.
●	Fund liability insurance for human clinical studies; and.
●	Fund human clinical studies in the US.

Research and development of the Company’s precision radionuclide therapy product line has been funded with proceeds from the sale of equity and debt securities, including from the Prior Regulation A+ Offerings. The Company requires additional funding of approximately $2.5 million annually to maintain operating activities. Over the next 36 months, the Company believes it will cost approximately $8.0 to $9.0 million to: (1) fund the FDA approval process to conduct human clinical trials; (2) conduct Phase I, pilot, clinical trials; (3) activate several regional clinics to administer IsoPet® across the U.S.; (4) create an independent production center within the current production site to create a template for future international manufacturing; and (5) initiate regulatory approval processes outside of the United States. The proceeds raised from the Prior Regulation A+ Offerings were used to fund this development and proceeds from the July 2024 Regulation A+ Offering will be used to continue such development efforts.

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

The Company’s headquarters are in the State of Washington., The initial focus of the animal therapy market has been the Northwestern sector of the United States. The Company has initiated marketing efforts to the animal therapy market in other regions of the United States, attempting to increase the exposure to our product and increase revenue opportunities.

There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will not be enough to cover the fixed and variable obligations of the Company. The Company has focused on operating on minimum overhead, including using a virtual office for the last several years and retaining experienced industry consultants available on an as needed basis. This has helped focus the capital received from the Company’s Regulation A+ Offerings on activities that enhance our objectives.

There is no guarantee that the Company will be able to raise additional funds or to do so on terms advantageous to the Company’s stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to seek additional funding to maintain its operations through debt and equity financing and to improve operating performance through a focus on strategic products and increased efficiencies in business processes and improvements to the cost structure. There can be no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2024 and December 31, 2023, the balances reported for cash, prepaid expense, accounts receivable, accounts payable, and accrued expense, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the three and nine months ended September 30, 2024 and 2023, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

All revenue recognized in the three and nine months ended September 30, 2024 and 2023 relate to the procedures performed with respect to the IsoPet® therapies.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive Common Stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the nine months ended September 30, 2024 and 2023, the basic earnings per share equals the diluted earnings per share.

The following represent Common Stock equivalents that could be dilutive in the future as of September 30, 2024 and December 31, 2023, which include the following:

	September 30, 2024	December 31, 2023
Preferred stock	9,909,570	9,909,570
Restricted stock units	12,000,000	1,450,000
Common stock options	2,252,809	2,252,809
Common stock warrants	8,100,000	26,134,000
Total potential dilutive securities	32,262,379	39,746,379

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

The Company incurred $66,551 and $80,858 in research and development costs for the three months ended September 30, 2024 and 2023, respectively, and $223,660 and $300,586 in research and development costs for the nine months ended September 30, 2024 and 2023, respectively, all of which were recorded in the Company’s operating expense noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the three and nine months ended September 30, 2024 and 2023, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of September 30, 2024 and December 31, 2023.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the three and nine months ended September 30, 2024 and 2023. The Company did not have any deferred tax liability or asset on its balance sheets as of September 30, 2024 and December 31, 2023.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

NOTE 2: RELATED PARTY TRANSACTIONS

In September 2023, our Chief Executive Officer advanced $10,000 to the Company, which amount was repaid October 4, 2023.

NOTE 3: STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 950,000,000 shares of Common Stock. As of September 30, 2024 and December 31, 2023, there are 417,592,703 and 387,894,033 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock. There are currently three series of Preferred Stock outstanding; Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The Company’s Board of Directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

Series A Convertible Preferred Stock

On June 30, 2015, a certificate of designations was filed with the Delaware Secretary of State to designate 2,500,000 shares of the Company’s Preferred Stock as Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) (the “Series A COD”). Effective March 31, 2016, the Company amended the Series A COD, increasing the maximum number of shares of Series A Preferred from 2,500,000 shares to 5,000,000 shares. As of September 30, 2024 and December 31, 2023, there are 2,071,007 shares of Series A Preferred issued and outstanding, respectively.

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

Series B Convertible Preferred Stock

On October 10, 2018, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) (the “Series B COD”). As of September 30, 2024 and December 31, 2023, there are 200,363 shares of Series B Preferred issued and outstanding, respectively.

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

Series C Convertible Preferred Stock

On March 27, 2019, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”) (the “Series C COD”). As of September 30, 2024 and December 31, 2023, there were 385,302 shares of Series C Preferred issued and outstanding, respectively.

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

Common and Preferred Stock Issuances

Common and Preferred Stock Issuances - 2024

From January 1, 2024 through September 30, 2024, the Company issued 13,000,000 shares of Common Stock and warrants to purchase 7,000,000 shares of Common Stock pursuant to the Regulation A+ Offerings for cash proceeds of $839,000.

The Company issued 441,252 shares of Common Stock for services rendered valued at $69,395.

The Company issued 16,919,918 shares of Common Stock in the cashless exercise of 25,034,000 warrants.

The Company settled 500,000 RSUs for Common Stock.

The Company adjusted their common shares for vested RSUs in prior periods that were cancelled.

Common and Preferred Stock Issuances – 2023

In April 2023, the Company issued 8,000,000 shares of Common Stock, 2,665,000 Series A warrants and 8,000,000 Series B warrants in their Regulation A+ Offerings for $640,000. The Company sold the warrants for $10,665.

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

The following schedule summarizes the changes in the Company’s stock options:

	Options Outstanding		Weighted Average Remaining		Weighted Average
	Number Of Shares	Exercise Price Per Share	Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Nine Months Ended September 30, 2024

Outstanding at January 1, 2024	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/canceled	-	$-	-		$-
Outstanding at September 30, 2024	2,252,809	$0.024-0.04	4.95 years	$284,567	$0.04
Exercisable at September 30, 2024	2,252,809	$0.024-0.04	4.95 years	$284,567	$0.04

Nine Months Ended September 30, 2023

Outstanding at January 1, 2023	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/canceled	-	$-	-		$-
Outstanding at September 30, 2023	2,252,809	$0.024-0.04	5.95 years	$65,819	$0.04
Exercisable at September 30, 2023	2,252,809	$0.024-0.04	5.95 years	$65,819	$0.04

During the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, the Company recognized $0 of stock-based compensation expense related to the vesting of stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average Remaining		Weighted Average
	Number Of Shares	Exercise Price Per Share	Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Nine Months Ended September 30, 2024

Outstanding at January 1, 2024	26,134,000	$0.06-0.10	3.54 years	$-	$0.0827
Granted	7,000,000	$0.075	-	$-	$-
Exercised	(25,034,000)	$-	-	$-	$-
Expired/cancelled	-	$-	-	$-	$-
Outstanding at September 30, 2024	8,100,000	$0.075	3.25 years	$717,660	$0.075
Exercisable at September 30, 2024	8,100,000	$0.075	3.25 years	$717,660	$0.075

Nine Months Ended September 30, 2023

Outstanding at January 1, 2023	26,737,500	$0.06-0.10	1.52 years	$-	$0.09
Granted	10,665,000	$0.0775	-	$-	$-
Redeemed	(500,000)	$-	-	$-	$-
Expired/cancelled	(11,237,500)	$-	-	$-	$-
Outstanding at September 30, 2023	25,665,000	$0.06-0.10	1.91 years	$150,573	$0.079
Exercisable at September 30, 2023	25,665,000	$0.06-0.10	1.91 years	$150,573	$0.079

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

The Company granted 10,665,000 warrants in their Reg A+ funding in April 2023, with an exercise price of $0.0775 and a three-year term.

The Company granted 2,000,000 warrants in their Regulation A+ Offering in January 2024, with an exercise price of $0.075 and a three-year term and 5,000,000 warrants with the same terms on April 1, 2024.

The Company issued 16,919,918 shares of Common Stock in the cashless exercise of 25,034,000 warrants.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number Of Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2024

Outstanding at January 1, 2024	1,450,000	$0.09
Granted	21,050,000	$0.077
Vested	(10,500,000)	$-
Forfeited	-	$-
Outstanding at September 30, 2024	12,000,000	$0.08

Nine Months Ended September 30, 2023

Outstanding at January 1, 2023	10,262,500	$0.08
Granted	2,900,000	$0.091
Vested	(10,725,000)	$-
Forfeited	(262,500)	$-
Outstanding at September 30, 2023	2,175,000	$0.09

During the nine months ended September 30, 2024 and 2023, the Company recognized $809,250 and $965,975 in expense related to the vesting of its restricted stock units. As of September 30, 2024, the Company had $951,595 worth of expense yet to be recognized for restricted stock units not yet vested.

On January 1, 2024, the Company granted 20,000,000 restricted stock units to its Chief Executive Officer as part of his new employment agreement that vest in four equal installments over a two-year period beginning February 1, 2024. During the nine months ended September 30, 2024, 10,500,000 of these restricted stock units vested. In May 2024, the Company granted 1,050,000 restricted stock units to consultants that vest through December 31, 2025.

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

NOTE 6: SUBSEQUENT EVENTS

On November 12, 2024, the Company entered into agreements for the issuance of 11,950,000 shares of common stock for $1,434,000 under the Regulation A+. The Company additionally entered into agreements for the sale of 11,950,000 warrants, 30% of which expire December 31, 2024 at an exercise price of $0.01 and 70% of which expire December 31, 2027 at an exercise price of $0.15 for $11,950 which were not part of the Regulation A+. The shares and warrants will be issued upon receipt of fully executed agreements and receipt of all funds.

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

Vivos Inc. (the “Company”) was incorporated under the laws of Delaware on December 23, 1994 as Savage Mountain Sports Corporation (“SMSC”). On September 6, 2006, the Company changed its name to Advanced Medical Isotope Corporation, and on December 28, 2017, the Company began operating as Vivos Inc. The Company has authorized capital of 950,000,000 shares of common stock, $0.001 par value per share (“Common Stock”), and 20,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

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

Financing and Strategy

In November 2019, the Securities and Exchange Commission (the “SEC”) qualified the Company’s offering of its Common Stock under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”)(“Regulation A”), which offering was and amended from time to time thereafter (the “2019 Regulation A+ Offering”). In September 2021, the SEC qualified the Company’s offering of Common Stock under Regulation A, which offering was amended from time to time thereafter (together with the 2019 Regulation A+ Offering, the “Prior Regulation A+ Offerings”). During the year ended December 31, 2023, $1,179,245 was raised through the sale of 16,132,000 shares of Common Stock and the private placement of 18,797,000 warrants. During the period January 1, 2024 through May 10, 2024, the Company raised $834,000 through the issuance of 13,000,000 shares of Common Stock and the private placement of 2,000,000 warrants. During the nine months ended September 30, 2024, the Company raised $839,000 through the issuance of 13,000,000 shares of Common Stock and 7,000,000 warrants. The Company’s Prior Regulation A Offerings undertaken pursuant to Regulation A+ have raised approximately $6,000,000 from the sale of shares of Common Stock.

On July 17, 2024, the SEC qualified the Company’s offering under Regulation A to offer up to $60,000,000 shares of its Common Stock (the “July 2024 Regulation A+ Offering”).

The Company anticipates using the proceeds from the July 2024 Regulation A+ Offering as follows:

For the animal therapy market:

●	Expand communication on our website, our social media presence, conference, and journals, each to increase the number of certified clinics for small animal and equine therapy and to increase the number of patients;
●	Subsidize some IsoPet® therapies, if necessary, to ensure that all viable candidates are treated; and
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System;
●	Begin automation of product manufacturing;
●	Fund liability insurance for human clinical studies; and
●	Fund human clinical studies in the U.S.

Research and development of the Company’s precision radionuclide therapy product line has been funded with proceeds from the sale of equity and debt securities, including from the Prior Regulation A+ Offerings. The Company requires additional funding of approximately $2.5 million annually to maintain operating activities. Over the next 36 months, the Company believes it will cost approximately $8.0 to $9.0 million to: (1) fund the FDA approval process to conduct human clinical trials; (2) conduct Phase I, pilot, clinical trials; (3) activate several regional clinics to administer IsoPet® across the county; (4) create an independent production center within the current production site to create a template for future international manufacturing; and (5) initiate regulatory approval processes outside of the United States. The proceeds raised from the Prior Regulation A+ Offerings were used to fund this development and proceeds from the July 2024 Regulation A+ Offering will used to continue such development efforts.

The continued deployment of the precision radionuclide therapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the precision radionuclide therapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s precision radionuclide therapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution, and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or from proceeds raised from the Prior Regulation A+ Offering and from the July 2024 Regulation A+ Offering.

The Company intends to expand the indications for use in phases: first, for lymph nodes associated with thyroid cancer, secondly, cancerous lung nodules, and finally, all non-sectable solid tumors. It is anticipated that the medical community may begin to use RadioGel off-label, we will support but will not encourage that practice.

Following receipt of required regulatory approvals and financing, in the U.S., the Company intends to outsource material aspects of manufacturing, distribution, sales, and marketing. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

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

The Company’s headquarters are in the State of Washington., The initial focus of the animal therapy market has been the Northwestern sector of the U.S. The Company has initiated marketing efforts to the animal therapy market in other regions of the U.S., attempting to increase the exposure to our product and increase revenue opportunities.

As of September 30, 2024, the Company had $1,218,160 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will be insufficient to cover the fixed and variable obligations of the Company. The Company has focused on operating on minimum overhead, including using a virtual office for the last several years and retaining experienced industry consultants available on an as needed basis. This has helped focus the capital received from the Company’s Regulation A+ Offerings on activities that enhance our objectives.

No assurances can be given that the Company will be able to raise additional funds or to do so on terms advantageous to the Company or its stockholders.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth information from our statements of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenues	$23,000	$19,500
Cost of goods sold	(20,699)	(16,536)
Gross profit	2,301	2,964
Operating expense	(1,944,885)	(1,853,319)
Operating loss	(1,942,584)	(1,850,355)
Non-operating income	55,324	31,821
Net loss	$(1,887,260)	$(1,818,534)

Revenues and Cost of Goods Sold

Revenue was $23,000 and $19,500 for the nine months ended September 30, 2024 and 2023, respectively. All revenue recognized in the nine months ended September 30, 2024 and 2023 relate to consulting income with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expense

Operating expense for the nine months ended September 30, 2024 and 2023, respectively consists of the following:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Professional fees, including stock-based compensation	$1,310,604	$1,205,819
Payroll expense	267,153	214,083
Research and development	223,660	300,586
General and administrative expense	143,468	132,831
Total operating expense	$1,944,885	$1,853,319

Operating expense for the nine months ended September 30, 2024 and 2023 was $1,944,885 and $1,853,319, respectively. The increase in operating expense from 2023 to 2024 can be attributed to an increase in professional fees from $1,205,819 for the nine months ended September 30, 2023 to $1,310,604 for the nine months ended September 30, 2024, partially attributable to the stock based compensation expense related to the restricted stock units; an increase in general and administrative expense from $132,831 for the nine months ended September 30, 2023 to $143,468 for the nine months ended September 30, 2024; a decrease in research and development expense from $300,586 for the nine months ended September 30, 2023 to $223,660 for the nine months ended September 30, 2024 as the Company ramped up the development of their products in 2023 to include studies that are required to continue to have their products accepted by the FDA, and completed some of those studies for the 2024 period; and an increase in payroll expense related to the CEO’s employment contract and bonus, to $267,153 for the nine months ended September 30, 2024 from $214,083 for the nine months ended September 30, 2023.

Non-Operating Income (Expense)

Non-operating income (expense) for the nine months ended September 30, 2024 and 2023 consists of the following:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Interest income	$55,324	$31,821
Non-operating income (expense)	$55,324	$31,821

Non-operating income (expense) for the nine months ended September 30, 2024 and 2023 related to interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the nine months ended September 30, 2024 and 2023 was $(1,887,260) and $(1,818,534), respectively.

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth information from our statements of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Revenues	$5,000	$7,000
Cost of goods sold	(3,919)	-
Gross profit	1,081	7,000
Operating expense	(844,226)	(694,633)
Operating loss	(843,145)	(687,633)
Non-operating income (expense)	17,882	19,943
Net loss	$(825,263)	$(667,690)

Revenues and Cost of Goods Sold

Revenue was $5,000 and $7,000 for the three months ended September 30, 2024 and 2023, respectively. All revenue recognized in the three months ended September 30, 2024 and 2023 relate to consulting income with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expense

Operating expense for the three months ended September 30, 2024 and 2023, respectively consists of the following:

	Three months ended September 30, 2024	Three months ended September 30, 2023
Professional fees, including stock-based compensation	$627,152	$512,856
Payroll expense	85,400	69,562
Research and development	66,551	80,858
General and administrative expense	65,123	31,357
Total operating expense	$844,226	$694,633

Operating expense for the three months ended September 30, 2024 and 2023 was $844,226 and $694,633, respectively. The increase in operating expense from 2023 to 2024 can be attributed to an increase in professional fees from $512,856 for the three months ended September 30, 2023 to $627,152 for the three months ended September 30, 2024, attributable to the stock based compensation expense related to the restricted stock units; an increase in general and administrative expense from $31,357 for the three months ended September 30, 2023 to $65,123 for the three months ended September 30, 2024 related to attendance at various conferences and a marketing campaign commenced in this quarter; a decrease in research and development expense from $80,858 for the three months ended September 30, 2023 to $66,551 for the three months ended September 30, 2024 as the Company ramped up the development of their products in 2023 to include studies that are required to continue to have their products accepted by the FDA, and completed some of those studies for the 2024 period; and an increase in payroll expense related to the CEO’s employment contract and bonus to $85,400 for the three months ended September 30, 2024 from $69,562 for the three months ended September 30, 2023.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended September 30, 2024 and 2023 consists of the following:

	Three months ended September 30, 2024	Three months ended September 30, 2023
Interest income	$17,882	$19,943
Non-operating income (expense)	$17,882	$19,943

Non-operating income (expense) for the three months ended September 30, 2024 and 2023 related to interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the three months ended September 30, 2024 and 2023 was $(825,263) and $(667,690), respectively.

Liquidity and Capital Resources

At September 30, 2024, the Company had working capital of $1,195,505, as compared to working capital of $1,365,120 at December 31, 2023. During the nine months ended September 30, 2024 and 2023, the Company experienced negative cash flow from operations of $1,213,127 and $829,886 and had no cash from investing activities. In both 2024 and 2023, there were no investing activities, and in 2024 and 2023, the Company raised $839,000 and $650,665 from the sales of Common Stock and warrants as part of our Regulation A+ Offerings. We also received $10,000 in September 2023 from advances from our CEO that was repaid in October 2023.As of September 30, 2024, the Company did not have any commitments for capital expenditures.

Cash used in operating activities increased from $829,886 for the nine months ended September 30, 2023 to $1,213,127 for the nine months ended September 30, 2024. Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, stock-based compensation, as well as the changes in accounts receivable, prepaid expense and accounts payable in 2024 compared to only having net changes from current assets and liabilities and stock-based compensation in 2023.

The Company has generated material operating losses since inception. The Company had a net loss of $1,887,260 and $1,818,534 for the nine months ended September 30, 2024 and 2023, respectively. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although no assurances can be given that such additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Although the Company is seeking to raise additional capital and has engaged in numerous discussions with investment bankers and investors, to date the Company has not received firm commitments for the required funding. Based upon its discussions, the Company anticipates that if the Company is able to obtain the funding required to retire outstanding debt, pay past due payables and maintain its current operating activities, that the terms and conditions associated with such future funding will result in material dilution to existing shareholders.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended September 30, 2024, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2023, filed on March 18, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

From January 1, 2024 through September 30, 2024, the Company issued 13,000,000 shares of Common Stock and warrants to purchase 7,000,000 shares of Common Stock pursuant to the Regulation A+ Offering for cash proceeds of $839,000.

The Company issued 441,252 shares of Common Stock for services rendered valued at $69,395.

The Company issued 16,919,918 shares of Common Stock in the cashless exercise of 25,034,000 warrants.

The Company settled 500,000 RSUs for common stock.

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

Vivos Inc.

Date: November 13, 2024	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

