Form 10-K
period 2024-12-31
VIVOS INC
filed 2025-03-24
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 0-53497

VIVOS INC

(Exact name of registrant as specified in its charter)

Delaware	80-0138937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1030 N Center Parkway

Kennewick, Washington 99352

(Address of principal executive offices) (Zip Code)

(509) 222-2222

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $78,824,965. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 7, 2025, there were 453,373,806 shares of the registrant’s common stock outstanding, 2,071,007 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 363 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

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

ITEM 1. BUSINESS.

Vivos Inc. (the “Company,” “we,” “us,” “our”) is a radiation oncology medical device company engaged in the development of its yttrium-90 (“Y-90”) based precision radionuclide therapy device, RadioGel™, for the treatment of non-resectable tumors, now trademarked as Precision Radionuclide TherapyTM. A prominent team of radiochemists, scientists, and engineers, collaborating with strategic partners, including national laboratories, universities, and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers, and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

In 2013, the United States Food and Drug Administration (“FDA”) issued the determination that RadioGel™ is a device for human therapy for non-resectable cancers in humans. This should result in a faster path than a drug for final approval.

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

Based on the FDA’s recommendation, RadioGelTM is being marketed as “IsoPet®” for use by veterinarians to avoid any confusion between animal and human therapy. The Company already has trademark protection for the “IsoPet®” name. IsoPet® and RadioGelTM are used synonymously throughout this document. The only distinction between IsoPet® and RadioGelTM is the FDA’s recommendation that we use “IsoPet®” for veterinarian usage, and reserve “RadioGelTM” for human therapy. Historically, the Company’s primary focus was on the development and marketing of Isopet® for animal therapy, through the Company’s IsoPet® Solutions division. Over the last four years much effort has been directed to completing the testing require to obtain FDA approval for an Investigational Device Exemption and to obtain approval for clinical trials in India.

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. In January 2025 the Company restructured and aligned its internal resources and focused effort to align with animal therapy, human therapy, and recently other applications of its patented technologies.

The Company has worked with five different national laboratories or university veterinarian hospitals on IsoPet®/RadioGelTM testing and therapy. Washington State University treated five cats for feline sarcoma and served to develop the procedures which are incorporated in our label. They concluded that the product was safe and effective in killing cancer cells. Colorado State University demonstrated the CT and PET-CT imaging of IsoPet®. The University of Missouri conducted an animal study to treat canine sarcoma. Johns Hopkins University completed a study on VX2 Tumors in Rabbits. Every study confirmed that the Y-90 stayed at the injection site with insignificant distribution outside that boundary.

Commencing in July 2019, the Company recognized its first commercial sale of IsoPet®. A veterinarian from Alaska brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400Gy with heavy therapy at the margins.

The Company anticipates that any near-term profits, if any, will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from certifying veterinary clinics to administer IsoPet Therapy. Until recently the Company certified clinics at its own expense, but the demand has increased to the point that starting in 2025 the Company billed its first clinic for the certification process.

The plan is to incorporate the data assembled from our work with Isopet® in animal therapy to support the Company’s efforts in the development of our RadioGel™ device candidate, including obtaining approval from the FDA to market and sell RadioGel™ as a Class II medical device. RadioGel™ is an injectable particle-gel for Precision Radionuclide Therapy radiation treatment of cancerous tumors in people and animals. RadioGel™ is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small, less than two microns, Y-90 phosphate particles. Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactivity drops to 5% of its original value after ten days.

In 2021 the Company modified its Indication for Use from skin cancer to cancerous tissue or solid tumors pathologically associated with locoregional papillary thyroid carcinoma and recurrent papillary thyroid carcinoma having discernable tumors associated with metastatic lymph nodes or extranodal disease in patients who are not surgical candidates or who have declined surgery, or patients who require post-surgical remnant ablation (for example, after prior incomplete radioiodine therapy). Papillary thyroid carcinoma belongs to the general class of head and neck tumors for which tumors are accessible by intraoperative direct needle injection. The Company’s Medical Advisory Board felt that demonstrating efficacy in clinical trials with this new indication provided a more efficient pathway to regulatory clearance.

In December 2023, the Food and Drug Administration granted RadioGel Precision Radionuclide Therapy the designation as a Breakthrough Device pursuant to the FDA’s Breakthrough Devices Program. This gave the company access to the “sprint” rapid review process for IDE comments. For the last several months the company has been taking advantage of that program to resoled detailed FDA questions on a variety of topics.

In early 2025 the Company began actively pursuing human clinical trials in India. This involved successful step-by-step implementation of several requirements, including location of a respected lead investigator at a respected hospital; regulatory approvals (securing clearances from the Scientific Committee, Ethics Committee, and the Central Drugs Standard Control Organisation (CDSCO) under the Ministry of Health & Family Welfare, and the Company was issued the Clinical Trial Registry-India (CTRI) number required for publishing results); logistical coordination (acquired liability insurance, expanded the treatment institution’s radioactive material license to include RadioGel®, and established robust international shipping protocols and an alternate contingency shipping path for the Yttrium-90 (Y-90)-based product); protocol development (finalized the Clinical Trial Protocol, incorporating Mayo Clinic study designs and feedback from FDA pre-submission discussions); operational readiness (re-validated RadioGel® manufacturing at IsoTherapeutics to ensure compliance with Quality Management System standards and FDA sterility and validation recommendations); administrative preparations (signed agreements with the Ethics Committee and treatment institution while confirming trademark and patent protections in the region); and training and certification (conducted comprehensive certification training for the treatment team). Failure on any step would have terminated the effort.

In December 2024 the Company conducted an important offset strategic meeting to ensure that its entire key internal and external team was alighted to its strategic plans. Attendees included all our current internal team members, our senior health physics volunteer, the members of the Medical Advisory Board and the Veterinary Medicine Advisory Board, lead Investigator for the proposed Mayo Clinic clinical trial, lead investigator for the clinical trial in India, and our patent attorney. The primary objective was to re-assess our business direction, to select the next target series of indications for Use, to ensure that we have developed the optimum precision Radionuclide TherapyTM approach for each cancer type, including the isotope, the delivery technique, and the dose, and to ensure that our current and future patents protect these directions. It also discussed the domestic and internation plans.

The Company decided to explore the viability of harvesting its technology for other business opportunities as a separate “division.” The Company is working with Akina, on these initiatives. The current efforts are on the Peltier Chiller technology and the hydrogel. To prevent the Company from being distracted from its primary focus of treating cancer, if viable, Akina would probably also be the principal distributor. Alternatively, each business sector can be spun off as separate business activities to an interested party.

Controlled Laboratory Chilling - As Akina explained, it is easy to purchase many laboratory devices to control heating, but there are limited or no options for controlled cooling, which is a common laboratory requirement usually involving ice baths. The Company is now testing a prototype universal laboratory cooling device.

Hydrogel – the Company spent years on refining the development of its hydrogel, in which gelation initiates just above room temperature and is completed as it warms to body temperature. It is currently investing in quantifying and controlling the hydrogel resorption characteristics. There has been sufficient spontaneous interest in this component to warrant a serious business case assessment. The Company just trademarked the name Precision GelTM and, in addition to its current hydrogel patent, has filed a new provisional patent in January 2025 to cover retention, transport, and release of a broad range of agents. These agents include radioactive and non-radioactive materials, solid particles, including nano-particles, large molecules, small molecules, including liquids, cells, and viruses. A MOU has been drafted to interface with potential clients including licensing and exclusive material contracting. Initial meetings are scheduled in the first quarter of 2025 with potential clients to assess the business viability.

Intellectual Property

Our original license agreement with Battelle National Laboratory (the “Battelle License”) reached its end of life in 2022. We have expanded our proprietary knowledge, as well as our trademark and patent protection, in anticipation of the Battelle License reaching the end of its term during the past several years.

Our trademark protection, which usually is extended to 17 countries, has been expanding continuously as summarized below:

We own applications/registrations for the following and should mark as noted below:

○	ISOPET®
○	RADIOGEL®
○	ALPHA-GELTM
○	BETA-GELTM
○	GAMMA-GELTM
○	PRECISION RADIONUCLIDE THERAPYTM
○	PRECISIONGELTM

Similarly, we have systematically filed provisional and utility patents that cover our key components, hydrogel and the yttrium phosphate particles, and our injection system in the US office and more than ten others covering approximately 63 counties.

In January 2025 we filed an additional provisional patent on the control, transport, and delivery of PrecisionGel.

IsoPet Regional Clinics

Vista Veterinary Hospital (“Vista”) was selected as the pilot private clinic to initiate commercial sales of IsoPet®. It is good management practice to implement and learn from a pilot program before spreading to regional clinics across the country. Vista is in the Tri-Cities Washington area was convenient for interactions with key personnel of the Company.

Vista has done well in several audits by the Washington State Department of Health. The Company worked closely with the Washington State Department of Health to refine and improve the radioactive material license by adding several detailed procedures, which will benefit future regional clinics. In addition, a second veterinarian has been certified.

The testing at the universities and at Vista have demonstrated that IsoPet® is effective on killing cancer tissue near the injections. It is most effective in early cases before the cancer has begun to spread. Later stage cancers are more difficult to treat since the tendrils from the primary cancer site are not well defined or imaged and therefore can lead to recurrence.

Johns Hopkins University Veterinary Clinical Trials Network (“Johns Hopkins”), is now an Isopet® regional clinic. They have the required radioactive material license and have completed their training certification for Isopet®. This important relationship will also help meet our objective of obtaining high quality data on a range of cancers that can be published in leading journals. These publications are the optimal way to increase awareness of Isopet®, and to gain broader acceptance from the veterinarian/oncology community. Johns Hopkins just completed the VX2 Tumor therapy animal study in rabbits and is writing a report for publication. The study further demonstrated the safety of RadioGel®, generating the activity decay curves that show that the hydrogel remains at the injection site. This study also: (1) demonstrated the validity of the Instructions for Use; (2) the validity of the Injection Guidance Table; and (3) provided a basis for refining the techniques for treating small human cancerous lymph nodes.

RadioGel’s classification as a breakthrough device was positively influenced by the safety and effectiveness of many animal therapies.

We expanded the number of IsoPet Certified clinic from 4 in 2023 to 13 by the end of 2024:

●	Vista Veterinary Hospital – Kennewick, WA
●	University of Missouri – Columbia, MO
●	Johns Hopkins University – Baltimore, MD
●	New England Equine Practice – Patterson, NY
●	Myhre Equine Clinic, Rochester, NH
●	University of Wisconsin School of Veterinary Medicine, Madison, W
●	Brazos Valley Equine Hospital, Navasota, TX
●	Indian Creek Veterinary Hospital, Fort Wayne, IN
●	Hopkinton Animal Hospital - Hopkinton, N
●	NorthStar VETS Veterinary Emergency Trauma & Specialty Center, Robbinsville, NJ
●	Animal Emergency & Specialty Center of Knoxville, Knoxville, TN
●	Sumner Veterinary Hospital, Sumner, WA
●	The University of Illinois College of Veterinary Medicine, Urbana, IL

We now treat feline, canine, equine, and exotic animals.

We are targeting to open approximately ten more clinics in 2025.

The Company worked closely with FX Masse to assist the clinics with licensing. They developed nine certification training modules for use in potential regional clinics. These modules are necessary to satisfy the radioactive material handling licenses.

During 2024, the Company saw the development of three new websites to elevate the online presence and brand identity. These included a corporate website and dedicated sites for its two divisions, RadioGel® and IsoPet®, tailored to their unique audiences. Each site featured user-friendly designs, informative content, and engaging blogs to educate visitors and build industry authority. Marketing Materials were created that effectively communicated our innovative cancer treatment Precision Radionuclide Therapy™.

Our team managed a booth at six conferences. LeeAnna Binder toured the country discussing IsoPet therapy with several clinics in a specially modified IsoPet van. To amplify visibility, our marketing team managed and maintained an active presence on social media platforms, including Facebook, Instagram, X, and LinkedIn, with consistent, engaging posts to connect with our target audience. This comprehensive approach enhanced brand recognition, drove traffic to our websites, and supported business growth.

In 2024, IsoPet Division transitioned from data collection to commercialization, utilizing our extensive data to refine our offerings. By collaborating closely with certified clinics, we have recalibrated our pricing to make our services more affordable for pet patients. As we enter 2025, with plans to expand our clinic network across strategic US regions, we are excited about enhancing pet care nationwide. With increasing patient volumes, we are also aligning with our production team to establish a more defined ordering schedule. This strategy will help synchronize patient bookings with product availability, ultimately reducing production costs and making IsoPet’s solutions even more accessible.

Our objectives are to open several more regional clinics over the next three years, and to participate in a minimum of four conferences annually to spread the word about IsoPet® in the veterinarian community for treating tumors in small animals and horses. Our Veterinary Medicine Steering Board provides advice on obtaining new pet patients.

FDA Regulatory Status- Recent Developments

Human Therapy

In November 2020 the Company submitted a request for a Breakthrough Device Designation. Ultimately, this was denied, but the FDA acknowledged, “The FDA does believe that RadioGel™ meets criterion #2a: Device represents breakthrough technology. Your device does meet this criterion because it is a novel application of a precision radionuclide therapy device outside of the liver.” More importantly, the process resulted in a rapid review of our existing data and approach. It led to a redirection of our efforts on writing the Investigational Device Exemptions (“IDEs”) and saved the Company much time in the review of that future application.

Based on advice from the FDA the Company scheduled a Pre-Submission meeting on November 30, 2021 to discuss a draft of an IDE for Early Feasibility Medical Device Clinical Studies, including certain First in Human (“FIH”) Studies. Using this process results in more rapid feedback to prepare the final IDE.

The FDA was supportive and had suggested this Q-Submission path for rapid turnaround and dialog. The Mayo Clinic physicians did an excellent job presenting the need for Radiogel™ to treat recurrent thyroid cancer and to answer a range of questions from the new FDA review team. The FDA provided many helpful suggestions on a range of subjects from labeling to dosimetry to the Mayo Clinic protocol for clinical testing, and the need for some additional specific testing. They suggested having another Q-Sub Review and conference call dedicated to the details of the dosimetry calculations.

In May of 2022 the Company held another pre-submission meeting with the FDA. They concurred with our dosimetry techniques and requested one more animal test to confirm that the Y-90 stays at the injection site. We participated in another pre-submission meeting to discuss this new animal test of VX-2 tumors in rabbits at Johns Hopkins. We have a meeting scheduled with the FDA in October to obtain their feedback on our new animal test plan.

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

Since September 2024 the company has been engaged in the sprint process to discuss several FDA comments in detail. There will continue through February 2024, at which time we will re-submit the request for an IDE. In parallel, the Company is working with the Mayo Clinic’s principal investigators to improve the clinical trial protocol for their Institutional Review Board.

The Medical Advisory Board (“MAB”) selected 18 applications for RadioGel™, each of which meet the criteria described above. This large number confirms the wide applicability of the device and defines the path for future business growth. The Company’s application establishes a single Indication for Use - treatment of cancerous tissue or solid tumors pathologically associated with locoregional papillary thyroid carcinoma and recurrent papillary thyroid carcinoma.

We anticipate that this initial application will facilitate each subsequent application for additional Indications for Use. After the second Indication for Use, our objective is to apply for a broad Indication for Use which we would target to obtain approval to treat all solid tumors

Radiogel™ Device Designation:

In 2014, the Company submitted a presubmission (Q130140) to obtain FDA feedback about the proposed product. The FDA requested that the Company file a request for designation with the Office of Combination Products (RFD130051), which led to the determination that RadioGel™ is a device for human therapy for non-resectable cancers, which must be reviewed and ultimately regulated by the Center for Devices and Radiological Health (“CDRH”). The Company then submitted a 510(k) notice for RadioGel™ (K133368), which was found Not Substantially Equivalent due to the lack of a suitable predicate, and RadioGel™ was assigned to the Class III product code NAW (microspheres). Class III products or devices are generally the highest risk devices and are therefore subject to the highest level of regulatory review, control, and oversight. Class III products or devices must typically be approved by FDA before they are marketed. Class II devices represent lower risk products or devices than Class III and require fewer regulatory controls to provide reasonable assurance of the device’s safety and effectiveness. In contrast, Class I products and devices are deemed to be lower risk than Class I or II, and are therefore subject to the least regulatory controls.

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

Financing and Strategy

The Company requires funding of approximately $3.5 million per year for Selling and General Administration costs and to fund its ongoing initiatives. Over the next 36 months, the Company believes it will cost approximately $10 million to: (1) conduct human clinical trials; (2) activate several regional clinics to administer IsoPet® across the county; (3) create an alternate manufacturing center based on a template for future international manufacturing.

The principal variables in the timing and amount of spending depends on the speed of FDA approval for clinical trials. The currently approved 1-A Reg A provided a basis for obtaining most of the required investment, assuming there are willing investors. The Company intends to reduce its funding requirement via generating income from sales in the animal sector.

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

As of December 31, 2024, the Company has $2,212,548 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash may not be enough to cover the fixed and variable obligations of the Company. The company has been utilizing the previously authorized Reg A as the principal vehicle to obtain funding and intends to continue to bring in the funding necessary to support the projected activities through 2027. There is no guarantee that the Company will be able to raise additional funds or to do so at an advantageous price.

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

Steps from Production to Therapy

Device Production

During the next two years, the Company intends to continue to outsource material aspects of manufacturing and distribution. As future product volume increases, the Company will reassess its make-buy decision on manufacturing and will analyze the cost/benefit of a centrally located facility.

Production of the Hydrogel

RadioGel™ is manufactured with a proprietary process under ventilated sterile hood by following strict Good Management Practices (“GMP”) procedures. It is made in large batches that are frozen for up to three months. When the product is ready to ship, a small quantity of the gel is dissolved in a sterile saline solution. It is then passed through an ultra-fine filter to ensure sterility.

Production of the Yttrium-90 Phosphate Particles

The Y-90 particles are produced with simple ingredients via a proprietary process, again following strict GMP procedures. They are then mixed into a phosphate-buffered saline solution. They can be produced in large batches for several shipments. The number of particles per shipment is determined by the dose prescribed by the doctor.

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

The specific injection technique described on the Instructions for Use. For small tumors, one centimeter in diameter or less, the cancer is treated with a single injection. For larger tumors, the cancer is treated with a series of small injections from the same syringe or multiple syringes.

Principal Markets

The Company is currently pursuing two synergistic business sectors, medical and veterinary, each of which are summarized below.

Medical Sector

RadioGel™ is currently fully developed, requiring only FDA approval before commercialization.

Building on the FDA’s ruling of RadioGel™ as a device, the Company incorporated the FDA suggestions and has invested in the pre-clinical testing required for IDE submittal. This included two years of effort on biocompatibility testing. The last remaining animal test has been completed, and the Company is engaged in the detailed sprint revie process.

Clinical trials have just initiated in India. It is anticipated that these data will help accelerate FDA approval in the USA.

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

The Company’s IsoPet® operating division focuses on the veterinary oncology market Richard Weller DVM, DACVIM, is now the Chairman of the Veterinary Medicine Advisory Board. In addition, John E. Hendrich, PhD, DVM is a new member.

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

There are a wide variety of cancer treatments approved and marketed in the U.S. and globally. General categories of treatment include surgery, chemotherapy, radiation therapy and immunotherapy. These products have a diverse set of success rates and side effects. The Company’s Radiogel™ precision radionuclide therapy product would generally compete with brachytherapy devices currently marketed in the U.S. and globally. The traditional iodine-125 (“I-125”) and palladium-103 (“Pd-103”) technologies are well entrenched with powerful market players. The industry-standard I-125-based therapy was developed by Oncura, which is a unit of General Electric Healthcare. Additionally, C.R. Bard, a major industry player competes in the I-125 marketplace. These market competitors are also involved in the distribution of Pd-103 based products. Cs-131 brachytherapy products are marketed by GT MedTech. Several Y-90 therapies have been FDA approved including SIR-Spheres by Sirtex, TheraSphere by Biocompatibles UK.

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

In 2024 IsoTherapeutics was acquired by Telix. That has stimulated Vivos to accelerate its efforts to develop an additional manufacturing contractor. Our objective is to develop more than one alternative to manufacture our components by 2026.

During 2021, the Company engaged Akina, Inc. as an alternate supplier of its hydrogel polymer component. We have now expanded to include SciPoly as another alternate polymer supplier. We are completing the actions to expand Akina’s role to be the supplier of sterilized hydrogel, PrecisionGelTM.

Customers

The Company anticipates that potential customers for our potential precision radionuclide therapy products likely would include those institutions and individuals that currently purchase brachytherapy products or other oncology treatment products. We anticipate that the veterinarian and medical communities will recognize the Precision Radionuclide TherapyTM as the best option for treating many solid tumors.

Government Regulation

The Company’s present and future intended activities in the development, manufacturing, and sale of cancer therapy products, including RadioGel™, are subject to extensive laws, regulations, regulatory approvals, and guidelines. Within the United States, the Company’s therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by FDA. The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities.

In the United States, the FDA regulates, among other things, new product clearances and approvals to establish the safety and efficacy of these products. We are also subject to other federal and state laws and regulations, including the Occupational Safety and Health Act and the Environmental Protection Act.

The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, distribution, use, reporting, advertising, and promotion of such products. Noncompliance with applicable requirements can result in civil penalties, recall, injunction or seizure of products, refusal of the government to approve or clear product approval applications, disqualification from sponsoring or conducting clinical investigations, preventing us from entering government supply contracts, withdrawal of previously approved applications, and criminal prosecution.

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

Approval of new Class III medical devices is a lengthy procedure and can take several years and require the expenditure of significant resources. There is a shorter FDA review and clearance process for Class II medical devices, the premarket notification or 510(k) process, whereby a company can market certain Class II medical devices that can be shown to be substantially equivalent to other legally marketed devices.

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

Moreover, our use, management, and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we follow all federal and state regulations for this purpose.

Environmental Regulation

Our business does not require us to comply with any extraordinary environmental regulations. Our RadioGel™ product is manufactured in an independently owned and operated facility. Any environmental effects or contamination event that could result would be from the shipping company during shipment and misuse by the treatment facility upon arrival.

Human Capital

Since 2017, the Company has followed the cost-effective model of having had one full-time employee, the CEO. The Company utilizes several independent contractors to assist with its operations. This includes key positions, such as acting CFO and Quality Assurance Manager. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good. This enables the Company to operate on very low overhead, for cost-effective utilization of its investment and to manage our work scope like projects.

Available Information

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Moreover, the Company maintains a website at http://www.RadioGel.com that contains important information about the Company, including biographies of key management personnel, as well as information about the Company’s business. This information is publicly available and is updated regularly. The content on any website referred to in this Offering Circular is not incorporated by reference into this Offering Circular, unless (and only to the extent) expressly so stated herein.

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

The Company’s independent registered public accounting firms’ reports on the Company’s financial statements for the years ended December 31, 2024 and 2023 express substantial doubt about the Company’s ability to continue as a going concern. The reports include an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and based on its current operating levels, require additional capital or restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business. It is extremely remote that the Company could obtain any financing on any basis that did not result in considerable dilution for shareholders. Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on our ability to obtain debt or equity financing and may adversely impact our stock price.

A combination of our current financial condition and the United States Food and Drug Administration’s (“FDA”) determinations to date regarding Radiogel™ raise material concerns about ability to continue as a going concern.

The Company will not be able to continue as a going concern unless the Company obtains financing. Depending upon the amount of financing, if any, the Company can obtain, the Company may not receive adequate funds to continue the approval process for RadioGel™ or other precision radionuclide therapy products with the FDA, which would disrupt our business operations or derail our business strategy, and materially and adversely affect our business, financial condition, and results of operations.

The Company has generated operating losses since inception, which are expected to continue, and has increasing cash requirements, which it may be unable to satisfy.

The Company has generated material operating losses since inception. The Company has had recurring net losses since inception which has resulted in an accumulated deficit of $85,361,229 and $82,450,781 as of December 31, 2024 and 2023, respectively, including net losses of $2,910,448 and $2,894,753 for the years ended December 31, 2024 and 2023. Historically, the Company has relied upon investor funds to maintain its operations and develop its business. The Company needs to raise additional capital from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all. If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

The Company requires funding of approximately $3.5 million per year for Selling and General Administration costs and to fund its ongoing initiatives. Over the next 36 months, the Company believes it will cost approximately $10 million to: (1) conduct human clinical trials; (2) activate several regional clinics to administer IsoPet® across the county; (3) create an alternate manufacturing center based on a template for future international manufacturing.

The principal variables in the timing and amount of spending for the brachytherapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s brachytherapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies, which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the United States of America (“U.S.”, or the “United States”) and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or additional capital raises.

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

The Company has a limited operating history upon which one can base an evaluation of its business and prospects. As a company in the development stage, there are substantial risks, uncertainties, expenses, and difficulties to which its business is subject. To address these risks and uncertainties, the Company must do the following:

●	successfully develop and execute the business strategy;

●	respond to competitive developments; and

●	attract, integrate, retain, and motivate qualified personnel.

There is no assurance that the Company will achieve or maintain profitable operations or that the Company will obtain or maintain adequate working capital to meet its obligations as they become due. The Company cannot be certain that its business strategy will be successfully developed and implemented or that the Company will successfully address the risks that face its business. If the Company does not successfully address these risks, its business, prospects, financial condition, and results of operations could be materially and adversely affected.

The Company’s products are regulated and require appropriate clearances and approvals to be marketed in the U.S. and globally.

There is no assurance the FDA or other global regulatory authorities will grant the Company permission to market the Company’s precision radionuclide therapy Y-90 RadioGel™ device.

The Company has been working with the FDA to obtain clearance for its precision radionuclide therapy Y-90 RadioGelTM device, but no assurances have been received. On December 23, 2014, the Company announced that it submitted a de novo application to the FDA for marketing clearance for its patented Y-90 RadioGelTM device pursuant to Section 513(f)(2) of the U.S. Food, Drug and Cosmetic Act (the “Act”). In June 2015, the FDA notified the Company the de novo application was not granted. In February 2014, the FDA found the same device under Section 510(k) of the Act not substantially equivalent and concluded that the device is classified by statute as a Class III medical device, unless the device is reclassified. The Company is seeking reclassification of the product to Class II. If the Company is successful in seeking reconsideration of the Company’s de novo application, as a regulatory matter, the device could be on an easier and faster path to market in the United States. However, there would still be the requirements to complete the in vitro and in vivo testing, and then some human clinical trials. That testing date is submitted in a de novo pre-market application and if accepted we could then go to market. As a practical matter, the Company would still need to secure funding and commercial arrangements before marketing could commence. If the de novo application is declined and if the Company obtains funding to permit it to continue operations, the Company will explore steps toward seeking approval for the device as a Class III medical device. Generally, the time and cost of seeking approval as a Class III medical device is materially greater than the time and cost of seeking approval as a Class II medical device. If the Company seeks approval as a Class III device, human clinical trials will be necessary. Generally, human trials for Class III products are larger, of longer duration and costlier than those for Class II devices.

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

The Company’s business is dependent upon the expertise of its Chief Executive Officer, Michael Korenko. Dr. Korenko is essential to the Company’s operations. Accordingly, an investor must rely on Dr. Korenko’s management decisions that will continue to control the Company’s business affairs. The Company does not maintain life insurance on Dr. Korenko’s life. The loss of the services of Dr. Korenko would have a material adverse effect upon the Company’s business.

To mitigate this risk Dr. Korenko has been working with two internal candidates with the potential to seamlessly assume authority. Both David Swanberg and Brad Weeks, current active consultants to the Company with broad responsivities, have been identified as high potential candidates to succeed Dr. Korenko or to assume senior positions, although no formal arrangement has been reached. The Company Board would make the final appointment. See “Directors, Executive Officers and Significant Consultants” on page 29.

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

The Company’s success and achievement of its growth plans depend on its ability to recruit, hire, train and retain highly qualified technical, scientific, regulatory, and managerial employees, consultants, and advisors. Competition for qualified personnel among pharmaceutical and biotechnology companies is intense, and an inability to attract and motivate additional highly skilled personnel required for the expansion of the Company’s activities, or the loss of any such persons, could have a material adverse effect on its business, results of operations and financial condition.

The Company’s revenues have historically been derived from sales made to a small number of customers. The Company has discontinued prior operations related to its core business. To succeed, we will need to recommence our operations and achieve sales to a materially larger number of customers.

The Company’s revenues relate to their commercializing of its products and procedures performed. The Company had $27,995 and $19,500 in operating revenues, net of discounts, for the years ended December 31, 2024 and 2023, respectively, as we have commenced sales of IsoPet®.

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

Eckert and Ziegler is the sole supplier of the Y-90 particles used by IsoTherapeutics and is the only supplier of Y-90 particles in the United States. In the event Eckert & Ziegler is unable to satisfy our supply requirements or stope producing Y-90 particles, we will be unable to continue with development of RadioGel™ and our business would be materially harmed.

The Company relies on a sole manufacturing contact with IsoTherapeutics.

IsoTherapeutics is our sole particle manufacturing contractor. Vivos now has alternate suppliers for its hydrogel and is actively engaged is selecting an alternate supplier for the particle production. Both domestic and internation candidates are being assessed.

The Company will rely heavily on a limited number of suppliers for the foreseeable future.

Some of the products the Company might market, and components thereof, are currently available only from a limited number of suppliers, several of which are international suppliers. Failure to obtain deliveries from these sources would have a material adverse effect on the Company’s ability to operate.

The Company may incur material losses and costs because of product liability claims that may be brought against it.

The Company faces an inherent business risk of exposure to product liability claims if products supplied by the Company fail to perform as expected or such products result, or is alleged to result, in bodily injury. Any such claims may also result in adverse publicity, which could damage the Company’s reputation by raising questions about the safety and efficacy of its products and could interfere with its efforts to market its products. A successful product liability claim against the Company more than its available insurance coverage or established reserves may have a material adverse effect on its business. Although the Company currently maintains liability insurance in amounts it believes are commercially reasonable, any product liability the Company may incur may exceed its insurance coverage.

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

The Company’s business operates in global markets that are characterized by rapidly changing technologies and evolving industry standards. Accordingly, future growth rates depend upon several factors, including the Company’s ability to (i) identify emerging technological trends in the Company’s target end-markets, (ii) develop and maintain competitive products, (iii) enhance the Company’s products by adding innovative features that differentiate the Company’s products from those of its competitors, and (iv) develop, manufacture, and bring products to market quickly and cost-effectively. The Company’s ability to develop new products based on technological innovation can affect the Company’s competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in the Company’s business, and they may not lead to the development of new technologies or products on a timely basis or that meet the needs of the Company’s customers as fully as competitive offerings. In addition, the markets for the Company’s products may not develop or grow as it currently anticipates. The failure of the Company’s technologies or products to gain market acceptance due to more attractive offerings by the Company’s competitors could significantly reduce the Company’s revenues and adversely affect the Company’s competitive standing and prospects.

The Company may rely on third parties to represent it locally in the marketing and sales of its products in international markets and its revenue may depend on the efforts and results of those third parties.

The Company’s future success may depend, in part, on its ability to enter and maintain collaborative relationships with one or more third parties, the collaborator’s strategic interest in the Company’s products and the Company’s products under development, and the collaborator’s ability to successfully market and sell any such products.

The Company intends to pursue collaborative arrangements regarding the marketing and sales of its products; however, it may not be able to establish or maintain such collaborative arrangements, or if it is able to do so, the Company’s collaborators may not be effective in marketing and selling its products. To the extent that the Company decides not to, or is unable to, enter collaborative arrangements with respect to the sales and marketing of its products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. To the extent that the Company depends on third parties for marketing and distribution, any revenues received by the Company will depend upon the efforts and results of such third parties, which may or may not be successful.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2024 and 2023, the Company’s internal control over financial reporting was ineffective. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports. Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2024 and 2023. The Company needs to hire additional qualified accounting personnel to resolve this material weakness. The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

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

The Company owns or has a license to use several U.S. and foreign patents and patent applications, trademarks, and copyrights. The Company’s intellectual property rights may be challenged, invalidated, or infringed upon by third parties, or it may be unable to maintain, renew or enter new licenses of third party proprietary intellectual property on commercially reasonable terms. In some non-U.S. countries, laws affecting intellectual property are uncertain in their application, which can adversely affect the scope or enforceability of the Company’s patents and other intellectual property rights. Any of these events or factors could diminish or cause the Company to lose the competitive advantages associated with the Company’s intellectual property, subject the Company to judgments, penalties, and significant litigation costs, or temporarily or permanently disrupt its sales and marketing of the affected products or services.

The Company may not be able to protect its trade secrets and other unpatented proprietary technology, which could give competitors an advantage.

The Company relies upon trade secrets and other unpatented proprietary technology. The Company may not be able to adequately protect its rights about such unpatented proprietary technology, or competitors may independently develop substantially equivalent technology. The Company seeks to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with its employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of the Company’s confidential information and may not provide the Company with an adequate remedy in the event of unauthorized disclosure of such information, and as result the Company’s competitors could gain a competitive advantage.

The Company is subject to extensive government regulation in jurisdictions around the world in which it does business. Regulations address, among other things, environmental compliance, import/export restrictions, healthcare services, taxes and financial reporting, and those regulations can significantly increase the cost of doing business, which in turn can negatively impact operations, financial results, and cash flow.

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

The Company’s average daily volume of shares traded for the years ended December 31, 2024 and 2023 was 1,268,973 and 512,332, respectively. Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

The Company’s outstanding securities, the stock or other securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 440,873,806 shares of common stock outstanding as of December 31, 2024. The Company also had outstanding on that date dilutive securities consisting of preferred stock, restricted stock units, options, and warrants (collectively, “Common Stock Equivalents”) that if they had been exercised and converted in full on December 31, 2024, would have resulted in the issuance of up to 43,852,379 additional shares of common stock. The issuance of shares upon the exercise of the Common Stock Equivalents may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding shares of common stock. The issuance of some or all those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders.

Future sales of the Company’s securities, including sales following exercise or conversion of derivative securities, or the perception that such sales may occur, may depress the price of common stock, and could encourage short sales.

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

For the year ended December 31, 2024, the reported low closing price for the Company’s common stock was $0.049 per share, and the reported high closing price was $0.255 per share. For the year ended December 31, 2023, the reported low closing price for the Company’s common stock was $0.0412 per share, and the reported high closing price was $0.1195 per share. There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early-stage companies, particularly early-stage medical product companies. Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

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

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

As a result of the Company issuing preferred stock, the rights of holders of the Company’s common stock and the value of the Company’s common stock may be adversely affected.

The Company’s Board of Directors is authorized to issue classes or series of preferred stock, without any action on the part of the stockholders. The Company’s Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution, or winding-up of its business, and other terms. The Company has issued preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution, or winding-up, and with respect to voting rights. In accordance with that and with the issuance of preferred stock, our common stockholders voting rights have been diluted and it is possible that the rights of holders of the common stock or the value of the common stock have been adversely affected.

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

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity policies, standards, processes, and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks is through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners, which includes pre-engagement review, use of contractual security provisions, and continued monitoring, as applicable; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; (5) security monitoring to analyze and assess threat activity in real time; and (6) security incident response to investigate, respond to, and mitigate cyber threats. We regularly engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

In 2024, we were part of an elaborate phishing scam that resulted in a loss and as a result we enabled additional cybersecurity procedures to ensure this does not occur again, and established new checking accounts to mitigate any further losses. Other than this one incident, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

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

ITEM 2. PROPERTIES.

The Company is headquartered in Kennewick, Washington. Our Chief Executive Officer currently works from his home office in virtual communication with key personnel. Cadwell Laboratories, which is controlled by Carl Cadwell, a director of the Company, provides office space to management on an as-needed basis until such time as the Company leases permanent office space. Management believes that the Company’s sites are adequate to support the business and suitable for present purposes, and the properties and equipment have been well maintained.

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

	High	Low
2024
Quarter ended December 31	$0 .1766	$0.0707
Quarter ended September 30	$0.1925	$0.085
Quarter ended June 30	$0.248	$0.078
Quarter ended March 31	$0.076	$0.05

2023
Quarter ended December 31	$0.085	$0.0412
Quarter ended September 30	$0.08	$0.0481
Quarter ended June 30	$0.1195	$0.0491
Quarter ended March 31	$0.0738	$0.0431

Holders

As of March 7, 2025, we had 453,373,806 shares of common stock, par value $0.001 per share, issued and outstanding, which were held by approximately 232 shareholders of record. Our transfer agent is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

2015 Omnibus Securities and Incentive Plan

In October 2015, our Board of Directors and stockholders approved the adoption of the 2015 Omnibus Securities and Incentive Plan (the “2015 Plan”). The 2015 Plan authorizes a pre-determined number of shares of common stock for issuance to all employees of the Company or any subsidiary of the Company, any non-employee director, consultants and independent contractors of the Company or any subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any subsidiary. The aggregate number of shares that may be issued under the Plan shall not exceed twenty percent (20%) of the issued and outstanding shares of common stock on an as converted primary basis on a rolling basis. For calculation purposes, the As Converted Primary Shares (as defined in the 2015 Plan) shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2015 Plan. As of December 31, 2024, the Converted Primary Shares calculation results in 32,836,047 aggregate shares that may be issued under the 2015 Plan. The 2015 Plan is administered by the Company’s Compensation Committee, who may issue awards in the form of stock options and/or restricted stock awards. Effective December 31, 2024, an aggregate total of 88,174,761 restricted stock units (“RSUs”) under the 2015 Plan were authorized, but as of March 7, 2025, an aggregate total of 56,050,000 RSUs had been issued.

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2024, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2024

Between November 12 and 14, 2024, the Company completed the sale of 11,950,000 shares of common stock pursuant to its Regulation A+ offering, conducted under the Company’s offering statement on Form 1-A, originally filed with the SEC on June 28, 2024 (File No. 024-12456) (the “Offering Statement”), qualified by the SEC on July 16, 2024, as supplemented from time to time (the “Regulation A+ Offering”).

On November 20, 2024, 122,500 shares of common stock were issued to consultants for the sale of common shares pursuant to the Regulation A+, and on December 31, 2024, the Company issued 42,049 common shares to consultants of the Company pursuant to their agreement.

In December 2024, the Company issued 8,416,554 common shares in the exercise of warrants.

On October 14, 2024, 250,000 shares of common stock were issued in connection with the vesting of restricted stock units.

On December 16, 2024, 200,000 shares of Series B Preferred shares were converted into 2,500,000 shares of common stock.

Issuances Subsequent to December 31, 2024

On February 6, 2025, there has been 12,500,000 shares of common stock issued under the Regulation A+.

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

Results of Operations

Comparison for the Year Ended December 31, 2024 and December 31, 2023

The following table sets forth information from our statements of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues	$27,995	$19,500
Cost of goods sold	(30,979)	(25,536)
Gross loss	(2,984)	(6,036
Operating expense	(2,601,400)	(2,787,110)
Operating loss	(2,604,384)	(2,793,146)
Non-operating expense	(306,064)	(101,607)
Net loss	$(2,910,448)	$(2,894,753)

Revenues and Cost of Goods Sold

Revenue was $27,995 and $19,500 for the years ended December 31, 2024 and 2023, respectively. All revenue recognized in the year ended December 31, 2023 relate to the procedures performed with respect to the IsoPet® therapies. All revenue except $4,995 in 2024 relate to the procedures performed with respect to the IsoPet® therapies. The $4,995 relates to a new license fee charged by the Company to clinics for certification to perform these therapies. These revenues are recognized upon the certification being completed.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Operating Expense

Operating expense for the years ended December 31, 2024 and 2023, respectively, consisted of the following:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Professional fees, including stock-based compensation	$1,682,350	$1,606,923
Payroll expense	352,597	281,716
Research and development expense	324,629	732,698
General and administrative expense	241,824	165,773
Total operating expense	$2,601,400	$2,787,110

Operating expense for the years ended December 31, 2024 and 2023 was $2,601,400 and $2,787,110, respectively. The decrease in operating expense from 2023 to 2024 can be attributed to the increase in professional fees ($1,606,923 for the year ended December 31, 2023 compared to $1,682,350 for the year ended December 31, 2024) as the Company utilized more services due to amending the offering statement on Form 1-A (the “Offering Statement”) for the Company’s offering being made pursuant to Regulation A+ (the “Regulation A+ Offering”), and the fees incurred for the consultants engaged in 2024, including: stock-based compensation; the increase in general and administrative expense ($165,773 for the year ended December 31, 2023 compared to $241,824 for the year ended December 31, 2024); the decrease in research and development expense ($732,698 for the year ended December 31, 2023 compared to $324,629 for the year ended December 31, 2024) as the Company ramped up the development of their products with the recent raising of capital in 2023; and, an increase in payroll expense ($281,716 for the year ended December 31, 2023 compared to $352,597 for the year ended December 31, 2024) related to our Chief Executive Officer’s employment contract taking effect.

Non-Operating Expense

Non-operating expense for the years ended December 31, 2024 and 2023, respectively, consisted of the following:

	Years Ended December 31, 2024	Years Ended December 31, 2023
Interest income	$74,936	$49,577
Loss on issuance of shares and exchange of warrants	(381,000)	(151,184)

Non-operating expense	$306,064	$(101,607)

Non-operating income (expense) for the year ended December 31, 2023 varied from the year ended December 31, 2024. In 2023, we recognized a loss on issuance of shares of $151,184 and interest earned on our bank accounts of $49,577. In 2024, we recognized a loss on the exchange of warrants of $381,000, and incurred interest income of $74,936 related to our cash position in our bank accounts.

Net Loss

Our net loss for the years ended December 31, 2024 and 2023 was $(2,910,448) and $(2,894,753), respectively.

Liquidity and Capital Resources

At December 31, 2024, the Company had working capital of $2,147,247, compared to working capital of $1,365,120 at December 31, 2023. During the year ended December 31, 2024, the Company experienced negative cash flows from operations of $1,684,039 and realized $2,304,300 of cash flows from financing activities. As of December 31, 2024, the Company did not have any commitments for capital expenditures. During the year ended December 31, 2023, the Company experienced negative cash flows from operations of $1,293,023 and realized $1,179,245 of cash flows from financing activities. As of December 31, 2023, the Company did not have any commitments for capital expenditures.

Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, loss on exchange of warrants, loss on conversion of debt and share based compensation. Cash provided from financing activities increased from $1,179,245 for the year ended December 31, 2023 to $2,304,300 for the year ended December 31, 2024. In 2023, the Company raised $1,179,245 from sales of common stock. In 2024, the Company raised $2,284,950 from sales of common stock and warrants.

The Company has generated material operating losses since inception. The Company had a net loss of $2,894,753 for the year ended December 31, 2023, and a net loss of $2,910,448 for the year ended December 31, 2024. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

The Company requires funding of at least $3.5 million per year to maintain current operating activities. Over the next 36 months, the Company believes it will cost approximately $10 million to: (1) fund the FDA approval process to conduct human clinical trials; (2) conduct Phase I, pilot, and clinical trials; (3) activate several regional clinics to administer IsoPet® across the county; (4) create an independent production center within the current production site to create a template for future international manufacturing; and (5) initiate regulatory approval processes outside of the United States.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on the Company’s financial condition, revenues, results of operations, liquidity, or capital expenditures.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method.

Under the FASB’s Accounting Standards Codification (“ASC”) Topic 606, to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable.

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

The Company in 2024 also implemented a license program for clinics that pay for certification to perform these therapies. These revenues are recognized upon the certification being completed. During the year ended December 31, 2024, $4,995 of the revenue relates to this certification.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2024, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
Michael K. Korenko	79	President, Chief Executive Officer, and Director
Michael Pollack	58	Interim Chief Financial Officer
Carlton M. Cadwell	80	Chairman of the Board and Secretary

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

Dr. Korenko is the author of 28 patents and has received many awards, including the National Energy Resources Organization Research and Development Award, the U.S. Steelworkers Award for Excellence in Promoting Safety, and the Westinghouse Total Quality Award for Performance Manager of the Year. Dr. Korenko has a Doctor of Science from MIT, was a NATO Postdoctoral Fellow at Oxford University, and was selected as a White House Fellow for the Department of Defense, reporting to Secretary Cap Weinberger with a dual assignment at the Office of Science and Technology.

Dr. Korenko brings to the Board over seven years’ experience working with and advising various small businesses, including companies involved in turnarounds. Dr. Korenko has also been involved as an advisor to the Company since 2009 in the development of medical isotopes.

Dr. Korenko was selected as President and CEO of Advanced Medical Isotopes (Vivos Inc) on December 14, 2016. Since then, has been credited with turning around the financial health and reputation of the Company, completing the product development, obtaining the device classification for animal therapy, and breakthrough classification for the target indication for use, and for setting the stage to obtaining IDE approval for human therapy.

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

Brad Weeks is the Business Development Manager for Vivos Inc. and both divisions IsoPet® and RadioGel®. Brad holds a Master of Business Administration (MBA) with a focus on Technology Management. He brings a unique blend of experience in service and support, regulatory affairs, quality management systems, and sales operations. Brad possesses diverse experience across the semiconductor and medical device industries. He is co-lead of the animal sector and has earned deep respect for his leadership skills.

Fredrick Swindler is the Quality Assurance Manager for Vivos Inc. Fred provides expertise in quality assurance and regulatory affairs in the medical device industry specific emphasis in development and auditing of quality systems as well as product submissions. Fred holds an MBA and brings over 55 years of extensive experience to the Company.

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

Dr. Albert S. DeNittis MD, MS, FCPP - Medical Advisory Board. Dr. Albert S. DeNittis is currently is the Chief of Radiation Oncology at Lankenau Medical Center and Clinical Professor at Lankenau Institute for Medical Research in Wynnewood, Pennsylvania, and the Director of Radiation Oncology at Brodesseur Cancer Center in New Jersey. He is also the Principal Investigator and in charge of a grant awarded by the NIH for its National Cancer Oncology Research Program (NCORP) at Main Line Health. Dr. DeNittis’ practice experience includes image-guided radiosurgery, stereotactic body radiation therapy (SBRT), intensity modulated radiation therapy (IMRT), image guided radiation therapy (IGRT), high-dose rate (HDR) precision radionuclide therapy, cranial and extracranial stereotactic radiosurgery, respiratory gating, and Cyberknife.

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2024 and that such reports were timely.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this Offering Circular, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s Board of Directors during 2024 and 2023 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

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

Board of Directors; Attendance at Meetings

The Board held no meetings and acted by unanimous written consent two times during the year ended December 31, 2024. The Board held no meetings and acted by unanimous written consent two times during the year ended December 31, 2023. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned more than $100,000 during the year ended December 31, 2024 (collectively, the “Named Executive Officers”):

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Total ($)

Dr. Michael K. Korenko	2024	$295,500	$40,000	$-	$-	$335,500
CEO, President, and Director	2023	$236,391	$30,000	$-	$-	$266,391

(1)	Michael Pollack began serving as the Company’s Interim Chief Financial Officer in December 2018 and was paid no compensation directly in 2023 or 2024. Accordingly, he has not been included in this table.

(2)	The amounts in this column represent the grant date fair value of stock option awards, computed in accordance with FASB ASC Topic 718.

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
NONE

Compensation of Directors

During the year ended December 31, 2024, the Company’s non-employee directors were not paid any compensation.

The following table sets forth, for each of the Company’s non-employee directors who served during 2024, the aggregate number of stock awards and the aggregate number of stock option awards that were outstanding as of December 31, 2024:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of the Company’s Common Stock

The following table sets forth, as of March 7, 2025, the number of shares of common stock beneficially owned by the following persons: (i) all persons the Company knows to be beneficial owners of at least 5% of the Company’s common stock, (ii) the Company’s current directors, (iii) the Company’s current executive officers; and (iv) all current directors and executive officers as a group.

As of March 7, 2025, there were 453,373,806 shares of common stock outstanding and up to 43,852,379 shares issuable upon exercise of common stock equivalents, assuming exercise and conversion occurred as of that date, for a total of 497,226,185 shares.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Cadwell Family Irrevocable Trust	26,912	*	%

Carlton M. Cadwell (3)	15,406,979	3	%

Michael K. Korenko (4)	15,435,090	3	%

Michael Pollack	16,000	*

All Current Directors and Executive Officers as a group (3 individuals)	30,334,981	6	%

* Less than 1%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 1030 N Center Parkway, Kennewick, WA 99352, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of the common stock equivalents within 60 days of that date. In determining the percent of common stock owned by a person or entity on March [●], 2025, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of the common stock equivalents, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March [●], 2025, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the common stock equivalents. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that under the terms of the Cadwell Trust, Dr. Cadwell does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	Includes 1,136,137 shares issuable upon conversion of Series A Preferred; and 4,816,275 shares issuable upon conversion of Series C Preferred, and 2,316,830 shares of common stock issued to AMIC Gift, LLC, an LLC controlled by Carlton and his wife.

(4)	Includes 5,000,000 shares issuable for vested RSUs.

Beneficial Ownership of the Company’s Series A Convertible Preferred Stock

As of March 7, 2025, there were 2,071,007 shares of Series A Preferred issued and outstanding, convertible into 2,588,758 shares of the Company’s common stock.

The following table sets forth, as of March 7, 2025, the number of shares of Series A Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series A Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Cadwell Family Irrevocable Trust	148,309	7.16%

Carlton M. Cadwell	908,910	43.89%

All Current Directors and Executive Officers as a group (2 individuals)(3)	1,057,219	51.05%

Major Shareholder(s):

L. Bruce Jolliff	197,979	9.56%

Stoel Rives	133,333	6.44%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 1030 N Center Parkway, Kennewick, WA 99352, except that the address of (i) the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336; (ii) L. Bruce Jolliff is 206 N 41st St. Unit 1, Yakima, WA 98901; and (iii) Stoel Rives is One Union Square, 600 University Street, Suite 3600, Seattle, WA 98101.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series A Convertible Preferred beneficially owned by the Cadwell Trust.

(3)	Neither Michael Korenko, the Company’s Chief Executive Officer, nor Michael Pollack, the Company’s Interim Chief Financial Officer, hold any Company Series A Convertible Preferred, and therefore have been omitted from this table.

Beneficial Ownership of the Company’s Series B Convertible Preferred Stock

As of March 7, 2025, there were 363 shares of Series B Preferred issued and outstanding, convertible into 4.538 shares of the Company’s common stock.

The following table sets forth, as of March [●], 2025, the number of shares of Series B Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series B Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
All Current Directors and Executive Officers as a group (3 individuals)	-	*	%

Major Shareholder(s):

Firstfire Global Opportunities Fund(1)	363	100%

* Less than 1%

(1)	None of the Company’s directors and executive officers hold any shares of the Company’s Series B Convertible Preferred, and they have therefore been omitted from this table. The address of the beneficial owners is as follows: (i) Firstfire Global Opportunities Fund.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares.

Beneficial Ownership of the Company’s Series C Convertible Preferred Stock

As of March 7, 2025, there were 385,302 shares of Series C Preferred issued and outstanding, convertible into 4,816,275 shares of the Company’s common stock.

The following table sets forth, as of March 7, 2025, the number of shares of Series C Preferred beneficially owned by the following persons: (i) all persons the Company known to be beneficial owners of at least 5% of the Company’s Series C Preferred, (ii) the Company’s current directors, (iii) the Company’s current executive officers, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner ~~(1)~~	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Carlton M. Cadwell	385,302	100%
All Current Directors and Executive Officers as a group (3 individuals) (3)	385,302	100%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 1030 N Center Parkway, Kennewick, WA 99352.

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series C Preferred beneficially owned by the Cadwell Trust.

(3)	Neither Michael Korenko, the Company’s Chief Executive Officer, nor Michael Pollack, the Company’s Interim Chief Financial Officer, hold any shares of the Company’s Series C Preferred, and have therefore been omitted from this table.

Changes in Control

The Company does not know of any arrangements, including any pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from Related Parties

There has been no indebtedness from related parties for the years ended December 31, 2024 and 2023, except for a brief period in December 2024 in the amount of $40,949.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2024 and 2023 were $38,500 and $40,500, respectively, all of which was paid to Fruci & Associates II, PLLC.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2024 and 2023 in the amounts of $4,500 and $4,500, respectively. All services performed by the Company’s Registered Public Accounting Firm, Fruci & Associates II, PLLC have been pre-approved by the Company’s Board of Directors.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2024 and 2023 were $3,850 and $3,500, respectively, all of which was paid to Fruci & Associates II, PLLC.

All Other Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2024 and 2023. There were no fees incurred to Fruci & Associates II, PLLC related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.	Financial Statements. The Vivos Inc. Balance Sheets as of December 31, 2024 and 2023, the Statements of Operations for the years ended December 31, 2024 and 2023, the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023, and the Statements of Cash Flows for the years ended December 31, 2024 and 2023, together with the notes thereto and the reports of Fruci & Associates II, PLLC as required by Item 8 are included in this 2024 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.4	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.5	Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).
3.6	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series A Convertible Preferred Stock”, consisting of 2,500,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed June 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation increasing the authorized series of “Series A Convertible Preferred Stock” to 5,000,000 shares, filed March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016).
3.8	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series B Convertible Preferred Stock”, consisting of 5,000,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed October 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
3.9	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Vivos Inc., dated March 27, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 2, 2019).
3.10	Certificate of Amendment to its Certificate of Incorporation of Vivos Inc., as amended, effecting a 1-for-8 reverse split, dated June 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2019).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2022).
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2022).
4.4	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 27, 2023).
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.3	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.4	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.5	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.6	Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.7	2015 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed May 25, 2016).
10.8	Washington State University Sub-Award Agreement for the period December 15, 2017 through January 31, 2018.(incorporated by reference to Exhibit 10.13 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.9	The Curators of the University of Missouri Sponsored Research Contract for the period November 1, 2017 through October 31, 2018. (incorporated by reference to Exhibit 10.14 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.11	Employment Agreement between Vivos Inc. and Michael Korenko, dated May 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021.
10.12	Amended and Restated Employment Agreement between Vivos Inc. and Michael Korenko. Dated December 19, 2023, with a deemed effective date of January 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 25, 2024).
10.13	Form of Series C Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2023).
10.14	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2023.
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (4)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS INC.

Date: March 24, 2025	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2025	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2025	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 24, 2025	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Secretary and Chairman of the Board

Vivos Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vivos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vivos, Inc. (“the Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2016.

Spokane, Washington

March 24, 2025

VIVOS INC

BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	DECEMBER 31,	DECEMBER 31,
	2024	2023
ASSETS
Current Assets:
Cash	$2,212,548	$1,592,287
Accounts receivable	10,326	7,000
Prepaid expenses	10,582	10,837

Total Current Assets	2,233,456	1,610,124

TOTAL ASSETS	$2,233,456	$1,610,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$86,209	$245,004

Total Current Liabilities	86,209	245,004

Total Liabilities	86,209	245,004

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 363 and 200,363 shares issued and outstanding, respectively	-	200
Additional paid in capital - Series B Convertible preferred stock	4,538	290,956
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 440,873,806 and 387,894,033 issued and outstanding, respectively	440,874	387,894
Additional paid in capital - common stock	77,719,143	73,791,430
Subscriptions receivable	(1,500)	-
Accumulated deficit	(85,361,229)	(82,450,781)

Total Stockholders’ Equity	2,147,247	1,365,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,233,456	$1,610,124

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	DECEMBER 31,	DECEMBER 31,
	2024	2023

Revenues, net	$27,995	$19,500
Cost of Goods Sold	(30,979)	(25,536)

Gross loss	(2,984)	(6,036)

OPERATING EXPENSES
Professional fees, including stock-based compensation	1,682,350	1,606,923
Payroll expenses	352,597	281,716
Research and development	324,629	732,698
General and administrative expenses	241,824	165,773

Total Operating Expenses	2,601,400	2,787,110

OPERATING LOSS	(2,604,384)	(2,793,146)

NON-OPERATING INCOME (EXPENSE)
Interest income	74,936	49,577
Loss on issuance of shares and exchange of warrants	(381,000)	(151,184)

Total Non-Operating Expenses	(306,064)	(101,607)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,910,448)	(2,894,753)

Provision for income taxes	-	-

NET LOSS	$(2,910,448)	$(2,894,753)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	409,673,533	368,805,214

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Subscription	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Receivable	Deficit	Total

Balance - December 31, 2022	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	362,541,528	$362,541	$71,217,954	$-	$(79,556,028)	$1,661,044

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	16,132,000	16,132	1,144,316	-	-	1,160,448
Accounts payable	-	-	-	-	-	-	-	-	-	500,000	500	27,950	-	-	28,450
RSUs	-	-	-	-	-	-	-	-	-	4,000,000	4,000	(4,000)	-	-	-
Warrant exercises and exchanges	-	-	-	-	-	-	-	-	-	4,720,505	4,721	146,463	-	-	151,184
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	18,797	-	-	18,797
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	1,239,950	-	-	1,239,950
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,894,753)	(2,894,753)

Balance - December 31, 2023	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	387,894,033	387,894	73,791,430	-	(82,450,781)	1,365,120

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	24,950,000	24,950	2,241,050	-	-	2,266,000
Services	-	-	-	-	-	-	-	-	-	605,801	606	88,319	-	-	88,925
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	25,336,472	25,336	376,514	(1,500)	-	400,350
Conversion of preferred stock to common stock	-	-	-	(200,000)	(200)	(286,418)	-	-	-	2,500,000	2,500	284,118	-	-	-
Vested RSUs	-	-	-	-	-	-	-	-	-	750,000	750	(750)	-	-	-
Adjustment for vested RSUs	-	-	-	-	-	-	-	-	-	(1,162,500)	(1,162)	1,162	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	18,950	-	-	18,950
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	918,350	-	-	918,350
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,910,448)	(2,910,448)

Balance - December 31, 2024	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	440,873,806	$440,874	$77,719,143	$(1,500)	$(85,361,229)	$2,147,247

The accompanying notes are an integral part of these financial statements.

VIVOS INC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(2,910,448)	$(2,894,753)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	88,925	-
RSUs issued for services	918,350	1,239,950
Loss on issuance of shares and warrants	381,000	151,184
Changes in assets and liabilities
Accounts receivable	(3,326)	4,000
Prepaid expenses and other assets	255	14,834
Accounts payable and accrued expenses	(158,795)	191,762
Total adjustments	1,226,409	1,601,730

Net cash used in operating activities	(1,684,039)	(1,293,023)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from short-term advances from related party	40,949	-
Payments of related party notes	(40,949)	-
Exercise of warrants	19,350	-
Proceeds from common stock and warrants	2,284,950	1,179,245
Net cash provided by financing activities	2,304,300	1,179,245

NET INCREASE (DECREASE) IN CASH	620,261	(113,778)

CASH- BEGINNING OF YEAR	1,592,287	1,706,065

CASH - END OF YEAR	$2,212,548	$1,592,287

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in cashless exercise of warrants	$23,251	$4,721
RSUs vested into common stock	$750	$4,000
Accounts payable converted into shares of common stock	$-	$28,450

The accompanying notes are an integral part of these financial statements.

VIVOS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview

Vivos Inc. (the “Company,” “we,” “us,” “our”) is a radiation oncology medical device company engaged in the development of its yttrium-90 (“Y-90”) based precision radionuclide therapy device, RadioGel™, for the treatment of non-resectable tumors, now trademarked as Precision Radionuclide TherapyTM. A prominent team of radiochemists, scientists, and engineers, collaborating with strategic partners, including national laboratories, universities, and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers, and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

In 2013, the United States Food and Drug Administration (“FDA”) issued the determination that RadioGel™ is a device for human therapy for non-resectable cancers in humans. This should result in a faster path than a drug for final approval.

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

Based on the FDA’s recommendation, RadioGelTM is being marketed as “IsoPet®” for use by veterinarians to avoid any confusion between animal and human therapy. The Company already has trademark protection for the “IsoPet®” name. IsoPet® and RadioGelTM are used synonymously throughout this document. The only distinction between IsoPet® and RadioGelTM is the FDA’s recommendation that we use “IsoPet®” for veterinarian usage, and reserve “RadioGelTM” for human therapy. Historically, the Company’s primary focus was on the development and marketing of Isopet® for animal therapy, through the Company’s IsoPet® Solutions division. Over the last four years much effort has been directed to completing the testing require to obtain FDA approval for an Investigational Device Exemption and to obtain approval for clinical trials in India.

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop the detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. In January 2025 the Company restructured and aligned its internal resources and focused effort to align with animal therapy, human therapy, and recently other applications of its patented technologies.

The Company has worked with five different national laboratories or university veterinarian hospitals on IsoPet®/RadioGelTM testing and therapy. Washington State University treated five cats for feline sarcoma and served to develop the procedures which are incorporated in our label. They concluded that the product was safe and effective in killing cancer cells. Colorado State University demonstrated the CT and PET-CT imaging of IsoPet®. The University of Missouri conducted an animal study to treat canine sarcoma. Johns Hopkins University completed a study on VX2 Tumors in Rabbits. Every study confirmed that the Y-90 stayed at the injection site with insignificant distribution outside that boundary.

Commencing in July 2019, the Company recognized its first commercial sale of IsoPet®. A veterinarian from Alaska brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400Gy with heavy therapy at the margins.

The Company anticipates that any near-term profits, if any, will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from certifying veterinary clinics to administer IsoPet Therapy. Until recently the Company certified clinics at its own expense, but the demand has increased to the point that starting in 2025 the Company billed its first clinic for the certification process.

The plan is to incorporate the data assembled from our work with Isopet® in animal therapy to support the Company’s efforts in the development of our RadioGel™ device candidate, including obtaining approval from the FDA to market and sell RadioGel™ as a Class II medical device. RadioGel™ is an injectable particle-gel for Precision Radionuclide Therapy radiation treatment of cancerous tumors in people and animals. RadioGel™ is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small, less than two microns, Y-90 phosphate particles. Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactivity drops to 5% of its original value after ten days.

In 2021 the Company modified its Indication for Use from skin cancer to cancerous tissue or solid tumors pathologically associated with locoregional papillary thyroid carcinoma and recurrent papillary thyroid carcinoma having discernable tumors associated with metastatic lymph nodes or extranodal disease in patients who are not surgical candidates or who have declined surgery, or patients who require post-surgical remnant ablation (for example, after prior incomplete radioiodine therapy). Papillary thyroid carcinoma belongs to the general class of head and neck tumors for which tumors are accessible by intraoperative direct needle injection. The Company’s Medical Advisory Board felt that demonstrating efficacy in clinical trials with this new indication provided a more efficient pathway to regulatory clearance.

In December 2023, the Food and Drug Administration granted RadioGel Precision Radionuclide Therapy the designation as a Breakthrough Device pursuant to the FDA’s Breakthrough Devices Program. This gave the company access to the “sprint” rapid review process for IDE comments. For the last several months the company has been taking advantage of that program to resoled detailed FDA questions on a variety of topics.

In early 2025 the Company began actively pursuing human clinical trials in India. This involved successful step-by-step implementation of several requirements, including location of a respected lead investigator at a respected hospital; regulatory approvals (securing clearances from the Scientific Committee, Ethics Committee, and the Central Drugs Standard Control Organisation (CDSCO) under the Ministry of Health & Family Welfare, and the Company was issued the Clinical Trial Registry-India (CTRI) number required for publishing results); logistical coordination (acquired liability insurance, expanded the treatment institution’s radioactive material license to include RadioGel®, and established robust international shipping protocols and an alternate contingency shipping path for the Yttrium-90 (Y-90)-based product); protocol development (finalized the Clinical Trial Protocol, incorporating Mayo Clinic study designs and feedback from FDA pre-submission discussions); operational readiness (re-validated RadioGel® manufacturing at IsoTherapeutics to ensure compliance with Quality Management System standards and FDA sterility and validation recommendations); administrative preparations (signed agreements with the Ethics Committee and treatment institution while confirming trademark and patent protections in the region); and training and certification (conducted comprehensive certification training for the treatment team). Failure on any step would have terminated the effort.

In December 2024 the Company conducted an important offset strategic meeting to ensure that its entire key internal and external team was alighted to its strategic plans. Attendees included all our current internal team members, our senior health physics volunteer, the members of the Medical Advisory Board and the Veterinary Medicine Advisory Board, lead Investigator for the proposed Mayo Clinic clinical trial, lead investigator for the clinical trial in India, and our patent attorney. The primary objective was to re-assess our business direction, to select the next target series of indications for Use, to ensure that we have developed the optimum precision Radionuclide TherapyTM approach for each cancer type, including the isotope, the delivery technique, and the dose, and to ensure that our current and future patents protect these directions. It also discussed the domestic and internation plans.

The Company decided to explore the viability of harvesting its technology for other business opportunities as a separate “division.” The Company is working with Akina, on these initiatives. The current efforts are on the Peltier Chiller technology and the hydrogel. To prevent the Company from being distracted from its primary focus of treating cancer, if viable, Akina would probably also be the principal distributor. Alternatively, each business sector can be spun off as separate business activities to an interested party.

Controlled Laboratory Chilling - As Akina explained, it is easy to purchase many laboratory devices to control heating, but there are limited or no options for controlled cooling, which is a common laboratory requirement usually involving ice baths. The Company is now testing a prototype universal laboratory cooling device.

Hydrogel – the Company spent years on refining the development of its hydrogel, in which gelation initiates just above room temperature and is completed as it warms to body temperature. It is currently investing in quantifying and controlling the hydrogel resorption characteristics. There has been sufficient spontaneous interest in this component to warrant a serious business case assessment. The Company just trademarked the name Precision GelTM and, in addition to its current hydrogel patent, has filed a new provisional patent in January 2025 to cover retention, transport, and release of a broad range of agents. These agents include radioactive and non-radioactive materials, solid particles, including nano-particles, large molecules, small molecules, including liquids, cells, and viruses. A MOU has been drafted to interface with potential clients including licensing and exclusive material contracting. Initial meetings are scheduled in the first quarter of 2025 with potential clients to assess the business viability.

Intellectual Property

Our original license agreement with Battelle National Laboratory (the “Battelle License”) reached its end of life in 2022. We have expanded our proprietary knowledge, as well as our trademark and patent protection, in anticipation of the Battelle License reaching the end of its term during the past several years.

Our trademark protection, which usually is extended to 17 countries, has been expanding continuously as summarized below:

We own applications/registrations for the following and should mark as noted below:

○	ISOPET®
○	RADIOGEL®
○	ALPHA-GELTM
○	BETA-GELTM
○	GAMMA-GELTM
○	PRECISION RADIONUCLIDE THERAPYTM
○	PRECISIONGELTM

Similarly, we have systematically filed provisional and utility patents that cover our key components, hydrogel and the yttrium phosphate particles, and our injection system in the US office and more than ten others covering approximately 63 counties.

In January 2025 we filed an additional provisional patent on the control, transport, and delivery of PrecisionGel.

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

Financing and Strategy

In November 2019, the SEC qualified the Company’s offering of its Common Stock, under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”) (“Regulation A”), which offering was and amended from time to time thereafter (the “2019 Regulation A+ Offering”). In September 2021, the SEC qualified the Company’s offering of Common Stock under Regulation A, which offering was amended from time to time thereafter (together with the 2019 Regulation A+ Offering, the “Prior Regulation A+ Offerings”). During the year ended December 31, 2023, $1,179,245 was raised through the sale of 16,132,000 shares of common stock and the private placement of 18,797,000 warrants. During the year ended December 31, 2024, the Company raised $2,266,000 through the issuance of 24,950,000 shares of common stock. The Company’s Prior Regulation A Offerings undertaken pursuant to Regulation A+ have raised approximately $7,250,000 from the sale of shares of common stock.

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

As of December 31, 2024, the Company had $2,212,548 cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will not be enough to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2024 and 2023, the balances reported for cash, prepaid expense, accounts receivable, accounts payable, and accrued expense, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the years ended December 31, 2024 and 2023, respectively. However, a patent was filed on July 1, 2019 (No. 1811.191) filed by Michael Korenko and David Swanberg and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method.

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

The Company in 2024 also implemented a license program for clinics that pay for certification to perform these therapies. These revenues are recognized upon the certification being completed. During 2024, $4,995 of the revenue relates to this certification.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive Common Stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the years ended December 31, 2024 and 2023, the basic earnings per share equals the diluted earnings per share.

The following represent Common Stock equivalents that could be dilutive in the future as December 31, 2024 and 2023, which include the following:

	December 31, 2024	December 31, 2023
Preferred stock	7,409,570	9,909,570
Restricted stock units	22,725,000	1,450,000
Common stock options	2,252,809	2,252,809
Common stock warrants	11,465,000	26,134,000
Total potential dilutive securities	43,852,379	39,746,379

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

The Company incurred $324,629 and $732,698 in research and development costs for the years ended December 31, 2024 and 2023, respectively, all of which were recorded in the Company’s operating expense noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the years ended December 31, 2024 and 2023, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of December 31, 2024 and 2023.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the years ended December 31, 2024 and 2023. The Company did not have any deferred tax liability or asset on its balance sheets as of December 31, 2024 and 2023.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the years ended December 31, 2024 and 2023, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”). ASU 2023-07 improves segment reporting disclosures for public companies. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. ASU 2023-07 was effective for public companies in fiscal years beginning after December 15, 2023. The Company has not yet begun generating significant revenue from its planned principal operations and operates as a single reportable segment. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in the United States. The Company analyzed ASU 2023-07 and determined that the required information is presented within the consolidated financial statements and footnote disclosures herein. The Company does not believe that ASU 2023-07 will have a material impact on the consolidated financial statements.

NOTE 2: RELATED PARTY TRANSACTIONS

In September 2023, our Chief Executive Officer advanced $10,000 to the Company, which amount was repaid October 4, 2023. In December 2024, our Chief Executive Officer advanced $40,949 to the Company, which amount was repaid within ten days.

NOTE 3: STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 950,000,000 shares of Common Stock. As of December 31, 2024 and 2023, there are 440,873,806 and 387,894,033 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock. There are currently three series of Preferred Stock outstanding; Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The Company’s Board of Directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of Preferred Stock may have the effect of delaying, deferring, or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

Series A Convertible Preferred Stock

On June 30, 2015, a certificate of designations was filed with the Delaware Secretary of State to designate 2,500,000 shares of the Company’s Preferred Stock as Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) (the “Series A COD”). Effective March 31, 2016, the Company amended the Series A COD, increasing the maximum number of shares of Series A Preferred from 2,500,000 shares to 5,000,000 shares. As of December 31, 2024 and 2023, there are 2,071,007 shares of Series A Preferred issued and outstanding, respectively.

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

Series B Convertible Preferred Stock

On October 10, 2018, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) (the “Series B COD”). As of December 31, 2024 and 2023, there are 363 and 200,363 shares of Series B Preferred issued and outstanding, respectively.

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

On December 16, 2024, there was 200,000 Series B Preferred shares converted into 2,500,000 common shares.

Series C Convertible Preferred Stock

On March 27, 2019, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”) (the “Series C COD”). As of December 31, 2024 and 2023, there were 385,302 shares of Series C Preferred issued and outstanding, respectively.

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

Common and Preferred Stock Issuances

Common and Preferred Stock Issuances - 2024

The Company issued 24,950,000 shares of Common Stock pursuant to the Regulation A+ Offerings for cash proceeds of $2,266,000.

The Company issued 605,801 shares of Common Stock for services rendered valued at $88,925.

The Company issued 20,336,472 shares of Common Stock in the cashless exercise of 28,619,000 warrants.

The Company issued 5,000,000 shares of Common Stock in the exchange of 5,000,000 warrants and recognized a loss on the exchange of $381,000 which is included in the exercise of warrants in the consolidated statement of changes in stockholders’s equity.

There were 200,000 Series B Preferred shares converted into 2,500,000 common shares.

The Company settled 750,000 RSUs for Common Stock.

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

The following schedule summarizes the changes in the Company’s stock options:

	Options Outstanding		Weighted Average Remaining		Weighted Average
	Number Of Shares	Exercise Price Per Share	Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Year Ended December 31, 2024

Outstanding at January 1, 2024	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at December 31, 2024	2,252,809	$0.024-0.04	4.70 years	$174,855	$0.04
Exercisable at December 31, 2024	2,252,809	$0.024-0.04	4.70 years	$174,855	$0.04

Year Ended December 31, 2023

Outstanding at January 1, 2023	2,252,809	$0.024-0.04	6.70 years	$16,032	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at December 31, 2023	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04
Exercisable at December 31, 2023	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04

During the years ended December 31, 2024 and 2023, the Company recognized $0 of stock-based compensation expense related to the vesting of stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average Remaining		Weighted Average
	Number Of Shares	Exercise Price Per Share	Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Years Ended December 31, 2024

Outstanding at January 1, 2024	26,134,000	$0.06-0.10	3.54 years	$-	$0.0827
Granted	18,950,000	$0.075	-	$-	$-
Exercised	(28,619,000)	$-	-	$-	$-
Exchanged	(5,000,000)	$-	-	$-	$-
Outstanding at December 31, 2024	11,465,000	$0.13	3 years	$123,690	$0.13
Exercisable at December 31, 2024	11,465,000	$0.13	3 years	$123,690	$0.13

Years Ended December 31, 2023

Outstanding at January 1, 2023	26,737,500	$0.06-0.10	1.52 years	$-	$0.09
Granted	28,799,000	$0.0827	-	$-	$-
Redeemed	(500,000)	$-	-	$-	$-
Exercised	(7,663,000)	$-	-	$-	$-
Exchanged	(10,002,000)	$-	-	$-	$-
Expired/cancelled	(11,237,500)	$-	-	$-	$-
Outstanding at December 31, 2023	26,134,000	$0.06-0.10	3.54 years	$-	$0.0827
Exercisable at December 31, 2023	26,134,000	$0.06-0.10	3.54 years	$-	$0.0827

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Year Ended	Years Ended
	December 31, 2024	December 31, 2023
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

The Company granted 10,665,000 warrants in their Reg A+ funding in April 2023, with an exercise price of $0.0775 and a three-year term.

The Company granted 2,000,000 warrants in their Regulation A+ Offering in January 2024, with an exercise price of $0.075 and a three-year term and 5,000,000 warrants with the same terms on April 1, 2024.

In November 2024, the Company sold 11,950,000 warrants, 30% of which expire December 31, 2024 at an exercise price of $0.01 and 70% of which expire December 31, 2027 at an exercise price of $0.15 for $11,950 under Regulation D.

In 2024, the Company issued 25,336,468 shares of Common Stock in the exercise of 33,619,000 warrants and received $19,350.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number Of Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2024

Outstanding at January 1, 2024	1,450,000	$0.09
Granted	21,850,000	$0.08
Vested	(11,475,000)	$-
Forfeited	-	$-
Outstanding at December 31, 2024	11,825,000	$0.08

Year Ended December 31, 2023

Outstanding at January 1, 2023	10,262,500	$0.08
Granted	6,900,000	$0.068
Vested	(15,450,000)	$-
Forfeited	(262,500)	$-
Outstanding at December 31, 2023	1,450,000	$0.09

During the years ended December 31, 2024 and 2023, the Company recognized $918,350 and $1,239,950 in expense related to the vesting of its restricted stock units. As of December 31, 2024, the Company had $923,855 worth of expense yet to be recognized for restricted stock units not yet vested.

On January 1, 2024, the Company granted 20,000,000 restricted stock units to its Chief Executive Officer as part of his new employment agreement that vest in four equal installments over a two-year period beginning February 1, 2024. In May 2024, the Company granted 1,050,000 restricted stock units to consultants that vest through December 31, 2025. In November 2024, the Company granted 800,000 restricted stock units that vest in May 2025. During the year ended December 31, 2024, 11,475,000 of these restricted stock units vested.

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

Net deferred tax assets consist of the following components as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryover	$7,260,000	$6,840,000
Capital Loss Carryover	3,400	3,400
Valuation allowance	(7,263,400)	(6,843,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2024 and 2023 due to the following:

	December 31, 2024	December 31, 2023
Book income (loss)	$(611,200)	$(607,900)
Depreciation	(1,100)	(1,100)
Stock for services	192,900	260,400
Other non-deductible expense	-	6,300
Valuation allowance	419,400	342,300
Income tax expense	$-	$-

At December 31, 2024, the Company had net operating loss carryforwards of approximately $34,581,700.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is located in the state of Washington and Washington state does not require the filing of income taxes. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report and noted the following:

On February 6, 2025, there has been 12,500,000 shares of common stock issued under the Regulation A+.

