Form 10-Q
period 2025-03-31
VIVOS INC
filed 2025-05-09
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2025

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

As of May 9, 2025, there were 453,512,228 shares of the registrant’s common stock outstanding.

i

PART I – FINANCIAL INFORMATION

VIVOS INC

CONDENSED BALANCE SHEETS

MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	MARCH 31,	DECEMBER 31,
	2025	2024
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$3,265,100	$2,212,548
Accounts receivable	8,704	10,326
Inventory	21,198	-
Prepaid expense	6,865	10,582

Total Current Assets	3,301,867	2,233,456

TOTAL ASSETS	$3,301,867	$2,233,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expense	$115,378	$86,209

Total Current Liabilities	115,378	86,209

Total Liabilities	115,378	86,209

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 363 shares issued and outstanding, respectively	-	-
Additional paid in capital - Series B Convertible preferred stock	4,538	4,538
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 453,412,228 and 440,873,806 issued and outstanding, respectively	453,412	440,874
Additional paid in capital - common stock	79,579,043	77,719,143
Subscriptions receivable	-	(1,500)
Accumulated deficit	(86,195,925)	(85,361,229)

Total Stockholders’ Equity	3,186,489	2,147,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,301,867	$2,233,456

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	MARCH 31,	MARCH 31,
	2025	2024

Revenues, net	$26,748	$4,500
Cost of Goods Sold	(35,831)	(6,000)

Gross loss	(9,083)	(1,500)

OPERATING EXPENSES
Professional fees, including stock-based compensation	588,268	403,637
Payroll expense	94,697	91,125
Research and development	119,281	57,447
General and administrative expense	52,203	23,420

Total Operating Expenses	854,449	575,629

OPERATING LOSS	(863,532)	(577,129)

NON-OPERATING INCOME
Interest income	28,836	18,590

Total Non-Operating Income	28,836	18,590

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(834,696)	(558,539)

Provision for income taxes	-	-

NET LOSS	$(834,696)	$(558,539)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	448,234,917	389,406,447

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital -Series A	Series B Preferred		Capital -Series B	Series C Preferred		Capital -Series C	Common Stock		Paid-In Capital -	Subscription	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Receivable	Deficit	Total

Balance - December 31, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	387,894,033	$387,894	$73,791,430	$-	$(82,450,781)	$1,365,120

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	2,000,000	2,000	126,000	-	-	128,000
Services	-	-	-	-	-	-	-	-	-	139,834	140	9,342	-	-	9,482
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Vested RSUs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Adjustment for vested RSUs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	2,000	-	-	2,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(558,539)	(558,539)

Balance - March 31, 2024	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	390,033,867	$390,034	$74,290,272	$-	$(83,009,320)	$1,307,563

Balance - December 31, 2024	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	440,873,806	$440,874	$77,719,143	$(1,500)	$(85,361,229)	$2,147,247

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	12,500,000	12,500	1,487,500	-	-	1,500,000
Services	-	-	-	-	-	-	-	-	-	38,422	38	4,650	-	-	4,688
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	-	-	-	1,500	-	1,500
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	6,250	-	-	6,250
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(834,696)	(834,696)

Balance - March 31, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	453,412,228	$453,412	$79,579,043	$-	$(86,195,925)	$3,186,489

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(834,696)	$(558,539)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	4,688	9,482
RSUs issued for services	361,500	361,500
Changes in assets and liabilities
Accounts receivable	1,622	(4,500)
Inventory	(21,198)	-
Prepaid expense and other assets	3,717	10,837
Accounts payable and accrued expense	29,169	(170,238)
Total adjustments	379,498	207,081

Net cash used in operating activities	(455,198)	(351,458)

CASH FLOWS FROM FINANCING ACTIVITES
Exercise of warrants	1,500	-
Proceeds from common stock and warrants	1,506,250	130,000
Net cash provided by financing activities	1,507,750	130,000

NET INCREASE (DECREASE) IN CASH	1,052,552	(221,458)

CASH - BEGINNING OF PERIOD	2,212,548	1,592,287

CASH - END OF PERIOD	$3,265,100	$1,370,829

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2025 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025.

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

In December 2023, the FDA granted RadioGel Precision Radionuclide Therapy the designation as a Breakthrough Device pursuant to the FDA’s Breakthrough Devices Program, thereby giving the Company access to the “sprint” rapid review process for IDE comments. For the last several months the Company has been taking advantage of the process to resolve detailed FDA questions on a variety of topics.

In early 2025 the Company began actively pursuing human clinical trials in India. This involved successful step-by-step implementation of several requirements, including (i) location of a respected lead investigator at a respected hospital; (ii) regulatory approvals, including securing clearances from the Scientific Committee, Ethics Committee, and the Central Drugs Standard Control Organization (CDSCO) under the Ministry of Health & Family Welfare, resulting in the issuance of the Clinical Trial Registry-India (CTRI) number required for publishing results; (iii) logistical coordination, including acquiring acquired liability insurance, expanding the treatment institution’s radioactive material license to include RadioGel®, and establishing robust international shipping protocols and an alternate contingency shipping path for the Yttrium-90 - based product (Y-90); (iv) protocol development, including finalizing the Clinical Trial Protocol, incorporating Mayo Clinic study designs and obtaining feedback from FDA pre-submission discussions; (v) operational readiness (re-validated RadioGel® manufacturing at IsoTherapeutics to ensure compliance with Quality Management System standards and FDA sterility and validation recommendations); (vi) administrative preparations, including signing agreements with the Ethics Committee and treatment institution while confirming trademark and patent protections in the region; and (vii) training and certification (conducted comprehensive certification training for the treatment team). In the event the Company was unable to satisfy any of the foregoing requirements, we would not have been able to proceed with clinical trials in India.

The Company intends to explore the viability of leveraging its technology to develop other businesses unrelated to the Company’s principal business of focusing on cancer treatment. The Company has engaged Akina, Inc. (“Akina”), a research company, to explore the viability of such initiatives. Akina would likely be the principal distributor, as the Company will remain focused on cancer treatment. Alternatively, each business opportunity could potentially be spun off as a separate business activity to an interested party. To date, Akina’s focus has been on:

●	Controlled Laboratory Chilling - Akina has advised that it is easier to purchase laboratory devices to control heating, as there are limited or no options for controlled cooling, which is a common laboratory requirement often involving ice baths. The Company is now testing a prototype universal laboratory cooling device.

●	Hydrogel – The Company spent years refining the development of its hydrogel, in which gelation initiates just above room temperature and is completed as it warms to body temperature. The Company is currently investing in quantifying and controlling the hydrogel resorption characteristics. There has been sufficient spontaneous interest in this component to warrant a serious business case assessment. The Company has trademarked the name Precision GelTM and, in addition to its current hydrogel patent, has filed a new provisional patent in January 2025 to cover retention, transport, and release of a broad range of agents. These agents include radioactive and non-radioactive materials, solid particles, including nano-particles, large molecules, small molecules, including liquids, cells, and viruses. A memorandum of understanding (“MOU”) has been drafted to interface with potential clients including licensing and exclusive material contracting. Initial meetings are scheduled in the first half of 2025 with potential clients to assess the business viability.

Intellectual Property

Our original license agreement with Battelle National Laboratory (the “Battelle License”) reached its end of life in 2022. We have expanded our proprietary knowledge, as well as our trademark and patent protection, during the past several years in anticipation of the Battelle License reaching the end of its term

Our trademark protection, which is extended to 17 countries, has been expanding continuously:

We own applications/registrations for the following as noted below:

○	ISOPET®
○	RADIOGEL®
○	ALPHA-GELTM
○	BETA-GELTM
○	GAMMA-GELTM
○	PRECISION RADIONUCLIDE THERAPYTM
○	PRECISIONGELTM

We have systematically filed provisional and utility patents that cover our key components, hydrogel and the yttrium phosphate particles, and our injection system in the US patent office and in more than ten other offices covering approximately 63 counties.

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

Financing and Strategy

In November 2019, the SEC qualified the Company’s offering of its Common Stock, under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”) (“Regulation A”), which offering was amended from time to time thereafter (the “2019 Regulation A+ Offering”). In September 2021, the SEC qualified the Company’s offering of Common Stock under Regulation A, which offering was amended from time to time thereafter (the “2021 Regulation A Offering”). On July 17, 2024, the SEC qualified the Company’s offering under Regulation A to offer up to $60,000,000 shares of its Common Stock (the “July 2024 Regulation A+ Offering” and, together with the 2019 Regulation A+ Offering and the 2021 Regulation A Offering, the “Regulation A+ Offerings”).

During the year ended December 31, 2023, we raised $1,179,245 through the sale of 16,132,000 shares of Common Stock through the Regulation A+ Offerings and concurrent private placements of 18,797,000 warrants. During the year ended December 31, 2024, $2,266,000 was raised through the issuance of 24,950,000 shares of Common Stock through the Regulation A+ Offerings. During the three months ended March 31, 2025, $1,500,000 was raised through the issuance of 12,500,000 shares of Common Stock through the Regulation A+ Offerings and $6,250 through a concurrent private placement of 6,250,000 warrants.

Following receipt of required regulatory approvals and necessary financing to fund our working capital requirements, the Company intends to outsource material aspects of manufacturing, distribution, sales, and marketing for operations within the U.S. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

Long-term, the Company intends to consider resuming research efforts with respect to other products and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses. These long-term goals are subject to the Company: (i) receiving adequate funding; (ii) receiving regulatory approval for RadioGel™ and other brachytherapy products; and (iii) being able to successfully commercialize its brachytherapy products.

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

As of March 31, 2025, the Company had $3,265,100 of cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash is insufficient to cover the fixed and variable obligations of the Company.

The Company anticipates using additional proceeds from the July 2024 Regulation A+ Offering as follows:

For the animal therapy market:

●	Expand communication on our website, the Company’s social media presence, conferences, and journals, each intended to increase the number of certified clinics for small animal and equine therapy and to increase the number of patients;
●	Subsidize certain IsoPet® therapies, if necessary, to ensure that all viable candidates are treated; and.
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System;
●	Begin automation of product manufacturing;
●	Fund liability insurance for human clinical studies; and.
●	Fund human clinical studies in the US and India.

Research and development of the Company’s precision radionuclide therapy product line has been funded with proceeds from the sale of equity and debt securities, including from the prior Regulation A+ Offerings. The Company requires additional funding of approximately $3.0 million annually to maintain operating activities. Over the next 36 months, the Company believes it will require approximately $9.0 million in additional capital to: (i) fund the FDA approval process to conduct human clinical trials; (ii) conduct Phase I, pilot, clinical trials; (iii) activate several regional clinics to administer IsoPet® across the U.S.; (iv) create an independent production center within the current production site to create a template for future international manufacturing; and (v) initiate regulatory approval processes outside of the U.S. The proceeds raised from the Regulation A+ Offerings were used to fund this development and proceeds from the July 2024 Regulation A+ Offering will be used to continue such development efforts.

The continued deployment of the precision radionuclide therapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the precision radionuclide therapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s precision radionuclide therapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or from proceeds raised from the Regulation A+ Offerings.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these financial statements so as to conform to current period classifications. There were no changes to the net loss as a result of these reclassifications.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company occasionally maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2025 and December 31, 2024, the balances reported for cash, prepaid expense, accounts receivable, accounts payable, and accrued expense, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the periods ended March 31, 2025 and 2024, respectively. However, a patent was filed by Michael Korenko and David Swanberg on July 1, 2019 (No. 1811.191) and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

The Company in 2024 also implemented a license program for clinics that pay for certification to perform these therapies. These revenues are recognized upon the certification being completed. In addition, due to a pricing discount from the manufacturer, the Company sold to two of their customers the hydrogel vials that are used in the treatments. This practice is not likely to be continued in future periods.

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenue:
Services - Treatments	$66,195	$6,500
Certification	29,983	-
Discount - Services	(59,435)	(2,000)
Discount - Certifications	(9,995)	-
	$26,748	$4,500

Inventory

Since the Company is selling a tangible good (IsoPet, which is considered a medical device) for the use in treatments, this is considered inventory as it is awaiting consumption into the final product. Inventory is valued at the lower of cost or net realizable value. Management evaluates quantities on hand and physical condition as these characteristics may be impacted by anticipated customer demand for current products. Inventory as of March 31, 2025 amounts to $21,198. The Company did not hold inventory until February 2025.

The Company purchases materials from two vendors that each get shipped to a third vendor who assembles the materials into a finished product which is then shipped to the clinics for use in the treatments being performed. The vendor who completes the process is charged a fixed fee which is directly charged to cost of sales. The only inventory not maintained by the Company is held at the vendor who assembles the product.

There have been no write-downs of inventory as of March 31, 2025, and the Company evaluates the inventory monthly for obsolescence.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to holders of our Common Stock (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive Common Stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended in the periods ended March 31, 2025 and 2024, the basic earnings per share equals the diluted earnings per share.

The following represent Common Stock equivalents that could be dilutive in the future as March 31, 2025 and December 31, 2024, which include the following:

	March 31, 2025	December 31, 2024
Preferred stock	7,409,570	7,409,570
Restricted stock units	55,550,000	22,725,000
Common stock options	2,252,809	2,252,809
Common stock warrants	17,715,000	11,465,000
Total potential dilutive securities	82,927,379	43,852,379

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

The Company incurred $119,281 and $57,447 in research and development costs for the periods ended March 31, 2025 and 2024, respectively, all of which were recorded in the Company’s operating expense noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the periods ended March 31, 2025 and 2024, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of March 31, 2025 and December 31, 2024.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the periods ended March 31, 2025 and 2024. The Company did not have any deferred tax liability or asset on its balance sheets as of March 31, 2025 and December 31, 2024.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the periods ended March 31, 2025 and 2024, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Segment Reporting

The Company follows Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”) for its segment reporting. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The Company has not yet begun generating significant revenue from its planned principal operations and operates as a single reportable segment. The revenue associated with the services that the clinics perform by way of treatments and the licensure of these clinics are not considered two distinct segments for the three months ended March 31, 2025 and 2024, respectively. The benefit the clinics get by being licensed will assist in increased revenues associated with the treatments being administered. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2: RELATED PARTY TRANSACTIONS

In December 2024, our Chief Executive Officer advanced $40,949 to the Company, which amount was repaid within ten days.

NOTE 3: STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 950,000,000 shares of Common Stock. As of March 31, 2025 and December 31, 2024, there are 453,412,228 and 440,873,806 shares of Common Stock issued and outstanding, respectively.

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

Series A Convertible Preferred Stock

On June 30, 2015, a certificate of designations was filed with the Delaware Secretary of State to designate 2,500,000 shares of the Company’s Preferred Stock as Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) (the “Series A COD”). Effective March 31, 2016, the Company amended the Series A COD, increasing the maximum number of shares of Series A Preferred from 2,500,000 shares to 5,000,000 shares. As of March 31, 2025 and December 31, 2024, there are 2,071,007 shares of Series A Preferred issued and outstanding, respectively.

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

Series B Convertible Preferred Stock

On October 10, 2018, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) (the “Series B COD”). As of March 31, 2025 and December 31, 2024, there are 363 shares of Series B Preferred issued and outstanding, respectively.

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

On December 16, 2024, there was 200,000 Series B Preferred shares converted into 2,500,000 common shares.

Series C Convertible Preferred Stock

On March 27, 2019, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”) (the “Series C COD”). As of March 31, 2025 and December 31, 2024, there were 385,302 shares of Series C Preferred issued and outstanding, respectively.

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

Common and Preferred Stock Issuances

Common and Preferred Stock Issuances – Three Months Ended March 31, 2025

In January 2025, the Company received $1,500 from warrants exercised in December 2024.

In February 2025, the Company issued 12,500,000 shares of Common Stock in their Regulation A+ Offering, and 6,250,000 warrants in the amount of $1,506,250.

In March 2025, the Company issued 38,422 shares of Common Stock for services rendered valued at $4,688.

Common and Preferred Stock Issuances – Three Months Ended March 31, 2024

The Company issued 2,000,000 shares of Common Stock pursuant to the Regulation A+ Offerings for cash proceeds of $128,000. The investors also purchased warrants for $2,000.

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

The following schedule summarizes the changes in the Company’s stock options:

	Options Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Three Months Ended March 31, 2024

Outstanding at January 1, 2024	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at March 31, 2024	2,252,809	$0.024-0.04	5.45 years	$78,660	$0.04
Exercisable at March 31, 2024	2,252,809	$0.024-0.04	5.45 years	$78,660	$0.04

Three Months Ended March 31, 2025

Outstanding at January 1, 2025	2,252,809	$0.024-0.04	4.70 years	$174,855	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at March 31, 2025	2,252,809	$0.024-0.04	4.45 years	$190,850	$0.04
Exercisable at March 31, 2025	2,252,809	$0.024-0.04	4.45 years	$190,850	$0.04

During the three months ended March 31, 2025 and 2024, the Company recognized $0 of stock-based compensation expense related to the vesting of stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Three Months Ended March 31, 2024

Outstanding at January 1, 2024	26,134,000	$0.06-0.10	3.54 years	$-	$0.0827
Granted	2,000,000	$0.075	-	$-	$-
Exercised	-	$-	-	$-	$-
Exchanged	-	$-	-	$-	$-
Outstanding at March 31, 2024	28,134,000	$0.075	3.75 years	$-	$0.075
Exercisable at March 31, 2024	28,134,000	$0.075	3.75 years	$-	$0.075

Three Months Ended March 31, 2025

Outstanding at January 1, 2025	11,465,000	$0.13	3 years	$123,690	$0.13
Granted	6,250,000	$0.15	-	$-	$-
Redeemed	-	$-	-	$-	$-
Exercised	-	$-	-	$-	$-
Exchanged	-	$-	-	$-	$-
Expired/cancelled	-	$-	-	$-	$-
Outstanding at March 31, 2025	17,715,000	$0.075-0.15	2.93 years	$145,700	$0.1369
Exercisable at March 31, 2025	17,715,000	$0.075-0.15	2.93 years	$145,700	$0.1369

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

The Company granted 2,000,000 warrants in January 2024, with an exercise price of $0.075 and a three-year term.

The Company granted 6,500,000 warrants in February 2025, with an exercise price of $0.15 that expire June 30, 2028.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number Of Shares	Weighted Average Grant Date Fair Value
Three Months Ended March 31, 2024

Outstanding at January 1, 2024	1,450,000	$0.09
Granted	20,000,000	$-
Vested	(5,000,000)	$-
Forfeited	-	$-
Outstanding at March 31, 2024	16,450,000	$0.09

Three Months Ended March 31, 2025

Outstanding at January 1, 2025	11,825,000	$0.08
Granted	-	$-
Vested	(5,000,000)	$-
Forfeited	-	$-
Outstanding at March 31, 2025	6,825,000	$0.08

During the periods ended March 31, 2025 and 2024, the Company recognized $361,500 and $361,500 in expense related to the vesting of its restricted stock units. As of March 31, 2025, the Company had $562,355 worth of expense yet to be recognized for restricted stock units not yet vested.

On January 1, 2024, the Company granted 20,000,000 restricted stock units to its Chief Executive Officer as part of his new employment agreement that vest in four equal installments over a two-year period beginning February 1, 2024. During the three months ended March 31, 2024, 5,000,000 of these restricted stock units vested.

During the three months ended March 31, 2025, 5,000,000 restricted stock units vested.

NOTE 5: CONCENTRATIONS

Three and one customer accounted for all of the revenues, each, more than 10% of total revenue. Two customers as of March 31, 2025 and December 31, 2024 represented 100% of the Company’s accounts receivable.

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

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report and noted the following:

In April 2025, the Company issued 100,000 shares of Common Stock to a consultant for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for statements of historical fact, certain information described in this Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Vivos Inc. believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Quarterly Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2025, as well as other cautionary language in this Quarterly Report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

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

Financing and Strategy

In November 2019, the SEC qualified the Company’s offering of its Common Stock, under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”) (“Regulation A”), which offering was and amended from time to time thereafter (the “2019 Regulation A+ Offering”). In September 2021, the SEC qualified the Company’s offering of Common Stock under Regulation A, which offering was amended from time to time thereafter (the “2021 Regulation A Offering”). On July 17, 2024, the SEC qualified the Company’s offering under Regulation A to offer up to $60,000,000 shares of its Common Stock (the “July 2024 Regulation A+ Offering” and, together with the 2019 Regulation A+ Offering and the 2021 Regulation A Offering, the “Regulation A+ Offerings”.).

During the year ended December 31, 2023, $1,179,245 was raised through the sale of 16,132,000 shares of Common Stock through the Regulation A+ Offerings and concurrent private placements of 18,797,000 warrants. During the year ended December 31, 2024, $2,266,000 was raised through the issuance of 24,950,000 shares of Common Stock through the Regulation A+ Offerings. During the three months ended March 31, 2025, $1,500,000 was raised through the issuance of 12,500,000 shares of Common Stock through the Regulation A+ Offerings and $6,250 through a concurrent private placement of 6,250,000 warrants.

Following receipt of required regulatory approvals and necessary financing to fund our working capital requirements, the Company intends to outsource material aspects of manufacturing, distribution, sales, and marketing for operations within the U.S. Outside of the U.S., the Company intends to pursue licensing arrangements and/or partnerships to facilitate its global commercialization strategy.

Long-term, the Company intends to consider resuming research efforts with respect to other products and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses. These long-term goals are subject to the Company: (i) receiving adequate funding; (ii) receiving regulatory approval for RadioGel™ and other brachytherapy products; and (iii) being able to successfully commercialize its brachytherapy products.

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

As of March 31, 2025, the Company had $3,265,100 in cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will be insufficient to cover the fixed and variable obligations of the Company.

The Company anticipates using the proceeds from the July 2024 Regulation A+ Offering as follows:

For the animal therapy market:

●	Expand communication on our website, the Company’s social media presence, conferences, and journals, each intended to increase the number of certified clinics for small animal and equine therapy and to increase the number of patients;
●	Subsidize certain IsoPet® therapies, if necessary, to ensure that all viable candidates are treated; and
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System;
●	Begin automation of product manufacturing;
●	Fund liability insurance for human clinical studies; and.
●	Fund human clinical studies in the US and India.

Research and development of the Company’s precision radionuclide therapy product line has been funded with proceeds from the sale of equity and debt securities, including from the Prior Regulation A+ Offerings. The Company requires additional funding of approximately $3.0 million annually to maintain operating activities. Over the next 36 months, the Company believes it will require approximately $9.0 million in additional capital to: (i) fund the FDA approval process to conduct human clinical trials; (ii) conduct Phase I, pilot, clinical trials; (iii) activate several regional clinics to administer IsoPet® across the U.S.; (iv) create an independent production center within the current production site to create a template for future international manufacturing; and (v) initiate regulatory approval processes outside of the United States. The proceeds raised from the prior Regulation A+ Offerings were used to fund this development and proceeds from the July 2024 Regulation A+ Offering will be used to continue such development efforts.

The continued deployment of the precision radionuclide therapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the precision radionuclide therapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s precision radionuclide therapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or from proceeds raised from the Regulation A+ Offerings.

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

Results of Operations

Comparison of the Three months Ended March 31, 2025 and 2024

The following table sets forth information from our statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues	$26,748	$4,500
Cost of goods sold	(35,831)	(6,000)
Gross loss	(9,083)	(1,500)
Operating expense	(854,449)	(575,629)
Operating loss	(863,532)	(577,129)
Non-operating income (expense)	28,836	18,590
Net loss	$(834,696)	$(558,539)

Revenues and Cost of Goods Sold

Revenue was $26,748 and $4,500 for the three months ended March 31, 2025 and 2024, respectively. All revenue recognized in the three months ended March 31, 2025 and 2024 except for $19,988 in the three months ended March 31, 2025 relate to the procedures performed with respect to the IsoPet® therapies.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel™ and/or any of our other brachytherapy technologies.

Commencing in 2025, the Company had started ordering Hydrogel to use in more than one treatment. This is anticipated to increase the number of treatments that can be handled in a particular clinic monthly. As a result, we have inventory built up that when used will increase our cost of goods sold over time.

Operating Expenses

Operating expense for the three months ended March 31, 2025 and 2024, respectively consists of the following:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Professional fees, including stock-based compensation	$588,268	$403,637
Payroll expense	94,697	91,125
Research and development	119,281	57,447
General and administrative expense	52,203	23,420
Total operating expense	$854,449	$575,629

Operating expense for the three months ended March 31, 2025 and 2024 was $854,449 and $575,629, respectively. The increase in operating expense from 2024 to 2025 can be attributed to the increase in professional fees ($403,637 for the three months ended March 31, 2024 versus $588,268 for the three months ended March 31, 2025) related to the fees incurred for the consultants engaged in 2025 versus 2024; the increase in general and administrative expense ($23,420 for the three months ended March 31, 2024 versus $52,203 for the three months ended March 31, 2025); the increase in research and development ($57,447 for the three months ended March 31, 2024 versus $119,281 for the three months ended March 31, 2025) as the Company continued to ramp up the development of their products in 2025 in India as well as the US including research studies as well as continuing the steps necessary to be accepted by the FDA, and an increase in payroll expense ($91,125 for the three months ended March 31, 2024 versus $94,697 for the three months ended March 31, 2025) related to the CEOs employment contract and bonus.

Non-Operating Income

Non-operating income for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Interest income	$28,836	$18,590

Non-operating income (expense)	$28,836	$18,590

Non-operating income for the three months ended March 31, 2025 and 2024 related to interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the three months ended March 31, 2025 and 2024 was $(834,696) and $(558,539), respectively.

Liquidity and Capital Resources

At March 31, 2025, the Company had working capital of $3,186,489, as compared to working capital of $2,147,247 at December 31, 2024. As of March 31, 2025, the Company did not have any commitments for capital expenditures.

Net cash used in operating activities for the three months ended March 31, 2025 and 2024, was $455,198 and $351,458, respectively. Cash used in operating activities was primarily related to the Company’s net loss from operations, stock-based compensation, as well as the changes in accounts receivable, inventory, prepaid expense, and accounts payable. During the three months ended March 31, 2025 and 2024, there was no cash used in investing activities. Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 was $1,507,750 and $130,000, respectively, consisting of proceeds from the sales of Common Stock and warrants as part of our Regulation A+ Offerings.

The Company has generated material operating losses since inception. The Company had a net loss of $834,696 for the three months ended March 31, 2025 as compared to a net loss of $558,539 for the three months ended March 31, 2024. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

The Company requires funding of at least $3.0 million per year to maintain current operating activities. Over the next 36 months, the Company believes it will require approximately $9,0 million in additional capital to: (i) fund the FDA approval process to conduct human clinical trials; (ii) conduct Phase I, pilot, and clinical trials; (iii) activate several regional clinics to administer IsoPet® across the county; (iv) create an independent production center within the current production site to create a template for future international manufacturing; and (v) initiate regulatory approval processes outside of the United States.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended March 31, 2025, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2024, filed on March 24, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

From January 1, 2025 through March 31, 2025, the Company issued:

12,500,000 shares of Common Stock in their Regulation A+ Offering, and 6,250,000 warrants in the amount of $1,506,250.

38,422 shares of Common Stock for services rendered valued at $4,688.

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

Vivos Inc.

Date: May 9, 2025	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

