Form 10-Q
period 2025-06-30
VIVOS INC
filed 2025-08-13
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2025

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

As of August 13, 2025, there were 453,804,006 shares of the registrant’s common stock outstanding.

i

PART I – FINANCIAL INFORMATION

VIVOS INC

BALANCE SHEETS

JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	JUNE 30,	DECEMBER 31,
	2025	2024
	(UNAUDITED)

ASSETS
Current Assets:
Cash	$2,660,590	$2,212,548
Accounts receivable	13,270	10,326
Inventory	62,961	-
Prepaid expenses	38,735	10,582

Total Current Assets	2,775,556	2,233,456

TOTAL ASSETS	$2,775,556	$2,233,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$96,458	$86,209

Total Current Liabilities	96,458	86,209

Total Liabilities	96,458	86,209

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 363 shares issued and outstanding, respectively	-	-
Additional paid in capital - Series B Convertible preferred stock	4,538	4,538
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 453,804,006 and 440,873,806 issued and outstanding, respectively	453,804	440,874
Additional paid in capital - common stock	79,716,773	77,719,143
Subscriptions receivable	-	(1,500)
Accumulated deficit	(86,841,438)	(85,361,229)

Total Stockholders’ Equity	2,679,098	2,147,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,775,556	$2,233,456

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2025	2024	2025	2024

Revenues, net	$41,748	$18,000	$15,000	$13,500
Cost of Goods Sold	85,583	16,780	49,753	10,780

Gross (loss) profit	(43,835)	1,220	(34,753)	2,720

OPERATING EXPENSES
Professional fees, including stock-based compensation	946,723	683,452	358,454	279,814
Payroll expenses	187,384	181,753	92,687	90,628
Research and development	227,246	157,109	107,965	99,662
General and administrative expenses	133,117	78,345	80,913	54,925

Total Operating Expenses	1,494,470	1,100,659	640,019	525,029

OPERATING LOSS	(1,538,305)	(1,099,439)	(674,772)	(522,309)

NON-OPERATING INCOME
Interest income	58,096	37,442	29,259	18,851

Total Non-Operating Income	58,096	37,442	29,259	18,851

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,480,209)	(1,061,997)	(645,513)	(503,458)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,480,209)	$(1,061,997)	$(645,513)	$(503,458)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	450,887,598	396,394,150	453,511,129	403,381,853

The accompanying notes are an integral part of these unaudited condensed financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Series A Preferred		Additional Paid-In Capital - Series A	Series B Preferred		Additional Paid-In Capital - Series B	Series C Preferred		Additional Paid-In Capital - Series C	Common Stock		Additional Paid-In Capital -	Subscription	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Receivable	Deficit	Total

Balance - December 31, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	387,894,033	$387,894	$73,791,430	$-	$(82,450,781)	$1,365,120

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	2,000,000	2,000	126,000	-	-	128,000
Services	-	-	-	-	-	-	-	-	-	139,834	140	9,342	-	-	9,482
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Vested RSUs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Adjustment for vested RSUs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	2,000	-	-	2,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(558,539)	(558,539)

Balance - March 31, 2024	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	390,033,867	390,034	74,290,272	-	(83,009,320)	1,307,563

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	11,000,000	11,000	693,000	-	-	704,000
Services	-	-	-	-	-	-	-	-	-	22,766	22	3,728	-	-	3,750
Cashless exercise of warrants	-	-	-	-	-	-	-	-	-	16,624,612	16,625	(16,625)	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	5,000	-	-	5,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	86,250	-	-	86,250
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(503,458)	(503,458)

Balance - June 30, 2024	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	417,681,245	$417,681	$75,061,625	$-	$(83,512,778)	$1,603,105

Balance - December 31, 2024	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	440,873,806	$440,874	$77,719,143	$(1,500)	$(85,361,229)	$2,147,247

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	12,500,000	12,500	1,487,500	-	-	1,500,000
Services	-	-	-	-	-	-	-	-	-	38,422	38	4,650	-	-	4,688
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	-	-	-	1,500	-	1,500
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	6,250	-	-	6,250
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(834,696)	(834,696)

Balance - March 31, 2025	2,071,007	2,071	8,842,458	363	-	4,538	385,302	385	500,507	453,412,228	453,412	79,579,043	-	(86,195,925)	3,186,489

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	41,778	42	4,645	-	-	4,687
Vested RSUs	-	-	-	-	-	-	-	-	-	350,000	350	(350)	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	133,435	-	-	133,435
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(645,513)	(645,513)

Balance - June 30, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	453,804,006	$453,804	$79,716,773	$-	$(86,841,438)	$2,679,098

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,480,209)	$(1,061,997)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	9,375	13,232
RSUs issued for services	494,935	447,750
Changes in assets and liabilities
Accounts receivable	(2,944)	(6,500)
Inventory	(62,961)	-
Prepaid expenses and other assets	(28,153)	(20,911)
Accounts payable and accrued expenses	10,249	(78,444)
Total adjustments	420,501	355,127

Net cash used in operating activities	(1,059,708)	(706,870)

CASH FLOWS FROM FINANCING ACTIVITES
Exercise of warrants	1,500	-
Proceeds from common stock and warrants	1,506,250	839,000
Net cash provided by financing activities	1,507,750	839,000

NET INCREASE IN CASH	448,042	132,130

CASH - BEGINNING OF PERIOD	2,212,548	1,592,287

CASH - END OF PERIOD	$2,660,590	$1,724,417

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2025 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025.

Vivos Inc. (the “Company,” “we,” “us,” “our”) is a radiation oncology medical device company engaged in the development of its yttrium-90 (“Y-90”) based precision radionuclide therapy device, RadioGel™, for the treatment of non-resectable tumors, now trademarked as Precision Radionuclide Therapy™. A prominent team of radiochemists, scientists, and engineers, collaborating with strategic partners, including national laboratories, universities, and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers, and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

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

Based on the FDA’s recommendation, RadioGel™ is being marketed as “IsoPet®” for use by veterinarians to avoid any confusion between animal and human therapy. The Company already has trademark protection for the “IsoPet®” name. IsoPet® and RadioGel™ are used synonymously throughout this document. The only distinction between IsoPet® and RadioGel™ is the FDA’s recommendation that we use “IsoPet®” for veterinarian usage, and reserve “RadioGel™” for human therapy. Historically, the Company’s primary focus was on the development and marketing of Isopet® for animal therapy, through the Company’s IsoPet® Solutions division. Over the last four years much effort has been directed to completing the testing require to obtain FDA approval for an Investigational Device Exemption and to obtain approval for clinical trials in India.

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

We refer you to Item 2– Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for more information about our business.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered recurring losses and used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations and thus raises significant doubt about the Company’s ability to continue as a going concern. Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities as well as a series of grants. The Company requires funding of approximately $3 million annually to maintain current operating activities.

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

During the year ended December 31, 2023, we raised $1,179,245 through the sale of 16,132,000 shares of Common Stock through the Regulation A+ Offerings and concurrent private placements of 18,797,000 warrants. During the year ended December 31, 2024, $2,266,000 was raised through the issuance of 24,950,000 shares of Common Stock through the Regulation A+ Offerings. During the six months ended June 30, 2025, $1,500,000 was raised through the issuance of 12,500,000 shares of Common Stock through the Regulation A+ Offerings and $6,250 through a concurrent private placement of 6,250,000 warrants.

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

As of June 30, 2025, the Company had $2,660,590 of cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash is insufficient to cover the fixed and variable obligations of the Company.

The Company anticipates using additional proceeds from the July 2024 Regulation A+ Offering as follows:

For the animal therapy market:

●	Expand communication on our website, the Company’s social media presence, conferences, and journals, each intended to increase the number of certified clinics for small animal and equine therapy and to increase the number of patients;
●	Subsidize certain IsoPet® therapies, if necessary, to ensure that all viable candidates are treated; and.
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Enhance the pedigree of the Quality Management System;
●	Construct and validate two new production facilities; and
●	Fund human clinical studies in the US and India.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2025 and December 31, 2024, the balances reported for cash, prepaid expense, accounts receivable, accounts payable, and accrued expense, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the periods ended June 30, 2025 and 2024, respectively. However, a patent was filed by Michael Korenko and David Swanberg on July 1, 2019 (No. 1811.191) and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Revenue:
Services - Treatments	$85,725	$20,000
IsoPet	9,360	-
Certification	29,983	-
Freight	700	-
Discount - Services	(69,665)	(2,000)
Discount - IsoPet	(4,360)	-
Discount - Certifications	(9,995)	-
	$41,748	$18,000

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Revenue:
Services - Treatments	$19,530	$13,500
IsoPet	9,360	-
Certification	-	-
Freight	700	-
Discount - Services	(10,230)	-
Discount - IsoPet	(4,360)	-
Discount - Certifications	-	-
	$15,000	$13,500

Inventory

Since the Company is selling a tangible good (IsoPet, which is considered a medical device) for the use in treatments, this is considered inventory as it is awaiting consumption into the final product. Inventory is valued at the lower of cost or net realizable value. Management evaluates quantities on hand and physical condition as these characteristics may be impacted by anticipated customer demand for current products. Inventory as of June 30, 2025 amounts to $62,961. The Company did not hold inventory until February 2025.

The Company purchases materials from two vendors that each ship to a third vendor who assembles the materials into a finished product which is then shipped to the clinics for use in the treatments being performed. This vendor who completes the process is charged a fixed fee which is directly charged to cost of sales. The only inventory not maintained by the Company is held at the vendor who assembles the product.

There have been no write-downs of inventory as of June 30, 2025, and the Company evaluates the inventory monthly for obsolescence. The Company from time to time will write-off items for spoilage when the need arises in the normal course of business.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to holders of our Common Stock (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive Common Stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended June 30, 2025 and 2024, the basic earnings per share equals the diluted earnings per share.

The following represent Common Stock equivalents that could be dilutive in the future as June 30, 2025 and December 31, 2024, which include the following:

	June 30, 2025	December 31, 2024
Preferred stock	7,409,570	7,409,570
Restricted stock units	56,850,000	22,725,000
Common stock options	2,252,809	2,252,809
Common stock warrants	17,715,000	11,465,000
Total potential dilutive securities	84,227,379	43,852,379

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

The Company incurred $227,246 and $157,109 in research and development costs for the six months ended June 30, 2025 and 2024, respectively, all of which were recorded in the Company’s operating expense noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the six and three ended June 30, 2025 and 2024, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of June 30, 2025 and December 31, 2024.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the periods ended June 30, 2025 and 2024. The Company did not have any deferred tax liability or asset on its balance sheets as of June 30, 2025 and December 31, 2024.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the periods ended June 30, 2025 and 2024, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Segment Reporting

The Company follows Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”) for its segment reporting. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The Company has not yet begun generating significant revenue from its planned principal operations and operates as a single reportable segment. The revenue associated with the services that the clinics perform by way of treatments and the licensure of these clinics are not considered two distinct segments for the six months ended June 30, 2025 and 2024, respectively. The benefit the clinics get by being licensed will assist in increased revenues associated with the treatments being administered. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2: RELATED PARTY TRANSACTIONS

In December 2024, our Chief Executive Officer advanced $40,949 to the Company, which amount was repaid within ten days.

NOTE 3: STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 950,000,000 shares of Common Stock. As of June 30, 2025 and December 31, 2024, there are 453,804,006 and 440,873,806 shares of Common Stock issued and outstanding, respectively.

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

Series A Convertible Preferred Stock

On June 30, 2015, a certificate of designations was filed with the Delaware Secretary of State to designate 2,500,000 shares of the Company’s Preferred Stock as Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) (the “Series A COD”). Effective March 31, 2016, the Company amended the Series A COD, increasing the maximum number of shares of Series A Preferred from 2,500,000 shares to 5,000,000 shares. As of June 30, 2025 and December 31, 2024, there are 2,071,007 shares of Series A Preferred issued and outstanding, respectively.

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

Series B Convertible Preferred Stock

On October 10, 2018, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) (the “Series B COD”). As of June 30, 2025 and December 31, 2024, there are 363 shares of Series B Preferred issued and outstanding, respectively.

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

On December 16, 2024, 200,000 Series B Preferred shares were converted into 2,500,000 shares of Common Stock.

Series C Convertible Preferred Stock

On March 27, 2019, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”) (the “Series C COD”). As of June 30, 2025 and December 31, 2024, there were 385,302 shares of Series C Preferred issued and outstanding, respectively.

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

Common and Preferred Stock Issuances

Common and Preferred Stock Issuances – Six Months Ended June 30, 2025

In January 2025, the Company received $1,500 from warrants exercised in December 2024.

In February 2025, the Company issued 12,500,000 shares of Common Stock pursuant to the Regulation A+ Offering, and 6,250,000 warrants for cash proceeds of $1,506,250.

In March 2025, the Company issued 38,422 shares of Common Stock for services rendered valued at $4,688.

In April 2025, the Company issued 100,000 shares of Common Stock upon the vesting of Restricted Stock Units (“ RSUs”).

In June 2025, the Company issued 250,000 shares of Common Stock upon the vesting of RSUs, and 41,778 shares for services rendered $4,687.

Common and Preferred Stock Issuances – Six Months Ended June 30, 2024

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

The following schedule summarizes the changes in the Company’s stock options:

	Options Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Six Months Ended June 30, 2024

Outstanding at January 1, 2024	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at June 30, 2024	2,252,809	$0.024-0.04	5.20 years	$374,454	$0.04
Exercisable at June 30, 2024	2,252,809	$0.024-0.04	5.20 years	$374,454	$0.04

Six Months Ended June 30, 2025

Outstanding at January 1, 2025	2,252,809	$0.024-0.04	4.70 years	$174,855	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at June 30, 2025	2,252,809	$0.024-0.04	4.20 years	$168,773	$0.04
Exercisable at June 30, 2025	2,252,809	$0.024-0.04	4.20 years	$168,773	$0.04

During the six months ended June 30, 2025 and 2024, the Company recognized $0 of stock-based compensation expense related to the vesting of stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Six Months Ended June 30, 2024

Outstanding at January 1, 2024	26,134,000	$0.06-0.10	3.54 years	$-	$0.0827
Granted	7,000,000	$0.075	-	$-	$-
Exercised	(24,534,000)	$-	-	$-	$-
Exchanged	-	$-	-	$-	$-
Outstanding at June 30, 2024	8,600,000	$0.075	3.50 years	$1,105,100	$0.075
Exercisable at June 30, 2024	8,600,000	$0.075	3.50 years	$1,105,100	$0.075

Six Months Ended June 30, 2025

Outstanding at January 1, 2025	11,465,000	$0.13	3 years	$123,690	$0.13
Granted	6,250,000	$0.15	-	$-	$-
Redeemed	-	$-	-	$-	$-
Exercised	-	$-	-	$-	$-
Exchanged	-	$-	-	$-	$-
Expired/cancelled	-	$-	-	$-	$-
Outstanding at June 30, 2025	17,715,000	$0.075-0.15	2.68 years	$115,320	$0.1369
Exercisable at June 30, 2025	17,715,000	$0.075-0.15	2.68 years	$115,320	$0.1369

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

The Company granted 2,000,000 warrants in their Regulation A+ Offering in January 2024, with an exercise price of $0.075 and a three-year term and 5,000,000 warrants with the same terms on April 1, 2024.

The Company issued 16,624,612 shares of Common Stock in the cashless exercise of 24,534,000 warrants.

The Company granted 6,250,000 warrants in February 2025, with an exercise price of $0.15 that expire June 30, 2028.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number Of Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2024

Outstanding at January 1, 2024	1,450,000	$0.09
Granted	21,050,000	$0.077
Vested	(5,000,000)	$-
Forfeited	-	$-
Outstanding at June 30, 2024	17,500,000	$0.08

Six Months Ended June 30, 2025

Outstanding at January 1, 2025	11,825,000	$0.08
Granted	1,650,000	$0.13
Vested	(6,150,000)	$-
Forfeited	-	$-
Outstanding at June 30, 2025	7,325,000	$0.09

During the six months ended June 30, 2025 and 2024, the Company recognized $494,935 and $447,750 in expense related to the vesting of its restricted stock units. As of June 30, 2025, the Company had $655,345 worth of expense yet to be recognized for restricted stock units not yet vested.

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

During the six months ended June 30, 2025, 1,650,000 restricted stock units were granted to consultants that vest through December 31, 2028, and 6,150,000 restricted stock units vested.

NOTE 5: CONCENTRATIONS

Three and one customer accounted for all of the revenues, each, more than 10% of total revenue. As of June 30, 2025 and December 31, 2024, two customers represented 100% of the Company’s accounts receivable.

NOTE 6: COMMITMENT

On June 4, 2019, the Company entered into an Executive Employment Agreement (“Employment Agreement”) with Dr. Michael K. Korenko, the Company’s Chief Executive Officer. The employment term under the Employment Agreement commenced with an effective date of June 11, 2019 and expires on December 31, 2020, and December 31 of each successive year if the Employment Agreement is extended, unless terminated earlier as set forth in the Employment Agreement. On December 31, 2020, the Company extended the Employment Agreement through December 31, 2021 while renegotiating terms of a new Employment Agreement. On May 3, 2021, the Company and the Chief Executive Officer agreed the terms of a new Employment Agreement with an effective date of January 1, 2021 that has a term of three years and expired December 31, 2023. On December 19, 2023, the Company renewed the Employment Agreement for a term of two years expiring December 31, 2025.

Under the terms of the Employment Agreement effective January 1, 2024, the Company shall pay to Dr. Korenko a base compensation of $295,500. In addition, Dr. Korenko is entitled to a discretionary bonus to be earned in the amount of $10,000 per quarter upon the satisfaction of conditions to be determined by the Board of Directors of the Company. In addition, the Company granted Dr. Korenko 20,000,000 restricted stock units on January 1, 2024 that vest over the two-year period.

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report and there were no items noted to be disclosed.

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

Business Overview

Vivos Inc. (the “Company,” “we,” “us,” “our”) is a radiation oncology medical device company engaged in the development of its yttrium-90 (“Y-90”) based precision radionuclide therapy device, RadioGel™, for the treatment of non-resectable tumors, now trademarked as Precision Radionuclide Therapy™. A prominent team of radiochemists, scientists, and engineers, collaborating with strategic partners, including national laboratories, universities, and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers, and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

In 2013, the United States Food and Drug Administration (“FDA”) issued the determination that RadioGel™ is a device for human therapy for non-resectable cancers in humans. This should result in a faster path than a drug for final approval.

In January 2018, the Center for Veterinary Medicine Product Classification Group ruled that RadioGel™ should be classified as a device for animal therapy of feline sarcomas and canine soft tissue sarcomas. Additionally, after a legal review, the Company believes that the device classification obtained from the FDA Center for Veterinary Medicine is not limited to canine and feline sarcomas but rather may be extended to a much broader population of veterinary cancers, including all or most solid tumors in animals. We expect the result of such classification and label review will be that no additional regulatory approvals are necessary for the use of IsoPet® for the treatment of solid tumors in animals. The FDA does not have premarket authority over devices with a veterinary classification, and the manufacturers are responsible for assuring that the product is safe, effective, properly labeled, and otherwise in compliance with all applicable laws and regulations.

Based on the FDA’s recommendation, RadioGel™ is being marketed as “IsoPet®” for use by veterinarians to avoid any confusion between animal and human therapy. The Company already has trademark protection for the “IsoPet®” name. IsoPet® and RadioGel™ are used synonymously throughout this document. The only distinction between IsoPet® and RadioGel™ is the FDA’s recommendation that we use “IsoPet®” for veterinarian usage, and reserve “RadioGel™” for human therapy. Historically, the Company’s primary focus was on the development and marketing of Isopet® for animal therapy, through the Company’s IsoPet® Solutions division. Over the last four years much effort has been directed to completing the testing require to obtain FDA approval for an Investigational Device Exemption and to obtain approval for clinical trials in India.

The Company’s IsoPet Solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospital to develop detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. In January 2025 the Company restructured and aligned its internal resources and focused efforts to align with animal therapy, human therapy, and recently other applications of its patented technologies.

The Company has worked with five different national laboratories or university veterinarian hospitals on IsoPet®/RadioGel™ testing and therapy. Washington State University treated five cats for feline sarcoma and served to develop the procedures which are incorporated in our label. They concluded that the product was safe and effective in killing cancer cells. Colorado State University demonstrated the CT and PET-CT imaging of IsoPet®. The University of Missouri conducted an animal study to treat canine sarcoma. Johns Hopkins University completed a study on VX2 Tumors in Rabbits. Every study confirmed that the Y-90 stayed at the injection site with insignificant distribution outside that boundary.

Commencing in July 2019, the Company recognized its first commercial sale of IsoPet®. A veterinarian from Alaska brought his cat with a re-occurrent spindle cell sarcoma tumor on his face. The cat had previously received external beam therapy, but now the tumor was growing rapidly. He was given a high dose of 400Gy with heavy therapy at the margins.

The Company anticipates that any near-term profits, if any, will be derived from direct sales of RadioGel™ (under the name IsoPet®) and related services, and from certifying veterinary clinics to administer IsoPet Therapy. Until recently the Company certified clinics at its own expense, but the demand has increased to the point that starting in 2025 the Company billed its first clinic for the certification process. We have changed to “Volume Pricing” to stimulate interest. We are targeting to increase sales in 2025 to achieve a “Breakeven” status for the Animal Therapy Division in 2026.

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

Strategic Initiatives

●	IDE - In December 2023, the FDA granted RadioGel Precision Radionuclide Therapy the designation as a Breakthrough Device pursuant to the FDA’s Breakthrough Devices Program, thereby giving the Company access to the “sprint” rapid review process for IDE comments. For the first two quarters of 2025, the Company has been taking advantage of the process to resolve detailed FDA questions on a variety of topics. We intend to leverage both animal and human therapy, safety, and efficacy data for our FDA IDE application in the third quarter of 2025.

●	Commercialization of Human Therapy in India - We are pursuing an expanded permit from the DCGI to conduct clinical trials for commercial applications in India. These new tests will be conducted at a second hospital with a new investigator.

●	Vivos India -We have decided to expand our presence in India and then to expand internationally. We are applying to become a Limited Liability Company in India in order to establish a business entity in India.

●	Animal Therapy in India – In the second quarter of 2025, we sponsored an animal therapy “Pets in the Park” event with a renowned speaker. There is strong interest to initiate animal therapy in India. We now have solid contacts with interested veterinary clinics. A production site in India would allow us to be cost effective.

●	Second Domestic Production Facility – To reduce our risk of a single point of failure at a single production facility in Texas we are negotiating a contract for space at Applied Process Engineering Laboratory (APEL). It will also serve as a production site for our Peltier and Duncan Chillers. We will focus our automative production development at this site, setting the stage for higher volumes in the future. We will continue to use IsoTherapeutics.

●	Future Indications for Use and Alternate Isotopes – In December 2024, the Company conducted an offsite strategic meeting with our key technical staff, both our Medical and Veterinary Advisory Boards, our principal investigators from Mayo Clinic and India, and the Chairman of our Board. The objective was to determine our next target indications for use and to ensure that Y-90 was the best therapeutic isotope to treat these cancers.

Over time we intend to expand the indications for use to include all lymph nodes, lung cancer, childhood brain cancer, eyelid cancer, and finally all solid tumors. Interestingly, our health physics experts agreed on all isotopes, but determining the best isotope for each therapy rapidly downsized the prime candidates.

We confirmed that our current isotope, Y-90 was effective for all the targeted indications for use. However, we also decided to explore P-32, Lu-177, and Ac-225. P-32 is not as powerful as Y-90; however, we could modify the concentration, as it has a longer half-life, which could prove to be an advantage for international shipments. While Lu-177 is relatively low-energy, we could adjust the concentration, as it has a lower penetration distance, which might be an advantage in therapies near critical structures since that would result in a higher therapeutic ratio. Ac-225 has a very low penetration distance, but it would be distributed homogeneously in our hydrogel. This could be an advantage in treating brain tumors due to its extremely low alpha penetration.

Our trademarks include BetaGel and AlphaGel and our provisional patents cover the isotopes P-32, Lu-177, and Ac-225. Over the next two years we intend to conduct laboratory testing and then animal and finally human studies in India.

The Company is exploring the viability of leveraging its technology to develop other businesses unrelated to the Company’s principal business of cancer treatment. Each business opportunity could generate income to support our primary objectives or potentially be spun off as a separate business activity to an interested party. To date the focus has been on:

●	PrecisionGel – The Company spent years refining the development of its hydrogel, in which gelation initiates at room temperature and is completed as it warms to body temperature. The Company is currently investing in quantifying and controlling the hydrogel resorption and agent dispersal characteristics. There has been enough interest in this component to warrant a serious business case assessment.

The Company has trademarked the name Precision Gel™ and, in addition to its current hydrogel patent, filed a new provisional patent in January 2025 to cover retention, transport, and release of a broad range of agents. These agents include radioactive and non-radioactive materials, solid particles, including nano-particles, large molecules, small molecules, including liquids, cells, and viruses.

In the second quarter of 2025, we signed a contract with Akina, Inc to sell and distribute our hydrogel. It is now in their catalog.

Intellectual Property

Our original license agreement with Battelle National Laboratory (the “Battelle License”) reached its end of life in 2022. We have expanded our proprietary knowledge, as well as our trademark and patent protection, during the past several years in anticipation of the Battelle License reaching the end of its term

Our trademark protection, which is extended to 17 countries, has been expanding continuously:

We own applications/registrations for the following as noted below:

○	ISOPET®
○	RADIOGEL®
○	ALPHA-GEL™
○	BETA-GEL™
○	GAMMA-GEL™
○	PRECISION RADIONUCLIDE THERAPY™
○	PRECISIONGEL™
○	Peltier Chlller©
○	Duncan Chiller™

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

During the year ended December 31, 2023, $1,179,245 was raised through the sale of 16,132,000 shares of Common Stock through the Regulation A+ Offerings and concurrent private placements of 18,797,000 warrants. During the year ended December 31, 2024, $2,266,000 was raised through the issuance of 24,950,000 shares of Common Stock through the Regulation A+ Offerings. During the six months ended June 30, 2025, $1,500,000 was raised through the issuance of 12,500,000 shares of Common Stock through the Regulation A+ Offerings and $6,250 through a concurrent private placement of 6,250,000 warrants.

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

As of June 30, 2025, the Company had $2,660,590 in cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will be insufficient to cover the fixed and variable obligations of the Company.

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

The continued deployment of precision radionuclide therapy products and a worldwide regulatory approval effort will require additional resources and personnel. The principal variables in the timing and amount of spending for the precision radionuclide therapy products in the next 12 to 24 months will be the FDA’s classification of the Company’s precision radionuclide therapy products as Class II or Class III devices (or otherwise) and any requirements for additional studies which may possibly include clinical studies. Thereafter, the principal variables in the amount of the Company’s spending and its financing requirements would be the timing of any approvals and the nature of the Company’s arrangements with third parties for manufacturing, sales, distribution and licensing of those products and the products’ success in the U.S. and elsewhere. The Company intends to fund its activities through strategic transactions such as licensing and partnership agreements or from proceeds raised from the Regulation A+ Offerings.

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

Results of Operations

Comparison of the Six months Ended June 30, 2025 and 2024

The following table sets forth information from our statements of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues	$41,748	$18,000
Cost of goods sold	85,583	16,780
Gross loss	(43,835)	1,220
Operating expense	(1,494,470)	(1,100,659)
Operating loss	(1,538,305)	(1,099,439)
Non-operating income (expense)	58,096	37,442
Net loss	$(1,480,209)	$(1,061,997)

Revenues and Cost of Goods Sold

Revenue was $41,748 and $18,000 for the six months ended June 30, 2025 and 2024, respectively. All revenue recognized in the six months ended June 30, 2025 and 2024 relate to the procedures performed with respect to the IsoPet® therapies, sales of IsoPet®and freight. In 2025, we recognized revenue for the licensing and certification of clinics approximating $20,000.

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

Operating Expenses

Operating expense for the six months ended June 30, 2025 and 2024, respectively consists of the following:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Professional fees, including stock-based compensation	$946,723	$683,452
Payroll expense	187,384	181,753
Research and development	227,246	157,109
General and administrative expense	133,117	78,345
Total operating expense	$1,494,470	$1,100,659

Operating expense for the six months ended June 30, 2025 and 2024 was $1,494,470 and $1,100,659, respectively. The increase in operating expense from 2024 to 2025 can be attributed to the increase in professional fees ($683,452 for the six months ended June 30, 2024 versus $946,723 for the six months ended June 30, 2025) related to the fees incurred for the consultants engaged in 2025 versus 2024 and increase in value of RSUs vested; the increase in general and administrative expense ($78,345 for the six months ended June 30, 2024 versus $133,117 for the six months ended June 30, 2025); the increase in research and development ($157,109 for the six months ended June 30, 2024 versus $227,246 for the six months ended June 30, 2025) as the Company continued to ramp up the development of their products in 2025 in India as well as the US including research studies as well as continuing the steps necessary to be accepted by the FDA, and an increase in payroll expense ($181,753 for the six months ended June 30, 2024 versus $187,384 for the six months ended June 30, 2025) related to the CEOs employment contract and bonus.

Non-Operating Income

Non-operating income for the six months ended June 30, 2025 and 2024 were as follows:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Interest income	$58,096	$37,442

Non-operating income (expense)	$58,096	$37,442

Non-operating income for the six months ended June 30, 2025 and 2024 related to interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the six months ended June 30, 2025 and 2024 was $(1,480,209) and $(1,061,997), respectively.

Comparison of the Three months Ended June 30, 2025 and 2024

The following table sets forth information from our statements of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Revenues	$15,000	$13,500
Cost of goods sold	49,753	10,780
Gross loss	(34,753)	2,720
Operating expense	(640,019)	(525,029)
Operating loss	(674,772)	(522,309)
Non-operating income (expense)	29,259	18,851
Net loss	$(645,513)	$(503,458)

Revenues and Cost of Goods Sold

Revenue was $15,000 and $13,500 for the three months ended June 30, 2025 and 2024, respectively. All revenue recognized in the three months ended June 30, 2025 and 2024 relate to the procedures performed with respect to the IsoPet® therapies, sales of IsoPet®and freight.

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

Operating Expenses

Operating expense for the three months ended June 30, 2025 and 2024, respectively consists of the following:

	Three months ended June 30, 2025	Three months ended June 30, 2024
Professional fees, including stock-based compensation	$358,454	$279,814
Payroll expense	92,687	90,628
Research and development	107,965	99,662
General and administrative expense	80,913	54,925
Total operating expense	$640,019	$525,029

Operating expense for the three months ended June 30, 2025 and 2024 was $640,019 and $525,029, respectively. The increase in operating expense from 2024 to 2025 can be attributed to the increase in professional fees ($279,814 for the three months ended June 30, 2024 versus $358,454 for the three months ended June 30, 2025) related to the fees incurred for the consultants engaged in 2025 versus 2024 and the value of the vested RSUs; the increase in general and administrative expense ($54,925 for the three months ended June 30, 2024 versus $80,913 for the three months ended June 30, 2025); the increase in research and development ($99,662 for the three months ended June 30, 2024 versus $107,965 for the three months ended June 30, 2025) as the Company continued to ramp up the development of their products in 2025 in India as well as the US including research studies as well as continuing the steps necessary to be accepted by the FDA, and an increase in payroll expense ($90,628 for the three months ended June 30, 2024 versus $92,687 for the three months ended June 30, 2025) related to the CEOs employment contract and bonus.

Non-Operating Income

Non-operating income for the three months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30, 2025	Three months ended June 30, 2024
Interest income	$29,259	$18,851

Non-operating income (expense)	$29,259	$18,851

Non-operating income for the three months ended June 30, 2025 and 2024 related to interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the three months ended June 30, 2025 and 2024 was $(645,513) and $(503,458), respectively.

Liquidity and Capital Resources

At June 30, 2025, the Company had working capital of $2,679,098, as compared to working capital of $2,147,247 at December 31, 2024. As of June 30, 2025, the Company did not have any commitments for capital expenditures.

Net cash used in operating activities for the six months ended June 30, 2025 and 2024, was $1,059,708 and $706,870, respectively. Cash used in operating activities was primarily related to the Company’s net loss from operations, stock-based compensation, as well as the changes in accounts receivable, inventory, prepaid expense, and accounts payable. During the six months ended June 30, 2025 and 2024, there was no cash used in investing activities. Net cash provided by financing activities for the six months ended June 30, 2025 and 2024 was $1,507,750 and $839,000, respectively, consisting of proceeds from the sales of Common Stock and warrants as part of our Regulation A+ Offerings.

The Company has generated material operating losses since inception. The Company had a net loss of $1,480,209 for the six months ended June 30, 2025 as compared to a net loss of $1,061,997 for the six months ended June 30, 2024. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended June 30, 2025, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2024, filed on March 24, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From January 1, 2025 through June 30, 2025, the Company issued:

12,500,000 shares of Common Stock in their Regulation A+ Offering, and 6,250,000 warrants in the amount of $1,506,250.

80,200 shares of Common Stock for services rendered valued at $9,375.

350,000 shares of Common Stock in settlement of RSUs.

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

Vivos Inc.

Date: August 13, 2025	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

