Form 10-Q
period 2025-09-30
VIVOS INC
filed 2025-11-12
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2025

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

As of November 11, 2025, there were 454,664,957 shares of the registrant’s common stock outstanding.

i

PART I – FINANCIAL INFORMATION

VIVOS INC

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(UNAUDITED)

ASSETS
Current Assets:
Cash	$2,202,109	$2,212,548
Accounts receivable	4,699	10,326
Inventory	62,734	-
Prepaid expenses	25,643	10,582

Total Current Assets	2,295,185	2,233,456

TOTAL ASSETS	$2,295,185	$2,233,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$112,693	$86,209

Total Current Liabilities	112,693	86,209

Total Liabilities	112,693	86,209

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 363 shares issued and outstanding, respectively	-	-
Additional paid in capital - Series B Convertible preferred stock	4,538	4,538
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 454,664,957 and 440,873,806 issued and outstanding, respectively	454,665	440,874
Additional paid in capital - common stock	79,726,600	77,719,143
Subscriptions receivable	-	(1,500)
Accumulated deficit	(87,348,732)	(85,361,229)

Total Stockholders’ Equity	2,182,492	2,147,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,295,185	$2,233,456

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2025	2024	2025	2024

Revenues, net	$43,627	$23,000	$1,879	$5,000
Cost of Goods Sold	100,277	20,699	14,694	3,919

Gross (loss) profit	(56,650)	2,301	(12,815)	1,081

OPERATING EXPENSES
Professional fees, including stock-based compensation	1,234,760	1,310,604	288,037	627,152
Payroll expenses	276,831	267,153	89,447	85,400
Research and development	295,066	223,660	67,820	66,551
General and administrative expenses	206,021	143,468	72,904	65,123

Total Operating Expenses	2,012,678	1,944,885	518,208	844,226

OPERATING LOSS	(2,069,328)	(1,942,584)	(531,023)	(843,145)

NON-OPERATING INCOME
Interest income	81,825	55,324	23,729	17,882

Total Non-Operating Income	81,825	55,324	23,729	17,882

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,987,503)	(1,887,260)	(507,294)	(825,263)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,987,503)	$(1,887,260)	$(507,294)	$(825,263)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	452,039,124	403,860,277	454,304,627	418,629,728

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Subscription	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Receivable	Deficit	Total

Balance - December 31, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	387,894,033	$387,894	$73,791,430	$-	$(82,450,781)	$1,365,120

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	2,000,000	2,000	126,000	-	-	128,000
Services	-	-	-	-	-	-	-	-	-	139,834	140	9,342	-	-	9,482
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Vested RSUs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Adjustment for vested RSUs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	2,000	-	-	2,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(558,539)	(558,539)

Balance - March 31, 2024	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	390,033,867	390,034	74,290,272	-	(83,009,320)	1,307,563

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	11,000,000	11,000	693,000	-	-	704,000
Services	-	-	-	-	-	-	-	-	-	22,766	22	3,728	-	-	3,750
Cashless exercise of warrants	-	-	-	-	-	-	-	-	-	16,624,612	16,625	(16,625)	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	5,000	-	-	5,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	86,250	-	-	86,250
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(503,458)	(503,458)

Balance - June 30, 2024	2,071,007	2,071	8,842,458	200,363	200	290,956	385,302	385	500,507	417,681,245	417,681	75,061,625	-	(83,512,778)	1,603,105

Stock issued for:
Vested RSUS	-	-	-	-	-	-	-	-	-	500,000	500	(500)	-	-	-
Services	-	-	-	-	-	-	-	-	-	278,652	279	55,884	-	-	56,163
Cashless exercise of warrants	-	-	-	-	-	-	-	-	-	295,306	295	(295)	-	-	-
Adjustment for vested RSUs	-	-	-	-	-	-	-	-	-	(1,162,500)	(1,162)	1,162	-	-	-
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(825,263)	(825,263)

Balance - September 30, 2024	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	417,592,703	$417,593	$75,479,376	$-	$(84,338,041)	$1,195,505

Balance - December 31, 2024	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	440,873,806	$440,874	$77,719,143	$(1,500)	$(85,361,229)	$2,147,247

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	12,500,000	12,500	1,487,500	-	-	1,500,000
Services	-	-	-	-	-	-	-	-	-	38,422	38	4,650	-	-	4,688
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	-	-	-	1,500	-	1,500
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	6,250	-	-	6,250
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(834,696)	(834,696)

Balance - March 31, 2025	2,071,007	2,071	8,842,458	363	-	4,538	385,302	385	500,507	453,412,228	453,412	79,579,043	-	(86,195,925)	3,186,489

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	41,778	42	4,645	-	-	4,687
Vested RSUs	-	-	-	-	-	-	-	-	-	350,000	350	(350)	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	133,435	-	-	133,435
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(645,513)	(645,513)

Balance - June 30, 2025	2,071,007	2,071	8,842,458	363	-	4,538	385,302	385	500,507	453,804,006	453,804	79,716,773	-	(86,841,438)	2,679,098

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	118,094	118	10,570	-	-	10,688
Cashless warrants	-	-	-	-	-	-	-	-	-	742,857	743	(743)	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(507,294)	(507,294)

Balance - September 30, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	454,664,957	$454,665	$79,726,600	$-	$(87,348,732)	$2,182,492

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	2025	2024
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(1,987,503)	$(1,887,260)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock, stock options and warrants for services	20,063	69,395
RSUs issued for services	494,935	809,250
Changes in assets and liabilities
Accounts receivable	5,627	2,000
Inventory	(62,734)	-
Prepaid expenses and other assets	(15,061)	(10,328)
Accounts payable and accrued expenses	26,484	(196,184)
Total adjustments	469,314	674,133

Net cash used in operating activities	(1,518,189)	(1,213,127)

CASH FLOWS FROM FINANCING ACTIVITES
Exercise of warrants	1,500	-
Proceeds from common stock and warrants	1,506,250	839,000
Net cash provided by financing activities	1,507,750	839,000

NET DECREASE IN CASH	(10,439)	(374,127)

CASH - BEGINNING OF PERIOD	2,212,548	1,592,287

CASH - END OF PERIOD	$2,202,109	$1,218,160

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in cashless exercise of warrants	$743	$-
RSUs vested into common stock	$350	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVOS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2025 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025.

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

On September 17, 2025, the Board of Directors of the Company approved the creation of Vivos Scientific India LLP (“Vivos India”), a wholly owned separate legal entity in India. Vivos India expands the Company’s strategic initiatives, with the objective of establishing a manufacturing center, expanding human therapies and pursuing commercialization of therapies in India. In addition, we will generate additional human trial data to support our process with the Food and Drug Administration (“FDA”). Vivos India was established on October 1, 2025.

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

During the year ended December 31, 2023, we raised $1,179,245 through the sale of 16,132,000 shares of Common Stock through the Regulation A+ Offerings and concurrent private placements of 18,797,000 warrants. During the year ended December 31, 2024, $2,266,000 was raised through the issuance of 24,950,000 shares of Common Stock through the Regulation A+ Offerings. During the nine months ended September 30, 2025, $1,500,000 was raised through the issuance of 12,500,000 shares of Common Stock through the Regulation A+ Offerings and $6,250 through a concurrent private placement of 6,250,000 warrants.

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

As of September 30, 2025, the Company had $2,202,109 of cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash is insufficient to cover the fixed and variable obligations of the Company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2025 and December 31, 2024, the balances reported for cash, prepaid expense, accounts receivable, accounts payable, and accrued expense, approximate the fair value because of their short maturities.

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

There have been no such capitalized costs in the periods ended September 30, 2025 and 2024, respectively. However, a patent was filed by Michael Korenko and David Swanberg on July 1, 2019 (No. 1811.191) and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Revenue:
Services - Treatments	$88,875	$25,000
IsoPet	9,360	-
Certification	29,983	-
Freight	875	-
Polymer	704	-
Discount - Services	(71,815)	(2,000)
Discount - IsoPet	(4,360)	-
Discount - Certifications	(9,995)	-
	$43,627	$23,000

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Revenue:
Services - Treatments	$3,150	$5,000
Freight	175	-
Polymer	704	-
Discount - Services	(2,150)	-
	$1,879	$5,000

Inventory

Since the Company is selling a tangible good (IsoPet, which is considered a medical device) for the use in treatments, this is considered inventory as it is awaiting consumption into the final product. Inventory is valued at the lower of cost or net realizable value. Management evaluates quantities on hand and physical condition as these characteristics may be impacted by anticipated customer demand for current products. Inventory as of September 30, 2025 amounts to $62,734. The Company did not hold inventory until February 2025.

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

There have been no write-downs of inventory as of September 30, 2025, and the Company evaluates the inventory monthly for obsolescence. The Company from time to time will write-off items for spoilage when the need arises in the normal course of business.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to holders of our Common Stock (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive Common Stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended September 30, 2025 and 2024, the basic earnings per share equals the diluted earnings per share.

The following represent Common Stock equivalents that could be dilutive in the future as September 30, 2025 and December 31, 2024, which include the following:

	September 30, 2025	December 31, 2024
Preferred stock	7,409,570	7,409,570
Restricted stock units	56,850,000	22,725,000
Common stock options	2,252,809	2,252,809
Common stock warrants	16,115,000	11,465,000
Total potential dilutive securities	82,627,379	43,852,379

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

The Company incurred $295,066 and $223,660 in research and development costs for the nine months ended September 30, 2025 and 2024, respectively, all of which were recorded in the Company’s operating expense noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the nine and three ended September 30, 2025 and 2024, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of September 30, 2025 and December 31, 2024.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the periods ended September 30, 2025 and 2024. The Company did not have any deferred tax liability or asset on its balance sheets as of September 30, 2025 and December 31, 2024.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the periods ended September 30, 2025 and 2024, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Segment Reporting

The Company follows Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”) for its segment reporting. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The Company has not yet begun generating significant revenue from its planned principal operations and operates as a single reportable segment. The revenue associated with the services that the clinics perform by way of treatments and the licensure of these clinics are not considered two distinct segments for the nine months ended September 30, 2025 and 2024, respectively. The benefit the clinics get by being licensed will assist in increased revenues associated with the treatments being administered. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in the United States.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2: RELATED PARTY TRANSACTIONS

In December 2024, our Chief Executive Officer advanced $40,949 to the Company, which amount was repaid within ten days.

NOTE 3: STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 950,000,000 shares of Common Stock. As of September 30, 2025 and December 31, 2024, there are 454,664,957 and 440,873,806 shares of Common Stock issued and outstanding, respectively.

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

Series A Convertible Preferred Stock

On June 30, 2015, a certificate of designations was filed with the Delaware Secretary of State to designate 2,500,000 shares of the Company’s Preferred Stock as Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) (the “Series A COD”). Effective March 31, 2016, the Company amended the Series A COD, increasing the maximum number of shares of Series A Preferred from 2,500,000 shares to 5,000,000 shares. As of September 30, 2025 and December 31, 2024, there are 2,071,007 shares of Series A Preferred issued and outstanding, respectively.

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

Series B Convertible Preferred Stock

On October 10, 2018, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) (the “Series B COD”). As of September 30, 2025 and December 31, 2024, there are 363 shares of Series B Preferred issued and outstanding, respectively.

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

On December 16, 2024, 200,000 Series B Preferred shares were converted into 2,500,000 shares of Common Stock.

Series C Convertible Preferred Stock

On March 27, 2019, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”) (the “Series C COD”). As of September 30, 2025 and December 31, 2024, there were 385,302 shares of Series C Preferred issued and outstanding, respectively.

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

Common and Preferred Stock Issuances

Common and Preferred Stock Issuances – Nine Months Ended September 30, 2025

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

In April 2025, the Company issued 100,000 shares of Common Stock upon the vesting of Restricted Stock Units (“ RSUs”).

In June 2025, the Company issued 250,000 shares of Common Stock upon the vesting of RSUs, and 41,778 shares for services rendered in the amount of $4,687.

In July 2025, 742,857 shares of Common Stock were issued for the cashless exercise of 1,600,000 warrants.

In September 2025, the Company issued 118,094 shares of Common Stock for services rendered in the amount of $10,688.

Common and Preferred Stock Issuances – Nine Months Ended September 30, 2024

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

The following schedule summarizes the changes in the Company’s stock options:

	Options Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Nine Months Ended September 30, 2024

Outstanding at January 1, 2024	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at September 30, 2024	2,252,809	$0.024-0.04	4.95 years	$284,567	$0.04
Exercisable at September 30, 2024	2,252,809	$0.024-0.04	4.95 years	$284,567	$0.04

Nine Months Ended September 30, 2025

Outstanding at January 1, 2025	2,252,809	$0.024-0.04	4.70 years	$174,855	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at September 30, 2025	2,252,809	$0.024-0.04	3.95 years	$119,887	$0.04
Exercisable at September 30, 2025	2,252,809	$0.024-0.04	3.95 years	$119,887	$0.04

During the nine months ended September 30, 2025 and 2024, the Company recognized $0 of stock-based compensation expense related to the vesting of stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Nine Months Ended September 30, 2024

Outstanding at January 1, 2024	26,134,000	$0.06-0.10	3.54 years	$-	$0.0827
Granted	7,000,000	$0.075	-	$-	$-
Exercised	(25,034,000)	$-	-	$-	$-
Exchanged	-	$-	-	$-	$-
Outstanding at September 30, 2024	8,100,000	$0.075	3.25 years	$717,660	$0.075
Exercisable at September 30, 2024	8,100,000	$0.075	3.25 years	$717,660	$0.075

Nine Months Ended September 30, 2025

Outstanding at January 1, 2025	11,465,000	$0.13	3 years	$123,690	$0.13
Granted	6,250,000	$0.15	-	$-	$-
Redeemed	-	$-	-	$-	$-
Exercised	(1,600,000)	$-	-	$-	$-
Exchanged	-	$-	-	$-	$-
Expired/cancelled	-	$-	-	$-	$-
Outstanding at September 30, 2025	16,115,000	$0.075-0.15	2.45 years	$23,250	$0.143
Exercisable at September 30, 2025	16,115,000	$0.075-0.15	2.45 years	$23,250	$0.143

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

The Company granted 2,000,000 warrants in their Regulation A+ Offering in January 2024, with an exercise price of $0.075 and a three-year term and 5,000,000 warrants with the same terms on April 1, 2024.

The Company issued 16,624,612 shares of Common Stock in the cashless exercise of 24,534,000 warrants.

The Company granted 6,250,000 warrants in February 2025, with an exercise price of $0.15 that expire June 30, 2028. In July 2025, 1,600,000 warrants were exercised into 742,857 shares of Common Stock.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number Of Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2024

Outstanding at January 1, 2024	1,450,000	$0.09
Granted	21,050,000	$0.077
Vested	(10,500,000)	$-
Forfeited	-	$-
Outstanding at September 30, 2024	12,000,000	$0.08

Nine Months Ended September 30, 2025

Outstanding at January 1, 2025	11,825,000	$0.08
Granted	1,650,000	$0.13
Vested	(6,150,000)	$-
Forfeited	-	$-
Outstanding at September 30, 2025	7,325,000	$0.09

During the nine months ended September 30, 2025 and 2024, the Company recognized $494,935 and $809,250 in expense related to the vesting of its restricted stock units. As of September 30, 2025, the Company had $655,345 worth of expense yet to be recognized for restricted stock units not yet vested.

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

During the nine months ended September 30, 2025, 1,650,000 restricted stock units were granted to consultants that vest through December 31, 2028, and 6,150,000 restricted stock units vested.

NOTE 5: CONCENTRATIONS

Three and one customer accounted for all of the revenues, each, more than 10% of total revenue. As of September 30, 2025 and December 31, 2024, three and two customers represented 100% of the Company’s accounts receivable.

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

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report and there were no items noted to be disclosed except for the items below.

On September 17, 2025, the Board of Directors of the Company approved the creation of Vivos Scientific India LLP (“Vivos India”), a wholly owned separate legal entity in India. Vivos India expands the Company’s strategic initiatives, with the objective of establishing a manufacturing center, and expanding human therapies. In addition, we will generate additional human trial data to support our process with the Food and Drug Administration (“FDA”). Vivos India was established on October 1, 2025.

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

On September 17, 2025, the Board of Directors of the Company approved the creation of Vivos Scientific India LLP (“Vivos India”), a wholly owned separate legal entity in India. Vivos India expands the Company’s strategic initiatives, with the objective of establishing a manufacturing center, expanding human therapies and pursuing commercialization of therapies in India. In addition, we will generate additional human trial data to support our process with the Food and Drug Administration (“FDA”). Vivos India was established on October 1, 2025.

In the third quarter ended September 30, 2025, we appointed a President and a Chief Operating Officer to account for our growth in the US and abroad.

Strategic Initiatives

●	IDE - In December 2023, the FDA granted RadioGel Precision Radionuclide Therapy the designation as a Breakthrough Device pursuant to the FDA’s Breakthrough Devices Program, thereby giving the Company access to the “sprint” rapid review process for IDE comments. For the first two quarters of 2025, the Company has been taking advantage of the process to resolve detailed FDA questions on a variety of topics. On August 13, 2025, the FDA rejected the Company’s IDE based on cited deficiencies. Based on the FDA recommendations, the Company will use the pre-submission process to respond to the FDA‘s comments. On October 14, 2025, the Company submitted the pre-submission document dedicated to sterility. This document incorporated the new E-Beam sterilization process. The Company’s intent is to submit one more pre-submission document on activity containment, then resubmit the IDE. The Company is receiving guidance on these submissions from their new regulatory advisory group. The government shutdown is stretching FDA resources so this process may take a bit longer than expected.

●	Commercialization of Human Therapy in India - We are pursuing an expanded permit from the DCGI to conduct clinical trials for commercial applications in India. These new tests will be conducted at a second hospital with a new investigator.

●	Animal Therapy in India – In the second quarter of 2025, we sponsored an animal therapy “Pets in the Park” event with a renowned speaker. There is strong interest to initiate animal therapy in India. We now have solid contacts with interested veterinary clinics. A production site in India would allow us to be cost effective.

●	Alternate Production Facilities – Previous corporate filings have included risk factors regarding the Company’s continued use of a single production site. For the past few years, the Company has been assessing alternate facilities. The Company’s strategic target is to have two domestic manufacturing facilities and one in India. These facilities will produce the Y-90 phosphate particles and mix with the E-Beam sterilized hydrogel. The Company will continue to use IsoTherapeutics through early 2026. We have signed a contract for space at Applied Process Engineering Laboratory (APEL) in Richland, Washington. It will also serve as a production site for our Peltier and Duncan Chillers. We will focus our automative production development at this site, setting the stage for higher volumes in the future. We are also in discussions with Theragenics in GA and GRIL in India.

●	Future Indications for Use and Alternate Isotopes – In December 2024, the Company conducted an offsite strategic meeting with our key technical staff, both our Medical and Veterinary Advisory Boards, our principal investigators from Mayo Clinic and India, and the Chairman of our Board. The objective was to determine our next target indications for use and to ensure that Y-90 was the best therapeutic isotope to treat these cancers.

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

Recent successful therapies of equine ocular tumors confirm the use of Y-90 and may impact the business case of development of alternate isotopes.

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

In the second quarter of 2025, we signed a contract with Akina, Inc to sell this polymer. It is now in their catalog. The Company has had recent sales to a University and Pharmaceutical company, however the priority remains IDE approval.

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

During the year ended December 31, 2023, $1,179,245 was raised through the sale of 16,132,000 shares of Common Stock through the Regulation A+ Offerings and concurrent private placements of 18,797,000 warrants. During the year ended December 31, 2024, $2,266,000 was raised through the issuance of 24,950,000 shares of Common Stock through the Regulation A+ Offerings. During the nine months ended September 30, 2025, $1,500,000 was raised through the issuance of 12,500,000 shares of Common Stock through the Regulation A+ Offerings and $6,250 through a concurrent private placement of 6,250,000 warrants.

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

As of September 30, 2025, the Company had $2,202,109 in cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will be insufficient to cover the fixed and variable obligations of the Company.

The Company anticipates using the proceeds from the July 2024 Regulation A+ Offering as follows:

For the animal therapy market:

●	Expand communication on our website, the Company’s social media presence, conferences, and journals, each intended to increase the number of certified clinics for small animal and equine therapy and to increase the number of patients;
●	Subsidize certain IsoPet® therapies, if necessary, to ensure that all viable candidates are treated; and
●	Assist a new regional clinic with their license and certification training.

For the human market:

●	Expand the number of production sites;
●	Enhance the pedigree of the Quality Management System;
●	Begin automation of product manufacturing;
●	Fund liability insurance for human clinical studies; and.
●	Fund human clinical studies in the US and India.

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

Results of Operations

Comparison of the Nine months Ended September 30, 2025 and 2024

The following table sets forth information from our statements of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues	$43,627	$23,000
Cost of goods sold	100,277	20,699
Gross (loss) income	(56,650)	2,301
Operating expense	(2,012,678)	(1,944,885)
Operating loss	(2,069,328)	(1,942,584)
Non-operating income (expense)	81,825	55,324
Net loss	$(1,987,503)	$(1,887,260)

Revenues and Cost of Goods Sold

Revenue was $43,627 and $23,000 for the nine months ended September 30, 2025 and 2024, respectively. All revenue recognized in the nine months ended September 30, 2025 and 2024 relate to the procedures performed with respect to the IsoPet® therapies, sales of IsoPet®and freight. In 2025, we recognized revenue for the licensing and certification of clinics approximating $20,000.

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

Operating Expenses

Operating expense for the nine months ended September 30, 2025 and 2024, respectively consists of the following:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Professional fees, including stock-based compensation	$1,234,760	$1,310,604
Payroll expense	276,831	267,153
Research and development	295,066	223,660
General and administrative expense	206,021	143,468
Total operating expense	$2,012,678	$1,944,885

Operating expense for the nine months ended September 30, 2025 and 2024 was $2,012,678 and $1,944,885, respectively. The increase in operating expense from 2024 to 2025 can be attributed to the decrease in professional fees ($1,310,604 for the nine months ended September 30, 2024 versus $1,234,760 for the nine months ended September 30, 2025) related to the fees incurred for the consultants engaged in 2025 versus 2024 and decrease in value of RSUs vested; the increase in general and administrative expense ($143,468 for the nine months ended September 30, 2024 versus $206,021 for the nine months ended September 30, 2025); the increase in research and development ($223,660 for the nine months ended September 30, 2024 versus $295,066 for the nine months ended September 30, 2025) as the Company continued to ramp up the development of their products in 2025 in India as well as the US including research studies as well as continuing the steps necessary to be accepted by the FDA, and an increase in payroll expense ($267,153 for the nine months ended September 30, 2024 versus $276,831 for the nine months ended September 30, 2025) related to the CEOs employment contract and bonus.

Non-Operating Income

Non-operating income for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Interest income	$81,825	$55,324

Non-operating income (expense)	$81,825	$55,324

Non-operating income for the nine months ended September 30, 2025 and 2024 related to interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the nine months ended September 30, 2025 and 2024 was $(1,987,503) and $(1,887,260), respectively.

Comparison of the Three months Ended September 30, 2025 and 2024

The following table sets forth information from our statements of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Revenues	$1,879	$5,000
Cost of goods sold	14,694	3,919
Gross (loss) income	(12,815)	1,081
Operating expense	(518,208)	(844,226)
Operating loss	(531,023)	(843,145)
Non-operating income (expense)	23,729	17,882
Net loss	$(507,294)	$(825,263)

Revenues and Cost of Goods Sold

Revenue was $1,879 and $5,000 for the three months ended September 30, 2025 and 2024, respectively. All revenue recognized in the three months ended September 30, 2025 and 2024 relate to the procedures performed with respect to the IsoPet® therapies, sales of IsoPet®and freight.

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

Operating Expenses

Operating expense for the three months ended September 30, 2025 and 2024, respectively consists of the following:

	Three months ended September 30, 2025	Three months ended September 30, 2024
Professional fees, including stock-based compensation	$288,037	$627,152
Payroll expense	89,447	85,400
Research and development	67,820	66,551
General and administrative expense	72,904	65,123
Total operating expense	$518,208	$844,226

Operating expense for the three months ended September 30, 2025 and 2024 was $518,208 and $844,226, respectively. The decrease in operating expense from 2024 to 2025 can be attributed to the decrease in professional fees ($627,152 for the three months ended September 30, 2024 versus $288,037 for the three months ended September 30, 2025) related to the fees incurred for the consultants engaged in 2025 versus 2024 and the decrease in the value of the vested RSUs; the increase in general and administrative expense ($65,123 for the three months ended September 30, 2024 versus $72,904 for the three months ended September 30, 2025); the increase in research and development ($66,551 for the three months ended September 30, 2024 versus $67,820 for the three months ended September 30, 2025) as the Company continued to ramp up the development of their products in 2025 in India as well as the US including research studies as well as continuing the steps necessary to be accepted by the FDA, and an increase in payroll expense ($85,400 for the three months ended September 30, 2024 versus $89,447 for the three months ended September 30, 2025) related to the CEOs employment contract and bonus.

Non-Operating Income

Non-operating income for the three months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30, 2025	Three months ended September 30, 2024
Interest income	$23,729	$17,882

Non-operating income (expense)	$23,729	$17,882

Non-operating income for the three months ended September 30, 2025 and 2024 related to interest earned on the Company’s cash accounts.

Net Loss

Our net loss for the three months ended September 30, 2025 and 2024 was $(507,294) and $(825,263), respectively.

Liquidity and Capital Resources

At September 30, 2025, the Company had working capital of $2,182,492, as compared to working capital of $2,147,247 at December 31, 2024. As of September 30, 2025, the Company did not have any commitments for capital expenditures.

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024, was $1,518,189 and $1,213,127, respectively. Cash used in operating activities was primarily related to the Company’s net loss from operations, stock-based compensation, as well as the changes in accounts receivable, inventory, prepaid expense, and accounts payable. During the nine months ended September 30, 2025 and 2024, there was no cash used in investing activities. Net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 was $1,507,750 and $839,000, respectively, consisting of proceeds from the sales of Common Stock and warrants as part of our Regulation A+ Offerings.

The Company has generated material operating losses since inception. The Company had a net loss of $1,987,503 for the nine months ended September 30, 2025 as compared to a net loss of $1,887,260 for the nine months ended September 30, 2024. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended September 30, 2025, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2024, filed on March 24, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From January 1, 2025 through September 30, 2025, the Company issued:

12,500,000 shares of Common Stock in their Regulation A+ Offering, and 6,250,000 warrants in the amount of $1,506,250.

198,294 shares of Common Stock for services rendered valued at $20,062.

350,000 shares of Common Stock in settlement of RSUs.

742,857 shares of Common Stock in a cashless exercise of warrants.

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

Vivos Inc.

Date: November 12, 2025	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

