Form 10-K
period 2025-12-31
VIVOS INC
filed 2026-03-31
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $47,709,614. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 30, 2026, there were 482,688,356 shares of the registrant’s common stock outstanding, 2,071,007 shares of the registrant’s Series A Convertible Preferred Stock outstanding, 363 of the registrant’s Series B Convertible Preferred Stock outstanding and 385,302 of the registrant’s Series C Convertible Preferred Stock outstanding.

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

ITEM 1. BUSINESS.

Vivos Inc. (the “Company,” “we,” “us,” “our”) is a radiation oncology medical device company engaged in the development of its yttrium-90 (“Y-90”) based precision radionuclide therapy devices. This includes RadioGel® Precision Radionuclide Therapy™ (Human Division) for treating solid tumors and positive surgical margins in humans and IsoPet® (Animal Division) for treating solid tumors in animals. The Company also sells PLGA-g-PEG polymers and PrecisionGel™, a hydrogel polymer platform for delivering active pharmaceutical ingredients and therapeutic agents. A prominent team of radiochemists, scientists, and engineers, collaborating with strategic partners, including national laboratories, universities, and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers, veterinarians, and patients by providing them with new isotope technologies and advanced polymer solutions that offer safe and effective treatments for cancer in both humans and animals.

In 2013, the United States Food and Drug Administration (“FDA”) issued the determination that RadioGel® is a device for human therapy for non-resectable cancers in humans. This should result in a faster path than a drug for final approval.

In January 2018, the Center for Veterinary Medicine Product Classification Group ruled that RadioGel® (now marketed as IsoPet® for veterinary use) should be classified as a medical device for animal therapy, initially specified for feline sarcomas and canine soft tissue sarcomas. Additionally, after legal review, the Company believes that this device classification from the FDA Center for Veterinary Medicine is not strictly limited to canine and feline sarcomas but may extend to a broader population of veterinary cancers, including all or most solid tumors in animals. As veterinary medical devices do not require premarket approval or notification (such as 510(k) or PMA) for commercial distribution in the United States, IsoPet® is authorized for marketing and commercial distribution following this classification, provided the product is safe, effective, properly labeled, and compliant with applicable laws and regulations. The FDA does not exercise premarket authority over veterinary devices, and manufacturers bear responsibility for ensuring ongoing compliance. This classification enables the commercial distribution of IsoPet® for treating solid tumors in animals.

Based on the FDA’s recommendation, RadioGel® is being marketed as “IsoPet®” for use by veterinarians to avoid any confusion between animal and human therapy. The Company already has trademark protection for the “IsoPet®” name. IsoPet® and RadioGel® are used synonymously throughout this document. The only distinction between IsoPet® and RadioGel® is the FDA’s recommendation that we use “IsoPet®” for veterinarian usage, and reserve “RadioGel®” for human therapy. Historically, the Company’s primary focus was on the development and marketing of Isopet® for animal therapy, through the Company’s IsoPet® Solutions division. Over the last four years much effort has been directed to completing the testing require to obtain FDA approval for an Investigational Device Exemption and to obtain approval for clinical trials in India.

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

The Company anticipates that any near-term profits, if any, will be derived from direct sales of RadioGel® (under the name IsoPet®) and related services, and from certifying veterinary clinics to administer IsoPet Therapy. Until recently the Company certified clinics at its own expense, but the demand has increased to the point that starting in 2025 the Company billed its first clinic for the certification process. The Company has transitioned to “Volume Pricing” to stimulate broader interest and adoption. With significant growth achieved in 2025—including a reported 1,200% year-over-year increase in administered therapies and expansion of the certified clinic network—the Animal Therapy Division (IsoPet®) is positioned to reach breakeven status in 2026, supported by ongoing profitability-focused initiatives, continued clinic expansion, and improved operational efficiency.

The plan is to incorporate the data assembled from our work with Isopet® in animal therapy to support the Company’s efforts in the development of our RadioGel™ device candidate, including obtaining approval from the FDA to market and sell RadioGel® as a Class II medical device. RadioGel® is an injectable particle-gel for Precision Radionuclide Therapy radiation treatment of cancerous tumors in people and animals. RadioGel® is comprised of a hydrogel, or a substance that is liquid at room temperature and then gels when reaching body temperature after injection into a tumor. In the gel are small, less than two microns, Y-90 phosphate particles. Once injected, these inert particles are locked in place inside the tumor by the gel, delivering a very high local radiation dose. The radiation is beta, consisting of high-speed electrons. These electrons only travel a short distance so the device can deliver high radiation to the tumor with minimal dose to the surrounding tissue. Optimally, patients can go home immediately following treatment without the risk of radiation exposure to family members. Since Y-90 has a half-life of 2.7 days, the radioactivity drops to 5% of its original value after ten days.

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

On September 17, 2025, the Board of Directors of the Company approved the creation of Vivos Scientific India LLP (“VSIL”), a wholly owned separate legal entity in India. Vivos India was formally established in September 2025 (with incorporation completed and government approvals finalized shortly thereafter), expanding the Company’s strategic initiatives in the region. The primary objectives include establishing the Company’s first international manufacturing center for RadioGel® and IsoPet®, advancing expanded human therapy demonstrations and clinical trials (including ongoing patient treatments initiated in December 2024 and progress toward DCGI regulatory clearance for larger-scale trials), pursuing commercialization of therapies for both humans and animals in India, and generating additional human trial data to support the Company’s regulatory processes with the U.S. Food and Drug Administration (FDA), such as the planned Investigational Device Exemption (IDE) submission in early 2026. As of February 2026, discussions continue with experienced radiopharmaceutical contract manufacturers in India to support the establishment of this international production facility, with a target for operational status by the end of 2026 to reduce shipping costs, enhance logistical efficiency, and facilitate broader global access to the Company’s precision radionuclide therapies.

In the third quarter ended September 30, 2025, the Company strengthened its leadership team to support accelerating growth in both the U.S. and international markets by appointing Brad Allan Weeks as President (effective September 1, 2025) and David J. Swanberg as Chief Operating Officer (effective September 15, 2025). These appointments reflect the Company’s strategic response to rapid expansion, particularly in the IsoPet® Animal Therapy Division—which achieved a reported 1,200% year-over-year increase in administered therapies from 2024 to 2025—and ongoing advancements in RadioGel® human therapy development, including progress toward FDA Investigational Device Exemption (IDE) submission and the establishment of Vivos Scientific India LLP in September 2025. The new executive roles are designed to enhance operational efficiency, scale commercial activities, drive clinic certifications and therapy adoption, and position the Company for sustained growth and potential profitability in the Animal Therapy Division by 2026.

Strategic Initiatives

●

IDE - In December 2023, the FDA granted RadioGel® Precision Radionuclide Therapy™

the designation as a Breakthrough Device pursuant to the FDA’s Breakthrough Devices Program, thereby giving the Company access to the “sprint” rapid review process for IDE comments. For the first two quarters of 2025, the Company took advantage of the process to resolve detailed FDA questions on a variety of topics. On August 13, 2025, the FDA rejected the Company’s IDE based on cited deficiencies. Based on the FDA recommendations, the Company used the pre-submission process to respond to the FDA’s comments. On October 14, 2025, the Company submitted the pre-submission document dedicated to sterility. This document incorporated the new E-Beam sterilization process.

Over the past several years, the Company has engaged extensively with the FDA, successfully addressing feedback from more than 40 individual reviewers—many comments stemming from frequent review team changes within the Agency. Vivos has provided comprehensive data and finalized the key technical parameters related to demonstrating precision delivery of RadioGel® to the treatment area and ensuring minimal exposure to non-target tissues.

In a key strategic move, Vivos has engaged one of the top regulatory experts in the field of brachytherapy and combination radiotherapy devices, with deep experience guiding such products through the FDA’s Center for Devices and Radiological Health (CDRH). This expert’s prior role at the FDA and proven track record of successful IDE approvals for Class III implantable radiation device, several reviewed by the same branch overseeing RadioGel®, have provided invaluable guidance.

With this expert’s analysis of FDA feedback patterns, the Company is bolstering its IDE submission by:

1.	Fully addressing all outstanding FDA concerns and adopting a submission format and structure proven effective by regulatory experts for similar devices.
2.	Incorporating additional information from clinical human data that has become available since the Company’s last IDE submission, further strengthening the evidence package.
3.	Reformatting and summarizing pre-clinical data in a manner that more directly and effectively addresses the remaining FDA concerns.
4.	Leveraging extensive veterinary clinical data from IsoPet® commercial use: Integrating comprehensive treatment outcomes from over 100 safely administered therapies across diverse tumor types and species, with zero reportable serious adverse events attributable to the product, to provide additional real-world safety and efficacy evidence supporting the Precision Radionuclide Therapy™ platform.
5.	Highlighting specialized equine ocular applications: Including detailed case data on successful treatments of ocular squamous cell carcinoma in horses (with injections near or into the cornea), showing no major side effects in adjacent critical structures, to further demonstrate the therapy’s precision, minimal invasiveness, and favorable risk profile in challenging anatomical locations.

These enhancements maintain the intended use while maximizing the submission’s clarity, completeness, and alignment with Agency expectations. These recommendations required substantial effort to incorporate into our next submission.

5

●

Commercialization of Human Therapy in India - The Company is actively pursuing an expanded permit from the Drugs Controller General of India (DCGI) to continue treating the initial cohort of up to 30 patients focused on head and neck cancers (including cancerous lymph nodes) and to initiate larger-scale clinical trials supporting potential commercial applications in India. This next phase would involve a second hospital site with a new principal investigator, incorporating an enhanced protocol that aligns with prior FDA feedback—such as post-treatment whole-body PET examinations for broader safety validation and efficacy assessment across additional tumor locations.

In September 2025, the Company established Vivos Scientific India LLP (VSIL), a wholly owned subsidiary in India, to accelerate developmental testing, support regulatory processes (including DCGI clearances), expand human and animal therapy demonstrations, and lay the groundwork for the Company’s first international manufacturing center for RadioGel® and IsoPet®. The entity has secured its Certificate of Incorporation and completed key foundational steps (e.g., name reservation, digital signatures, and LLP Agreement filing), with headquarters in Mumbai, supported by an Indian Advisory Board. As of February 2026, VSIL is operational and advancing these initiatives, though full business activation and manufacturing setup remain in progress pending additional regulatory and logistical milestones. This subsidiary strengthens the Company’s long-term commitment to India as a key hub for clinical advancement, data generation to bolster the U.S. FDA pathway (e.g., IDE support), and eventual commercialization in both human oncology and veterinary applications.

●

Animal Therapy in India – In the second quarter of 2025, the Company sponsored a highly successful “Pets in the Park” event in Mumbai, featuring a renowned speaker to raise awareness about pet cancer and introduce IsoPet® therapy. The event generated overwhelming positive response and demonstrated strong interest in initiating animal therapy in India. Building on this momentum, the Company has established solid contacts with interested veterinary clinics and key stakeholders in the region.

The establishment of Vivos Scientific India LLP (VSIL) in September 2025 further supports these efforts by providing a dedicated local entity to advance developmental testing, pursue regulatory pathways for veterinary applications (complementing ongoing human therapy progress with the DCGI), and explore commercialization opportunities for IsoPet® in India. A local production site in India—targeted as part of the Company’s international manufacturing expansion, with one facility anticipated to become operational by the end of 2026—would significantly enhance cost-effectiveness by reducing shipping expenses, improving supply chain logistics, and enabling broader, more affordable access to IsoPet® Precision Radionuclide Therapy™ for veterinary use in the Indian market and beyond. This aligns with the Company’s global strategy to expand the IsoPet® division, which has already seen substantial growth in the U.S. (including a reported 1,200% year-over-year increase in administered therapies from 2024 to 2025), and positions India as a promising hub for both animal and human applications of the platform.

●

Alternate Production Facilities – Previous corporate filings have highlighted risk factors associated with the Company’s reliance on a single production site. For the past two years, the Company has actively assessed alternate facilities to mitigate this risk and support scalable growth.

In a significant step announced on February 17, 2026, Vivos Inc. is advancing plans to diversify its manufacturing base. The Company’s strategic target is to establish one domestic production facility—where Vivos will serve as the manufacturer of record—and one international production facility, both operational in 2026. These facilities will produce the yttrium-90 (Y-90) phosphate particles and mix them with sterile hydrogel to create individual patient doses for RadioGel® (human applications) and IsoPet® (veterinary applications).

For the domestic site, Vivos has signed a contract for production space at the Applied Process Engineering Laboratory (APEL) in Richland, Washington. Equipment has been ordered, installation is underway, and licensing applications have been submitted to support operational readiness. The international facility is being pursued through ongoing discussions with experienced radiopharmaceutical contract manufacturers in India, aligned with the establishment and activities of Vivos Scientific India LLP (VSIL), to reduce shipping costs, enhance logistical efficiency, and expand access to global markets.

The Company will continue production with its existing contract manufacturer through Q2 2026, ensuring continuity during the transition to these new facilities. This multi-site approach is expected to address previous single-source vulnerabilities, improve supply chain resilience, accommodate higher production volumes as demand grows (particularly in the IsoPet® division, which reported substantial therapy increases in 2025), and support the Company’s broader commercialization and regulatory goals for both human and animal therapies.

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

Over time we intend to expand the indications for use to include all lymph nodes, lung cancer, childhood brain cancer, eyelid cancer, and finally all solid tumors. Our health physics experts reviewed the benefits of every available isotope, with respect to the target range of potential indication for use.

This strategic group confirmed that our current isotope, Y-90 was effective for all the targeted indications for use. However, we also decided to explore P-32, Lu-177, and Ac-225.

○	P-32 is not as energetic as Y-90; however, we could modify the concentration, as it has a longer half-life, which could prove to be an advantage for international shipments.
○	While Lu-177 is relatively low-energy, we could adjust the concentration, as it has a lower penetration distance, which might be an advantage in therapies near critical structures since that would result in a higher therapeutic ratio.
○	Ac-225 has a very low penetration distance, but it would be distributed homogeneously in our hydrogel. This could be an advantage in treating brain tumors and bone cancer due to its extremely low alpha penetration.

Recent successful therapies of equine ocular tumors without damaging the eye and human therapy on cancerous nodes directly on the trachea without damaging that organ, confirm the use of Y-90 and may impact the business case of development of alternate isotopes.

Our trademarks include BetaGel and AlphaGel and our provisional patents cover the isotopes P-32, Lu-177, and Ac-225. Depending on the business case conclusions, over the next three years we intend to conduct laboratory testing and then animal and finally human studies in India.

●

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

The Company has trademarked the name Precision Gel™ and, in addition to its current hydrogel patent, filed a new provisional patent in January 2025. In 2026 Akina and Vivos will release a publication to summarize years of development on our hydrogel, including rheology, resorption characteristics, concentration and composition control, and agent release data, including retention, transport, and release of a broad range of agents. It is anticipated that this publication will be beneficial to marketing Precision Gel.

In the second quarter of 2025, we signed a contract with Akina, Inc to sell this polymer. It is now in their catalog. The Company has had recent sales to universities and pharmaceutical companies; we anticipate this will be a slow growing but solid market. The priority remains IDE approval.

Duncan Chiller – Akina encouraged Vivos to leverage our Peltier Chiller technology to develop a general laboratory equipment device for non-water localized chilling. An elementary device demonstrated proof of concept. A prototype will be produced at APEL for testing at and eventual distribution by Akina.

Intellectual Property

The Company’s original license agreement with Battelle National Laboratory (the “Battelle License”) reached its end of life in 2022. In anticipation of this expiration, Vivos has significantly expanded its proprietary knowledge base, along with robust trademark and patent protections, over the past several years. The Company no longer relies on the Battelle license for any core intellectual or proprietary technology, having developed and secured independent advancements in its Precision Radionuclide Therapy™ (PRnT™) platform.

Trademark Protection continues to expand globally, now covering registrations and applications in 17 countries (with ongoing efforts to broaden this footprint):

The Company owns applications/registrations for the following key marks:

○	ISOPET®
○	RADIOGEL®
○	ALPHA-GEL™
○	BETA-GEL™
○	GAMMA-GEL™
○	PRECISION RADIONUCLIDE THERAPY™
○	PRECISIONGEL™
○	Peltier Chlller©
○	Duncan Chiller™

Patent Portfolio has been systematically strengthened through provisional and utility patent filings covering critical components of the platform, including the hydrogel formulation, yttrium-90 phosphate particles, injection/delivery systems, and related methods. These protections are pursued in the United States and in more than ten additional patent offices, encompassing approximately 63 countries.

Key recent milestones include:

●	In January 2025, the Company filed an additional provisional patent related to PrecisionGel™.
●	On September 3, 2025, a provisional patent (No. 63/873,014) was filed for sterile thermogels using electron beam sterilization, enhancing manufacturing processes for the hydrogel component.
●	On January 13, 2026, the United States Patent and Trademark Office (USPTO) issued U.S. Patent No. 12,521,452 B2, titled “Radiotherapy Gel and Method of Preparing the Same.” This patent protects critical advancements in the proprietary PRnT™ platform, including the integration of biodegradable, thermosensitive PLGA-g-PEG hydrogel with yttrium-90 particles for targeted beta radiation delivery into solid tumors while minimizing exposure to surrounding healthy tissue. It underpins the flagship products RadioGel® (human applications) and IsoPet® (veterinary use).
●	Concurrently, PRECISIONGEL™ trademark approvals advanced, with publication in the U.S. and New Zealand.
●	Additionally, the Company filed a new patent application in early 2026 to further protect and expand the PrecisionGel™ hydrogel technology, including its use for timed-release delivery of various therapeutic agents (e.g., anti-cancer drugs and gene therapies) beyond radionuclide applications.

These developments—highlighted in the Company’s January 28, 2026, press release—materially enhance Vivos’ intellectual property position, support ongoing clinical and regulatory progress (including FDA IDE efforts and international expansion via Vivos Scientific India LLP (VSIL)), enable broader global commercialization, and position the Company for potential strategic partnerships and licensing opportunities. The comprehensive IP portfolio, including four years of developmental data, validated Quality Management System documentation, and worldwide protections, provides a strong foundation for the Precision Radionuclide Therapy™ platform in both human and veterinary oncology.

Financing and Strategy

In March 2026, the Company filed with the SEC an offering statement on Form 1-A (including a preliminary offering circular dated February 13, 2026, amended March 4, 2026) under Regulation A for the offering of up to $75.0 million of shares of its Common Stock, which offering was qualified by the SEC as of March 5, 2026 (the “2026 Regulation A+ Offering” and, together with the 2019 Regulation A+ Offering, 2021 Regulation A Offering, and July 2024 Regulation A+ Offering, the “Regulation A+ Offerings”).

During the year ended December 31, 2023, $1,179,245 was raised through the sale of 16,132,000 shares of Common Stock through the Regulation A+ Offerings and concurrent private placements of 18,797,000 warrants. During the year ended December 31, 2024, $2,266,000 was raised through the issuance of 24,950,000 shares of Common Stock through the Regulation A+ Offerings. During the year ended December 31, 2025, $1,500,000 was raised through the issuance of 12,500,000 shares of Common Stock through the Regulation A+ Offerings and $6,250 through a concurrent private placement of 6,250,000 warrants.

In March 2026, the Company raised $1,553,000 through the sale of 19,200,000 shares of Common Stock through the Regulation A+ Offering and concurrent private placement of 17,000,000 warrants.

Cumulative proceeds from these offerings have supported critical advancements, including Breakthrough Device designation (December 2023), ongoing IDE resubmission preparations (with strengthened submission planned by end of Q1 or April 2026), international human therapy data generation in India, manufacturing diversification (new domestic facility at APEL in Richland, WA, and international site discussions aligned with Vivos Scientific India LLP (VSIL)), leadership enhancements, intellectual property expansion (e.g., U.S. Patent No. 12,521,452 B2 issued January 13, 2026, and additional provisional filings), and substantial growth in the IsoPet® Animal Therapy Division (1,200% year-over-year increase in administered therapies from 2024 to 2025).

Upon successful qualification, the 2026 Regulation A+ Offering would provide expanded capacity for equity fundraising to further advance RadioGel® human therapy development (including IDE submission and potential approval for clinical trials), scale IsoPet® commercialization (targeting breakeven in the Animal Therapy Division in 2026), support VSIL initiatives for local manufacturing and clinical trials in India, mitigate single-site production risks through multi-facility operations (targeted for 2026 readiness), and pursue broader global access to the Precision Radionuclide Therapy™ platform in both human and veterinary oncology. The Company continues to monitor cash needs closely and explore additional financing avenues as it progresses toward regulatory milestones and operational profitability.

Following receipt of required regulatory approvals (including potential FDA IDE clearance for human trials) and necessary financing to support working capital and expansion, the Company plans to transition to greater operational control over key aspects of its supply chain. In the U.S., Vivos is establishing Company-managed production facilities (with Vivos as the manufacturer of record) to produce Y-90 particles, hydrogel mixtures, and patient doses, while continuing to leverage select contract manufacturing during the transition period through Q2 2026. This approach aims to enhance supply chain resilience, reduce dependencies, and accommodate growing demand in both RadioGel® (human) and IsoPet® (veterinary) applications. For international markets, the Company is pursuing direct commercialization pathways through subsidiaries such as Vivos Scientific India LLP (VSIL), including local manufacturing and regulatory advancement in India, while remaining open to strategic licensing arrangements, partnerships, or collaborations to accelerate global access and market penetration for its Precision Radionuclide Therapy™ platform.

Long-term, the Company intends to consider resuming research on additional products and technologies to improve cancer diagnosis and treatment (e.g., expanded PRnT™ indications or PrecisionGel™ applications for other therapeutics). These goals depend on:

(i)	securing adequate funding (e.g., via the pending 2026 Regulation A+ Offering or other sources);

(ii)	obtaining regulatory approvals for RadioGel® and related brachytherapy products (e.g., FDA IDE clearance, with submission planned by end of Q1/April 2026); and

(iii)	successfully commercializing current products (RadioGel® for humans and IsoPet® for veterinary use), including scaling adoption and operationalizing new manufacturing facilities in 2026.

Based on the Company’s financial history since inception, the independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company has limited revenue, nominal cash, and accumulated significant deficits. Without sufficient additional capital, the Company may need to delay its business strategy or may be unable to continue operations. Management continues to pursue fundraising (including the 2026 Regulation A+ Offering), cost controls, and key milestones—such as IsoPet® growth and potential breakeven in the Animal Therapy Division in 2026—to address liquidity challenges.

The Company’s corporate headquarters are located in Kennewick, Washington (Suite N288, 1030 N. Center Parkway, Kennewick, WA 99336), in the Tri-Cities region of Southeast Washington. The Company continues its marketing efforts in the IsoPet® animal therapy market, with a focus on expanding nationwide adoption across the U.S. Following substantial growth in 2025—including a reported 1,200% year-over-year increase in administered therapies, expansion to 17 certified clinics, and a sharp rise in inbound inquiries from veterinarians and pet owners—the Company is implementing profitability-focused initiatives starting in Q1 2026. These include ongoing clinic certifications (now billing clinics for the process), volume pricing to stimulate broader interest, and efforts to increase exposure, generate revenue, and scale the network of certified veterinary treatment centers nationwide. This national expansion builds on the therapy’s proven safety and efficacy (over 100 treatments with zero reportable serious adverse events) and supports the goal of achieving breakeven status in the Animal Therapy Division in 2026.

As of December 31, 2025, the Company had $1,558,525 in cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will be insufficient to cover the fixed and variable obligations of the Company.

The Company anticipates allocating proceeds from the Regulation A+ Offerings (including the pending 2026 Regulation A+ Offering) primarily to advance its core Precision Radionuclide Therapy™ (PRnT™) platform across both veterinary and human applications, while supporting operational growth, regulatory progress, and manufacturing enhancements.

For the Animal Therapy Market (IsoPet®):

●	Increase marketing and outreach via the Company website, social media, conferences, and publications to grow the number of certified veterinary clinics (for small animals and equine therapy) and expand patient treatments.
●	Support controlled IsoPet® studies by providing complimentary products in exchange for data and publications on specific cancers, ensuring broader treatment access for viable candidates.
●	Assist new regional clinics with licensing, certification training, and therapy demonstrations (including margin therapy applications).
●	Transition to volume pricing to drive broader adoption and revenue growth.

For the Human Market (RadioGel®):

●	Expand and diversify production sites (including the new domestic facility in Richland, WA, and international site discussions aligned with Vivos Scientific India LLP (VSIL)) to mitigate single-source risks and scale capacity.
●	Strengthen the Quality Management System pedigree for regulatory compliance.
●	Initiate automation in product manufacturing processes.
●	Secure liability insurance for human clinical studies.
●	Fund human clinical studies and trials in the U.S. (post-IDE approval) and India (ongoing demonstrations and expanded DCGI-permitted trials).
●	Establish and operationalize Vivos Scientific India LLP (VSIL) to support local manufacturing, regulatory advancement, and commercialization in India.

These allocations align with the Company’s priorities of achieving breakeven in the Animal Therapy Division in 2026, securing FDA IDE clearance (with resubmission targeted for end of Q1/April 2026), diversifying manufacturing (targeting operational facilities in 2026), and generating additional clinical data to support global commercialization of RadioGel® and IsoPet®. Actual use may vary based on regulatory timelines, funding levels, and strategic opportunities.

Research and development of the Company’s precision radionuclide therapy product line has been funded with proceeds from the sale of equity and debt securities, including from the Regulation A+ Offerings. The Company requires additional funding of approximately $3.0 million annually to maintain operating activities. Over the next 36 months, the Company believes it will require approximately $9.0 million in additional capital to: (i) fund the FDA approval process to conduct human clinical trials; (ii) conduct Phase I, pilot, clinical trials; (iii) activate several regional clinics to administer IsoPet® across the U.S.; (iv) create an independent production center within the current production site to create a template for future international manufacturing; and (v) initiate regulatory approval processes outside of the United States. The proceeds raised from the Regulation A+ Offerings were used to fund this development and will be used to continue such development efforts.

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

The Company has vendor commitments for products and services, and current cash levels are insufficient to cover fixed and variable obligations or sustain ongoing product development. To minimize overhead, the Company has operated with a virtual office for several years and retained experienced industry consultants on an as-needed basis, allowing Regulation A+ Offering proceeds to focus on strategic objectives such as regulatory advancement, manufacturing diversification, and therapy commercialization.

There is no guarantee that the Company will secure additional funds or do so on favorable terms to stockholders.

The financial statements do not include adjustments for the recoverability and classification of liabilities that might be necessary if the Company cannot continue as a going concern. Continuation as a going concern depends on generating sufficient cash flow to meet obligations timely and ultimately achieving profitability. The independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern due to limited revenue, nominal cash, and accumulated deficits since inception. Management plans to pursue additional funding through debt and equity financing (including the pending 2026 Regulation A+ Offering), enhance operating performance via strategic focus on core products, process efficiencies, and cost structure improvements. There can be no assurance of success in raising working capital or achieving profitable operations, and the financial statements include no adjustments for outcomes of this uncertainty.

IsoPet Animal Division

The Company selected Vista Veterinary Hospital in Kennewick, Washington (Tri-Cities area), as the pilot private clinic for initiating commercial IsoPet® sales. This location facilitated close collaboration with Company personnel to refine processes, serving as a model before national expansion. Vista has successfully passed multiple audits by the Washington State Department of Health, with the Company working closely alongside the Department to enhance the radioactive material license by incorporating detailed procedures that benefit future clinics. A second veterinarian at Vista has also been certified.

Clinical experience at universities and Vista demonstrates IsoPet®’s effectiveness in ablating cancer tissue near injection sites, performing best in early-stage tumors before metastasis. Later-stage cancers are more challenging due to poorly defined tendrils, increasing recurrence risk.

Johns Hopkins University Veterinary Clinical Trials Network (Baltimore, MD) is now a certified IsoPet® regional clinic, holding the required radioactive material license and completing training. This partnership supports high-quality data collection across cancer types for publication in leading journals, boosting awareness and acceptance in the veterinary oncology community. Johns Hopkins recently completed a VX2 tumor study in rabbits, confirming IsoPet® (and by extension RadioGel®) safety, with hydrogel retention at the injection site, activity decay curves, validation of Instructions for Use and Injection Guidance Table, and insights for refining human lymph node treatments.

Animal therapy safety and efficacy data from IsoPet® contributed positively to RadioGel®’s Breakthrough Device designation.

As of December 31, 2025, the Company has 17 certified regional clinics nationwide, treating feline, canine, equine, and exotic animals:

1.	Vista Veterinary Hospital – Kennewick WA – (Drs. Michelle Meyer and Jeffrey Goebel)
2.	University of Missouri – Columbia MO – (Dr. Charle Maitz)
3.	Johns Hopkins University – Baltimore MD – (Dr. Rebecca Krimins)
4.	Indian Creek Veterinary Hospital - Fort Wayne IN – (Dr. Kevin Cawood)
5.	Hopkinton Animal Hospital - Weare NH – (Dr. Michael Dutton retiring, Dr. Jordan Gange)

6.	NorthStar VETS - Robbinsville, NJ - (Dr. Diana Sanchez)
7.	Animal Emergency & Specialty Center of Knoxville, Knoxville, NJ (Dr. Jeffrey Phillips)
8.	Sumner Veterinary Hospital, Sumner, WA (Dr. Vanessa Rizzo)
9.	New England Equine Practice – Patterson NY – (Dr. Bill Bradley)
10.	Myhre Equine Clinic – Rochester NH – (Dr. Michael Myhre)
11.	University of Wisconsin School of Veterinary Medicine - (Dr. Kayla Le)
12.	University of Illinois College of Veterinary Medicine, Urbana, IL (Dr, Kimberly Selting)
13.	Brazos Equine Hospital, Navasota, TX (Dr. Ben Buchanan)
14.	University of Florida Large Animal Hospital (Dr. Diego De Gasperid)
15.	Capital Veterinary Specialists (Drs. Kevin Drygas, Carl Jehn)
16.	University of Florida Small Animal Hospital (Dr. Gutti, Dr. Takada)
17.	Sun City Veterinary Surgical Center, El Paso, TX (Dr. Silverman)

In 2024, three new dedicated websites were launched: the corporate site and separate ones for RadioGel® (human) and IsoPet® (veterinary), featuring user-friendly designs, educational content, and blogs to build authority. Marketing materials effectively highlight Precision Radionuclide Therapy™.

During 2025, the IsoPet® division achieved a reported 1,200% year-over-year increase in administered therapies, with over 100 safe treatments (zero serious adverse events). The team staffed booths at six conferences, and LeeAnna Binder conducted nationwide outreach via a modified IsoPet® van. Active social media management on Facebook, Instagram, X, and LinkedIn drove engagement and website traffic.

The division shifted from data collection to commercialization in 2024–2025, refining pricing for affordability, aligning production with patient bookings to reduce costs, and implementing volume pricing. Starting Q1 2026, profitability initiatives include billing clinics for certification and continued network expansion.

Objectives include adding several more regional clinics in 2026 (with interested parties in the pipeline) and participating in at least four conferences annually to promote IsoPet® for small animal and equine tumors. The Veterinary Medicine Steering Board advises patient acquisition strategies. This nationwide growth supports the goal of breakeven in the Animal Therapy Division in 2026.

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

In July 2025 we applied for FDA IDE with an application approval containing new India human therapy data. In FDA August 2025 the FDA declined approval based on their detailed questions/concerns. In November 2025 we participated in a Pre-Submission meeting focused on sterilization to address their comments confirming completion of container closure integrity testing and to introduce the Agency to the Company’s enhanced Electron Beam (E-Beam) sterilization process for the RadioGel hydrogel to determine their reaction and recommendations.

To maximize the probability of IDE approval on the next submission, in October 2025 the Company engaged one of the leading regulatory experts in the field of brachytherapy and combination radiotherapy devices. This expert has over 25 years of direct experience guiding such products through the FDA’s Center for Devices and Radiological Health (CDRH), including prior senior roles within the FDA’s Office of Device Evaluation. He has a proven track record of leading successful IDE approvals for multiple Class III implantable radiation devices, several of which were reviewed by the same Interventional Radiology and Oncology branch currently assigned to RadioGel®. His in-depth knowledge of this review team’s expectations, historical precedents, and common deficiency patterns has been instrumental in shaping the Company’s regulatory strategy.

Currently, the IDE is in preparation under this expert’s guidance. The Company is positioned to incorporate final FDA input and submit the complete IDE application in the near term (targeted by the end of the first quarter or in April 2026). This expert’s proven ability to present complex IDE data in a format that this specific review panel can easily digest and understand has strengthened the submission, alongside integration of newly available human clinical data, reformatted pre-clinical information, and leveraging veterinary outcomes from IsoPet® (over 100 therapies with zero reportable serious adverse events). The Company remains encouraged by the constructive ongoing dialogue with the FDA and is strongly positioned for IDE approval to advance human clinical trials.

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

Steps from Production to Therapy

Device Production

During 2025 the Company decided to expand its manufacturing capabilities and to target for on domestic and one international production center. Several candidates were assessed.

Production of the Hydrogel

RadioGel™ is manufactured with a proprietary process under ventilated sterile hood by following strict Good Management Practices (“GMP”) procedures. It is made in large batches that are frozen for up to three months. When the product is ready to ship, a small quantity of the gel is dissolved in a sterile saline solution. It is then passed through an ultra-fine filter to ensure sterility. An alternate process of E-Beam sterilization was developed and verified. Limited GDA recommended testing will be conducted next year to obtain FDA approval for human therapy.

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

Building on the FDA’s ruling of RadioGel™ as a device, the Company incorporated the FDA suggestions and has invested in the pre-clinical testing required for IDE submittal. This included two years of effort on biocompatibility testing. The last remaining animal test has been completed, and the Company is engaged in the detailed sprint revie process, and the Company is engaged in the detailed sprint revie process. It has recently utilized the pre-submission process and the expertise of a well-respected advisor.

Clinical trials have initiated in India. It is anticipated that these data, when it is restructured and expanded, will help accelerate FDA approval in the USA. We have applied for the regulatory approval to complete the remaining designated patients.

Veterinary Sector

The United States is home to approximately 163.6 million pet dogs and cats (with recent 2025 estimates from the American Veterinary Medical Association (the “AVMA”) indicating about 87.3 million dogs and 76.3 million cats). Cancer remains a leading health concern for these pets: roughly half of dogs over age 10 and a significant portion of older cats develop cancer, which is the number one natural cause of death in senior dogs and cats, accounting for nearly 50% of pet deaths in many cases. The National Cancer Institute and veterinary sources estimate that about 6 million dogs are diagnosed with cancer each year (more than 16,000 per day), with similar high incidence in cats.

Product development, application techniques, and animal testing for IsoPet® (the veterinary branding of the yttrium-90 based therapy) are permitted under FDA regulations. For commercial sales in animals, the FDA’s Center for Veterinary Medicine (CVM) provides classification guidance. In January 2018, the CVM Product Classification Group ruled that RadioGel® (now marketed as IsoPet® for veterinary use) is classified as a medical device for animal therapy, initially for feline sarcomas and canine soft tissue sarcomas.

Following legal review, the Company believes this device classification is not strictly limited to those specific sarcomas but can extend to a broader range of veterinary cancers, including most or all solid tumors in animals. As veterinary medical devices do not require premarket approval, notification (e.g., 510(k)), or other premarket authorization from the FDA for commercial distribution in the United States, IsoPet® is authorized for marketing and use following this classification—provided the product is safe, effective, properly labeled, and compliant with all applicable laws and regulations. The FDA exercises no premarket authority over veterinary devices, placing responsibility on manufacturers to ensure ongoing compliance. This classification enables the commercial distribution of IsoPet® for treating solid tumors in animals without additional regulatory approvals.

The IsoPet® division reported a 1,200% year-over-year increase in administered therapies from 2024 to 2025, as stated in the Company’s December 22, 2025, press release. This growth reflects accelerating nationwide adoption among veterinarians and pet owners seeking a precise, minimally invasive, and cost-effective alternative to conventional radiation or surgery for solid tumors.

In recent months, the Company has observed a significant increase in inbound inquiries from veterinarians and pet owners regarding access to IsoPet® therapy, indicating growing awareness and demand for this targeted Precision Radionuclide Therapy™ platform. Starting in Q1 2026, the division is implementing profitability-focused initiatives, including billing clinics for certification training, applying volume pricing to encourage broader adoption, refining production scheduling for efficiency, and continuing to expand the network of certified clinics.

To date, over 100 IsoPet® treatments have been safely administered across dogs, cats, horses, and exotic animals, with zero reportable serious adverse events attributable to the product. This veterinary clinical data supports ongoing commercialization efforts in the Animal Therapy Division and provides supporting safety and efficacy evidence for the shared yttrium-90 platform in the RadioGel® human program (including contributions to the Breakthrough Device designation and the pending IDE resubmission).

With 17 certified clinics operational as of December 31, 2025, and additional interested sites in the pipeline, the Company is positioned to continue building on this momentum through scaled adoption, operational efficiencies, and strategic outreach (such as conferences, social media, and publications from case studies). These efforts support the target of achieving breakeven in the Animal Therapy Division in 2026.

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

Raw Materials

The Company currently subcontracts the manufacturing of RadioGel® (and IsoPet®) to its contract manufacturer in Texas (previously IsoTherapeutics, acquired by Telix Pharmaceuticals in April 2024). This acquisition prompted the Company to accelerate plans for manufacturing diversification to reduce dependency on a single provider and enhance supply chain resilience.

Eckert & Ziegler serves as the sole supplier of yttrium-90 (Y-90), now sourced from their Massachusetts operations (previously from Germany). The Company procures additional supplies, hardware, handling equipment, and packaging from various U.S. suppliers.

To address single-source risks, the Company is advancing toward multiple production alternatives targeted for 2026 operational status:

●	One domestic facility where Vivos will act as the manufacturer of record (contract signed for space at the Applied Process Engineering Laboratory (APEL) in Richland, Washington; equipment ordered, installation underway, and licensing applications submitted).
●	One international facility (ongoing discussions with experienced radiopharmaceutical contract manufacturers in India, aligned with Vivos Scientific India LLP (VSIL) activities to reduce shipping costs and support global access).

The Company will continue production with the existing Texas contract manufacturer through Q2 2026 to ensure continuity during the transition.

For the hydrogel polymer component (PrecisionGel™), the Company engaged Akina, Inc. as an alternate supplier in 2021. Efforts are underway to further expand Akina’s role to supply sterilized hydrogel (PrecisionGel™), supporting manufacturing scalability and compliance needs for both RadioGel® (human) and IsoPet® (veterinary) applications.

These initiatives—detailed in the February 17, 2026, press release on manufacturing diversification—align with the Company’s strategy to mitigate supply chain vulnerabilities, accommodate growing demand (particularly in the IsoPet® division), and facilitate broader commercialization following regulatory progress (e.g., pending IDE resubmission).

Customers

The Company anticipates that potential customers for its Precision Radionuclide Therapy™ (PRnT™) products—RadioGel® for human applications and IsoPet® for veterinary use—will primarily include institutions and individuals already utilizing brachytherapy or other oncology treatments. For the veterinary market (IsoPet®), this encompasses certified veterinary clinics, university veterinary hospitals, specialty animal oncology centers, and private practices treating small animals (dogs and cats), equine patients (horses), and exotic species. Adoption has accelerated nationwide, with 17 certified regional clinics operational as of December 31, 2025, including academic institutions like the University of Florida (both small and large animal hospitals), Johns Hopkins University Veterinary Clinical Trials Network, University of Missouri, University of Wisconsin, University of Illinois, and private facilities such as Vista Veterinary Hospital, NorthStar VETS, and Sun City Veterinary Surgical Center. These clinics serve pet owners seeking minimally invasive, targeted alternatives to traditional surgery or external radiation for solid tumors.

For human applications (RadioGel®), potential customers would include hospitals, oncology centers, interventional radiologists, and medical professionals treating non-resectable solid tumors, particularly in challenging anatomical locations. The therapy’s precision—delivering localized beta radiation via direct injection while minimizing exposure to healthy tissue—positions it as a compelling option for institutions focused on advanced radiotherapy.

The veterinary and medical communities are expected to recognize Precision Radionuclide Therapy™ as an effective treatment for many solid tumors, supported by real-world veterinary data (over 100 safe treatments with zero reportable serious adverse events) and ongoing human demonstrations in India. Growing inbound inquiries from veterinarians, pet owners, and medical professionals, along with clinic expansions, publications from case studies, and marketing efforts (e.g., conferences, social media, and dedicated websites), are driving broader awareness and demand across both markets. The Company’s strategy emphasizes direct sales to certified clinics (veterinary) and eventual partnerships or institutional adoption (human), with scalability enhanced by manufacturing diversification targeted for 2026.

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

Vivos Inc has applied to Washington state for the manufacturing license to produce IsoPet and RadioGel.

Environmental Regulation

Our business does not require us to comply with any extraordinary environmental regulations. Our RadioGel™ product is manufactured in an independently owned and operated facility. Any environmental effects or contamination event that could result would be from the shipping company during shipment and misuse by the treatment facility upon arrival.

Future operations in APEL have minimal environmental risk and are covered by liability insurance.

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

In September 2025 the Company’s brought on a full-time President to assist the CEO in managing the Company which includes expansion both domestically and internationally.

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

The Company’s independent registered public accounting firms’ reports on the Company’s financial statements for the years ended December 31, 2025 and 2024 express substantial doubt about the Company’s ability to continue as a going concern. The reports include an explanatory paragraph stating that the Company has suffered recurring losses, used significant cash in support of its operating activities and based on its current operating levels, require additional capital or restructuring to sustain its operation for the foreseeable future. There is no assurance that the Company will be able to obtain sufficient additional capital to continue its operations and to alleviate doubt about its ability to continue as a going concern. If the Company obtains additional financing, such funds may not be available on favorable terms and likely would entail considerable dilution to existing shareholders. Any debt financing, if available, may involve restrictive covenants that restrict its ability to conduct its business. It is extremely remote that the Company could obtain any financing on any basis that did not result in considerable dilution for shareholders. Inclusion of a “going concern qualification” in the report of its independent accountants or in any future report may have a negative impact on our ability to obtain debt or equity financing and may adversely impact our stock price.

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

The Company has generated material operating losses since inception. The Company has had recurring net losses since inception which has resulted in an accumulated deficit of $88,427,246 and $85,361,229 as of December 31, 2025 and 2024, respectively, including net losses of $3,066,017 and $2,910,448 for the years ended December 31, 2025 and 2024, respectively. Historically, the Company has relied upon investor funds to maintain its operations and develop its business. The Company needs to raise additional capital from investors for working capital as well as business expansion, and there is no assurance that additional investor funds will be available on terms acceptable to the Company, or at all. If the Company is unable to unable to obtain additional financing to meet its working capital requirements, the Company likely would cease operations.

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

The Company has repeatedly attempted to gain FDA approval for the IDE and obtain clearance for its precision radionuclide therapy Y-90 RadioGelTM device, but no assurances have been received.

The next attempt to submit an IDE request is targeted to be submitted in the near future buttressed by additional animal and human therapy communicated using the recommend format of a well-respected FDA advisor.

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

To mitigate this risk Dr. Korenko has been working with two internal candidates with the potential to seamlessly assume authority. Both David Swanberg, Chief Operating Officer of the Company, and Brad Weeks, President of the Company, have been identified as high potential candidates to succeed Dr. Korenko. See “Directors, Executive Officers and Significant Consultants” on page 36.

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

The Company’s revenues relate to their commercializing of its products and procedures performed. The Company had $68,379 and $27,995 in operating revenues, net of discounts, and the years ended December 31, 2025 and 2024, respectively

Many of the Company’s competitors have greater resources and experience than the Company has.

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

The Company currently relies on a single contract manufacturer in Texas (previously IsoTherapeutics, acquired by Telix Pharmaceuticals in April 2024) for the production of RadioGel® and IsoPet®, including the yttrium-90 (Y-90) phosphate particles and their integration with sterile hydrogel to create individual patient doses. This arrangement has been identified as a risk factor in prior corporate filings due to potential single-source vulnerabilities.

To mitigate these risks and support scalable growth, the Company is actively diversifying its manufacturing base. For the domestic side, Vivos has signed a contract for production space at the Applied Process Engineering Laboratory (APEL) in Richland, Washington, where the Company will serve as the manufacturer of record. Equipment has been ordered, installation is underway, and licensing applications have been submitted to enable operational readiness.

For international production, the Company is in ongoing discussions with experienced radiopharmaceutical contract manufacturers in India, aligned with the activities of Vivos Scientific India LLP (VSIL), to establish a second facility. These efforts aim to reduce shipping costs, improve logistical efficiency, and expand global market access for both RadioGel® (human) and IsoPet® (veterinary) therapies.

The Company’s strategic target is to have one domestic production facility (with Vivos as manufacturer of record) and one international production facility operational in 2026. Production with the existing Texas contract manufacturer will continue through Q2 2026 to ensure continuity during the transition.

In parallel, the Company has secured alternate suppliers for the hydrogel polymer component (PrecisionGel™), including Akina, Inc. (engaged in 2021 and expanding to supply sterilized hydrogel) and SciPoly. For particle production, Vivos is actively assessing both domestic and international candidates to develop additional alternatives beyond the current arrangement. These diversification steps—announced in the February 17, 2026, press release—address sole-source dependencies, accommodate increasing demand (particularly in the IsoPet® division), and support broader commercialization following regulatory advancements.

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

As a public company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Company’s management is required to evaluate and disclose its assessment of the effectiveness of the Company’s internal control over financial reporting as of each year-end, including disclosing any “material weakness” in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2025 and 2024, the Company’s internal control over financial reporting was ineffective. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports. Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2025 and 2024. The Company has engaged the services of both internal accounting and tax providers to resolve this material weakness. The Company also will need to expend any additional resources and efforts that may be necessary to establish and to maintain the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

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

The Company’s average daily volume of shares traded for the years ended December 31, 2025 and 2024 was 1,085,874 and 1,268,973, respectively. Failure to develop or maintain an active trading market may negatively affect the value of the Company’s common stock, may make some potential investors unwilling to purchase the Company’s common stock or equity securities that are convertible into or exercisable for the Company’s common stock, and may make it difficult or impossible for the Company’s stockholders to sell their shares of common stock and recover any part of their investment.

The Company’s outstanding securities, the stock or other securities that it may become obligated to issue under existing agreements, and certain provisions of those securities, may cause immediate and substantial dilution to existing stockholders and may make it more difficult to raise additional equity capital.

The Company had 455,494,238 shares of common stock outstanding as of December 31, 2025. The Company also had outstanding on that date dilutive securities consisting of preferred stock, restricted stock units, options, and warrants (collectively, “Common Stock Equivalents”) that if they had been exercised and converted in full on December 31, 2025, would have resulted in the issuance of up to 81,927,379 additional shares of common stock. The issuance of shares upon the exercise of the Common Stock Equivalents may result in substantial dilution to each stockholder by reducing that stockholder’s percentage ownership of the Company’s total outstanding shares of common stock. The issuance of some or all those warrants and any exercise of those warrants will have the effect of further diluting the percentage ownership of the Company’s other stockholders.

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

For the year ended December 31, 2025, the reported low closing price for the Company’s common stock was $0.055 per share, and the reported high closing price was $0.1634 per share. For the year ended December 31, 2024, the reported low closing price for the Company’s common stock was $0.049 per share, and the reported high closing price was $0.255 per share. There is generally significant volatility in the market prices, as well as limited liquidity, of securities of early-stage companies, particularly early-stage medical product companies. Contributing to this volatility are various events that can affect the Company’s stock price in a positive or negative manner. These events include, but are not limited to: governmental approvals, refusals to approve, regulations or other actions; market acceptance and sales growth of the Company’s products; litigation involving the Company or the Company’s industry; developments or disputes concerning the Company’s patents or other proprietary rights; changes in the structure of healthcare payment systems; departure of key personnel; future sales of its securities; fluctuations in its financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause the Company’s stock price to fall, and any of these events may cause the Company’s stock price to be volatile.

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

In 2024, we were part of an elaborate phishing scam that resulted in a loss. As a result, we enabled additional cybersecurity procedures to mitigate any further losses. Other than this one incident, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

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

	High	Low
2025
Quarter ended December 31	$0.0919	$0.055
Quarter ended September 30	$0.1446	$0.0785
Quarter ended June 30	$0.149	$0.0959
Quarter ended March 31	$0.1634	$0.108

2024
Quarter ended December 31	$0.1766	$0.0707
Quarter ended September 30	$0.1925	$0.085
Quarter ended June 30	$0.248	$0.078
Quarter ended March 31	$0.076	$0.05

Holders

As of March 30, 2026, we had 482,688,356 shares of common stock, par value $0.001 per share, issued and outstanding, which were held by approximately 232 shareholders of record. Our transfer agent is Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

Recent Sales of Unregistered Securities

Below is a description of all unregistered securities issued by the Company during and subsequent to the quarter ended December 31, 2025, through the date of this report. Each of the issuances identified below were issued in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) and/or 4(2) thereof.

Issuances During the Quarter Ended December 31, 2025

In December 2025, the Company issued 329,281 shares of Common Stock for services rendered in the amount of $22,687 and issued 500,000 shares of Common Stock upon the vesting of RSUs.

Issuances Subsequent to December 31, 2025

In January 2026, the Company issued 44,118 shares of common stock for services rendered.

In March 2026, the Company raised $1,553,000 through the sale of 19,200,000 shares of Common Stock through the Regulation A+ Offering and concurrent private placement of 17,000,000 warrants.

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

Results of Operations

Comparison for the Year Ended December 31, 2025 and December 31, 2024

The following table sets forth information from our statements of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenues	$68,379	$27,995
Cost of goods sold	128,134	30,979
Gross loss	(59,755)	(2,984)
Operating expense	(3,105,292)	(2,601,400)
Operating loss	(3,165,047)	(2,604,384)
Non-operating expense	99,030	(306,064)
Net loss	$(3,066,017)	$(2,910,448)

Revenues and Cost of Goods Sold

Revenue was $68,379 and $27,995 for the years ended December 31, 2025 and 2024, respectively. All revenue recognized in the years ended December 31, 2025 and 2024 relate to the procedures performed with respect to the IsoPet® therapies, sales of IsoPet®and freight. In 2025, we recognized revenue for the licensing and certification of clinics approximating $27,000.

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

Operating Expense

Operating expense for the years ended December 31, 2025 and 2024, respectively, consisted of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Professional fees, including stock-based compensation	$2,039,407	$1,682,350
Payroll expense	417,097	352,597
Research and development expense	352,232	324,629
General and administrative expense	296,556	241,824
Total operating expense	$3,105,292	$2,601,400

Operating expense for the years ended December 31, 2025 and 2024 was $3,105,292 and $2,601,400, respectively. The increase in operating expense from 2024 to 2025 can be attributed to the increase in professional fees ($1,682,350 for the year ended December 31, 2024 compared to $2,039,407 for the year ended December 31, 2025) related to the fees incurred for the consultants engaged in 2025 versus 2024, including: stock-based compensation; the increase in general and administrative expense ($241,824 for the year ended December 31, 2024 compared to $296,556 for the year ended December 31, 2025); the increase in research and development expense ($324,629 for the year ended December 31, 2024 compared to $352,232 for the year ended December 31, 2025) as the Company continued to ramp up the development of their products in 2025 in India as well as the US including research studies as well as continuing the steps necessary to be accepted by the FDA; and, an increase in payroll expense ($352,597 for the year ended December 31, 2024 compared to $417,097 for the year ended December 31, 2025) related to our Chief Executive Officer’s employment contract and the addition of our Chief Operating Officer in the fourth quarter of 2025.

Non-Operating Expense

Non-operating expense for the years ended December 31, 2025 and 2024, respectively, consisted of the following:

	Years Ended December 31, 2025	Years Ended December 31, 2024
Interest income	$99,030	$74,936
Loss on issuance of shares and exchange of warrants	-	(381,000)

Non-operating expense	$99,030	$306,064

Non-operating income (expense) for the year ended December 31, 2024 varied from the year ended December 31, 2025. In 2025, we recognized interest earned on our bank accounts of $99,030. In 2024, we recognized a loss on the exchange of warrants of $381,000, and incurred interest income of $74,936 related to our cash position in our bank accounts.

Net Loss

Our net loss for the years ended December 31, 2025 and 2024 was $(3,066,017) and $(2,910,448), respectively.

Liquidity and Capital Resources

At December 31, 2025, the Company had working capital of $1,533,177, compared to working capital of $2,147,247 at December 31, 2024. During the year ended December 31, 2025, the Company experienced negative cash flows from operations of $2,057,743, used $103,185 in cash flows from investing activities and realized $1,506,905 of cash flows from financing activities. As of December 31, 2025, the Company did not have any commitments for capital expenditures. During the year ended December 31, 2024, the Company experienced negative cash flows from operations of $1,684,039 and realized $2,304,300 of cash flows from financing activities. As of December 31, 2024, the Company did not have any commitments for capital expenditures.

Cash used in operating activities was primarily a result of the Company’s non-cash items, such as loss from operations, and share based compensation. Cash used in investing activities in 2025 relate to purchases of fixed assets. Cash provided from financing activities decreased to $1,506,905 for the year ended December 31, 2025 from $2,304,300 for the year ended December 31, 2024. In 2025, the Company raised $1,506,250 from sales of common stock. In 2024, the Company raised $2,284,950 from sales of common stock and warrants.

The Company has generated material operating losses since inception. The Company had a net loss of $3,066,017 for the year ended December 31, 2025, and a net loss of $2,910,448 for the year ended December 31, 2024. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Critical Accounting Policies

Consolidation

The Company has a relationship with Vivos India, which is considered a variable interest entity (VIE) under the guidance in ASC 810, Consolidations. A VIE is an entity in which the equity investors do not have sufficient equity investment at risk or lack the characteristics of a controlling financial interest. The Company evaluates the interests in such entities to determine whether it is the primary beneficiary and therefore required to consolidate the VIE in its financial statements.

The Company has determined that it is the primary beneficiary of Vivos India because it has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Accordingly, the assets, liabilities, and results of operations of Vivos India will be included in the Company’s consolidated financial statements. As of December 31, 2025, the Company is still waiting on regulatory approval in India to commence operations.

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

Segment Reporting

The Company follows Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”) for its segment reporting. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The Company has not yet begun generating significant revenue from its planned principal operations and operates as a single reportable segment. The revenue associated with the services that the clinics perform by way of treatments and the licensure of these clinics are not considered two distinct segments for the years ended December 31, 2025 and 2024, respectively. The benefit the clinics get by being licensed will assist in increased revenues associated with the treatments being administered. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. With the formation of the VIE, Vivos India, and the fact that this is consolidated for financial reporting purposes, the activities of Vivos India are a defined segment for geographical purposes. As of December 31, 2025, the Company is still waiting on regulatory approval in India to commence operations. All of the Company’s long-lived assets as of December 31, 2025 are located in the United States.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2025 and 2024, the Company’s internal control over financial reporting was ineffective. This material weakness has the potential of adversely impacting the Company’s financial reporting process and the Company’s financial reports. Because of this material weakness, management also concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2025 and 2024. The Company has engaged the services of both internal accounting and tax providers to resolve this material weakness.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting pursuant to SEC rules for smaller reporting companies that permit us to provide only management’s report in this Annual Report.

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

NAME	AGE	POSITION
Michael K. Korenko	80	Chief Executive Officer and Director
Brad Allan Weeks	44	President
Michael Pollack	59	Interim Chief Financial Officer
David J. Swanberg	69	Chief Operating Officer
Carlton M. Cadwell	81	Chairman of the Board and Secretary

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

Background and Business Experience

The business experience during the past five years of each of the Company’s directors and executive officers is as follows:

Dr. Michael K. Korenko, Chief Executive Officer of the Company since December 2016, and a member of the Board of Directors since August 2017, joined the Company as an Advisor to the Board of the Company during 2009, served as member of the Board from May 2009 to March 2010 and served as President from December 2016 to September 2025. Dr. Korenko has also served on the Hanford Advisory Board since 2009. Dr. Korenko served as Business Development Manager for Curtiss-Wright from 2006 to 2009, as Chief Operating Officer for Curtiss-Wright from 2000 to 2005 and was Executive Vice President of Closure for Safe Sites of Colorado at Rocky Flats from 1994 to 2000. Dr. Korenko served as Vice President of Westinghouse from 1987 to 1994 and was responsible for the 300 and 400 areas, including the Fast Flux Testing Facility (“FFTF”) and all engineering, safety analysis, and projects for the Hanford site.

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

Dr. Korenko brings to the Board over nine years’ experience working with and advising various small businesses, including companies involved in turnarounds. Dr. Korenko has also been involved as an advisor to the Company since 2009 in the development of medical isotopes.

Dr. Korenko was selected as President and CEO of Advanced Medical Isotopes (Vivos Inc) on December 14, 2016. Since then, has been credited with turning around the financial health and reputation of the Company, completing the product development, obtaining the device classification for animal therapy, and for setting the stage to obtaining IDE approval for human therapy.

Brad Allan Weeks, President of the Company since September 2025, is a seasoned leader with extensive experience in the medical device and biotechnology sectors. As President Brad plays a pivotal role in business development, team expansion, and strategic partnerships, contributing to the Company’s growth in targeted cancer therapies that deliver radioactive agents directly to tumors while minimizing damage to healthy tissue. Brad has built a distinguished career in healthcare innovation, holding leadership positions at organizations focused on advancing medical technologies and patient outcomes. His expertise includes forging international collaborations, such as recent engagements in India. Passionate about groundbreaking solutions that improve lives, Brad is actively involved in promoting the Company’s mission to revolutionize oncology through safer, more effective radionuclide therapies. Mr. Weeks holds a Master of Business Administration (MBA) with a focus on Technology Management.

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

David J. Swanberg, M.S., P.E., Chief Operating Officer since September 2025, has over 35 years’ experience in Radiochemical Processing, Medical Isotope Production, Nuclear Waste Management, Materials Science, Regulatory Affairs, and Project Management. He has worked in diverse organizations ranging from small start-up businesses to corporations with multi-billion-dollar annual revenues. Most recently, he served as Technology Development Project Manager for Washington River Protection Solutions, from 2010 to 2024. Prior to 2010, she served as Senior Chemical/Environmental Engineer for Science Applications International Corporation since 2008. He has also previously served as Executive Vice President of Operations for IsoRay Medical Inc. managing day-to-day operations, R&D, and New Product Development. Mr. Swanberg was a co-founder of IsoRay and led the initial Cs-131 brachytherapy seed product development, FDA 510(k) submission/clearance, and NRC Sealed Source review and registration. He led the radiation dosimetry evaluations to meet American Association of Physicists in Medicine guidelines and is a current member of the AAPM. Mr. Swanberg served on the IsoRay Board of Directors and participated in several capital financing rounds totaling over $30.0 million. Mr. Swanberg has been actively engaged with the Company in his previous role as Chief Technical Manager since 2017. He has been integrally involved in product development, production, user training, regulatory submissions, and intellectual property development. He holds a BA in Chemistry from Bethel University (MN) and an MS in Chemical Engineering from Montana State University. He has numerous technical publications and holds several patents.

Mr. Swanberg has over 35 years’ experience in Radiochemical Processing, Medical Isotope Production, Nuclear Waste Management, Materials Science, Regulatory Affairs, and Project Management. He has worked in diverse organizations ranging from small start-up businesses to corporations with multi-billion-dollar annual revenues. Most recently, he served as Technology Development Project Manager for Washington River Protection Solutions, from 2010 to 2024. Prior to 2010, she served as Senior Chemical/Environmental Engineer for Science Applications International Corporation since 2008. He has also previously served as Executive Vice President of Operations for IsoRay Medical Inc. managing day-to-day operations, R&D, and New Product Development. Mr. Swanberg was a co-founder of IsoRay and led the initial Cs-131 brachytherapy seed product development, FDA 510(k) submission/clearance, and NRC Sealed Source review and registration. He led the radiation dosimetry evaluations to meet American Association of Physicists in Medicine guidelines and is a current member of the AAPM. Mr. Swanberg served on the IsoRay Board of Directors and participated in several capital financing rounds totaling over $30.0 million. Mr. Swanberg has been actively engaged with the Company in his previous role as Chief Technical Manager since 2017. He has been integrally involved in product development, production, user training, regulatory submissions, and intellectual property development. He holds a BA in Chemistry from Bethel University (MN) and an MS in Chemical Engineering from Montana State University. He has numerous technical publications and holds several patents.

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

Significant Consultants

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

Based solely on its review of such forms filed with the SEC and received by the Company and representations from certain reporting persons, the Company believes that all reports required to be filed by each of each of its executive officers, directors and 10% stockholders were filed during the year ended December 31, 2025 and that such reports were timely.

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

Audit Committee and Audit Committee Financial Expert

As of the date of this Annual Report, the Company has not established an audit committee, and therefore, the Company’s full board of directors performs the functions that customarily would be undertaken by an audit committee. The Company’s Board of Directors during 2025 and 2024 was comprised of two directors, one of whom the Company had determined satisfied the general independence standards of the NASDAQ listing requirements.

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

Board of Directors; Attendance at Meetings

The Board held three meeting and acted by unanimous written consent three time during the year ended December 31, 2025. The Board held no meetings and acted by unanimous written consent two times during the year ended December 31, 2024. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company’s Chief Executive Officer and those executive officers that earned in excess of $100,000 during the year ended December 31, 2025 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)

Dr. Michael K. Korenko	2025	$307,320	$40,000	$-	$-	$347,320
CEO and Director	2024	$295,500	$40,000	$-	$-	$335,500

Brad Weeks	2025	$181,500	$-	$12,000	$-	$193,500
President	2024	$155,764	$-	$-	$-	$155764

Dave Swanberg	2025	$132,125	$-	$12,000	$-	$145,125
Chief Operating Officer	2024	$111205	$-	$-	$-	$111,205

(1)	The amounts in this column represent the grant date fair value of stock option awards, computed in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

Dr. Michael K. Korenko. On October 24, 2018, Mr. Korenko entered into an employment agreement with the Company (the “Old Employment Agreement”), which was scheduled to terminate on December 31, 2019. On June 4, 2019, the Company entered into an Executive Employment Agreement (“Korenko Employment Agreement”) with Dr. Michael K. Korenko, the Company’s Chief Executive Officer. The employment term under the Korenko Employment Agreement commenced with an effective date of June 11, 2019 and expires on December 31, 2020, and December 31 of each successive year if the Korenko Employment Agreement is extended, unless terminated earlier as set forth in the Korenko Employment Agreement. The Company on December 31, 2020 extended this agreement through December 31, 2021 while renegotiating terms of a new employment agreement. On May 3, 2021, the Company and the Chief Executive Officer agreed the terms of a new employment agreement with an effective date of January 1, 2021 that has a term of three years and expired December 31, 2023. On December 19, 2023, the Company renewed the employment agreement for a term of two years expiring December 31, 2025.

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

Brad Allen Weeks. On September 15, 2025, Mr. Weeks entered into an employment agreement with the Company (the “Weeks Employment Agreement”). The Weeks Employment Agreement provides that Mr. Weeks shall serve as President of the Company for a term effective September 1, 2025, ending on December 31, 2027, which term may be extended by written agreement of both parties. Pursuant to the Weeks Employment Agreement, Mr. Weeks shall receive: (i) an annual base salary of $192,000; (ii) a monthly grant of $3,000 in shares common stock of the Company at the end of each fiscal quarter based on the closing price of the Company’s common stock at the end of such fiscal quarter; and (iii) customary benefits and reimbursement for reasonable out-of-pocket business expenses. The Weeks Employment Agreement also provides customary provisions relating to, among other things, clawback rights, confidentiality, non-competition, and non-solicitation.

David J. Swanberg. On September 15, 2025, Mr. Swanberg entered into an executive consulting agreement withthe Company (the “Consulting Agreement”). The Consulting Agreement provides that Mr. Swanberg shall serve as Chief Operating Officer for a term effective September 1, 2025, ending on December 31, 2028, which term may be extended by written agreement of both parties. Pursuant to the Agreement, Mr. Swanberg shall receive: (i) compensation for consulting a rate of $12,000 per month; and (ii) a monthly grant of $3,000 in shares common stock of the Company at the end of each fiscal quarter based on the closing price of the Company’s common stock at the end of such fiscal quarter. The Consulting Agreement also provides customary provisions relating to, among other things, confidentiality, non-competition, and non-solicitation.

Outstanding Equity Awards at Fiscal Year-End Table

As of December 31, 2025, there were no outstanding equity awards held by the Company’s Named Executive Officers

Compensation of Directors

During the year ended December 31, 2025, the Company’s non-employee directors were not paid any compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables sets forth, as of March 30, 2026, the number of shares of our Common Stock, Series A Convertible Preferred, Series B Convertible Preferred, and Series C Convertible Preferred beneficially owned by the following persons:

(i)	all persons the Company knows to be beneficial owners of at least 5% of the Company’s common stock;
(ii)	the Company’s current directors;
(iii)	the Company’s current executive officers; and
(iv)	all current directors and executive officers as a group.

Beneficial Ownership of Common Stock

Applicable percentage is based on 482,688,356 shares of Common Stock outstanding as of March 30, 2026. In computing the percentage of shares of common stock beneficially owned, we deemed to be outstanding all shares of Common Stock subject to options or warrants held by that person or entity that are currently exercisable or exchangeable or that will become exercisable or exchangeable within 60 days of March 30, 2026.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class

Named Executive Officers and Directors:
Michael K. Korenko (3)	15,435,090	3%
Brad Weeks	-	*
Dave Swanberg	-	*
Carlton M. Cadwell (4)	15,433,891	3%
Michael Pollack	-	*
All executive officers and directors as a group (3 individuals)	30,868,981	6%

* Less than 1%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 1030 N Center Parkway, Kennewick, WA 99352, except that the address of the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336.

(2)	In determining beneficial ownership of the Company’s common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired upon exercise of the common stock equivalents within 60 days of that date. In determining the percent of common stock owned by a person or entity on February 13, 2026, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of the common stock equivalents, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on February 13, 2026, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the common stock equivalents. Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that under the terms of the Cadwell Trust, Dr. Cadwell does not have or share voting or investment power over the shares beneficially owned by the Cadwell Trust.

(3)	Includes 55,000,000 shares issuable for vested RSUs.

(4)	Includes 1,136,137 shares issuable upon conversion of Series A Preferred; and 4,816,275 shares issuable upon conversion of Series C Preferred, 26,912 shares held by the Cadwell Family Irrevocable Trust, of which Mr. Cadwell is a trustee, and 2,316,830 shares of common stock issued to AMIC Gift, LLC, an LLC controlled by Mr. Cadwell and his wife.

Beneficial Ownership of Series A Convertible Preferred Stock

As of March 30, 2026, there were 2,071,007 shares of Series A Preferred issued and outstanding, convertible into 2,588,758 shares of the Company’s common stock. Applicable percentage is based on 2,071,007 shares of Series A Preferred outstanding as of March 30, 2026.

Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)	Percent of Class

Named Executive Officers and Directors:
Carlton M. Cadwell	1,057,219	51.05%
All Current Directors and Executive Officers as a group (1 individual)(3)	1,057,219	51.05%

5%+ Stockholders:
L. Bruce Jolliff	197,979	9.56%
Stoel Rives	133,333	6.44%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 1030 N Center Parkway, Kennewick, WA 99352, except that the address of (i) the Cadwell Family Irrevocable Trust (the “Cadwell Trust”) is 909 North Kellogg Street, Kennewick, WA 99336; (ii) L. Bruce Jolliff is 206 N 41st St. Unit 1, Yakima, WA 98901; and (iii) Stoel Rives is One Union Square, 600 University Street, Suite 3600, Seattle, WA 98101.

(2)	Executive Officers and Directors of the Company that do not hold any Series A Convertible Preferred have been omitted from this table.

(3)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares, except that Dr. Cadwell under the terms of the Cadwell Trust does not have or share voting or investment power over the Series A Convertible Preferred beneficially owned by the Cadwell Trust.

(4)	Includes 148,309 shares held by the Cadwell Family Irrevocable Trust, of which. Mr. Cadwell is a Trustee.

Beneficial Ownership of Series B Convertible Preferred Stock

As of March 30, 2026, there were 363 shares of Series B Preferred issued and outstanding, convertible into 4,538 shares of the Company’s common stock. Applicable percentage is based on 363 shares of Series B Preferred outstanding as of March 30, 2026.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class

5%+ Stockholders:
Firstfire Global Opportunities Fund(1)	363	100%

* Less than 1%

(1)	None of the Company’s named executive officers or directors hold any shares of the Company’s Series B Convertible Preferred, and they have therefore been omitted from this table. The address of the beneficial owners is as follows: (i) Firstfire Global Opportunities Fund, 1040 1st Avenue, STE 190, New York, NY 10022

(2)	Subject to community property laws where applicable, the Company believes that each beneficial owner has sole power to vote and dispose of its shares.

Beneficial Ownership of Series C Convertible Preferred Stock

As of March 30, 2026, there were 385,302 shares of Series C Preferred issued and outstanding, convertible into 4,816,275 shares of the Company’s common stock. Applicable percentage is based on 385,302 shares of Series C Preferred outstanding as of March 30, 2026.

Name and Address of Beneficial Owner ~~(1)~~	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Carlton M. Cadwell	385,302	100%
All Current Directors and Executive Officers as a group (3 individuals) (3)	385,302	100%

(1)	The address of each of the beneficial owners above is c/o Vivos Inc, 1030 N Center Parkway, Kennewick, WA 99352.

(3)	Executive Officers and Directors of the Company that do not hold any Series C Convertible Preferred have been omitted from this table.

Changes in Control

The Company does not know of any arrangements, including any pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Indebtedness from Related Parties

There has been no indebtedness from related parties for the years ended December 31, 2025 and 2024, except for a brief period in December 2024 in the amount of $40,949.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2025 and 2024 were $42,400 and $38,500, respectively, all of which was paid to Fruci & Associates II, PLLC.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended December 31, 2025 and 2024 in the amounts of $0 and $4,500, respectively. All services performed by the Company’s Registered Public Accounting Firm, Fruci & Associates II, PLLC have been pre-approved by the Company’s Board of Directors.

Tax Fees

The aggregate fees billed for professional services rendered by principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2025 and 2024 were $4,350 and $3,850, respectively, all of which was paid to Fruci & Associates II, PLLC.

All Other Fees

All other fees include fees billed for products or services provided by the Company’s principal accountant during the years ended December 31, 2025 and 2024 other than those described above. During the years ended December 31, 2025 and 2024, there were no such fees billed by Fruci & Associates II, PLLC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1.	Financial Statements. The Vivos Inc. Balance Sheets as of December 31, 2025 and 2024, the Statements of Operations for the years ended December 31, 2025 and 2024, the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024, and the Statements of Cash Flows for the years ended December 31, 2025 and 2024, together with the notes thereto and the reports of Fruci & Associates II, PLLC as required by Item 8 are included in this 2025 Annual Report on Form 10-K as set forth in Item 8 above.

2.	Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3.	Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Certificate of Incorporation of Savage Mountain Sports Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.3	Certificate of Amendment of Certificate of Incorporation changing the name of the Company to Advanced Medical Isotope Corporation, dated May 23, 2006 (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.4	Certificate of Amendment of Certificate of Incorporation increasing authorized capital dated September 26, 2006 (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
3.5	Certificate of Amendment to the Certificate of Incorporation increasing authorized common stock and authorizing preferred stock, dated May 18, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011).
3.6	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series A Convertible Preferred Stock”, consisting of 2,500,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed June 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation increasing the authorized series of “Series A Convertible Preferred Stock” to 5,000,000 shares, filed March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2016).
3.8	Certificate of Amendment to the Certificate of Incorporation authorizing a series of Preferred Stock to be named “Series B Convertible Preferred Stock”, consisting of 5,000,000 shares, which series shall have specific designations, powers, preferences and relative and other special rights, qualifications, limitations and restrictions as outlined in the Certificate of Designations, filed October 10, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
3.9	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Vivos Inc., dated March 27, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 2, 2019).
3.10	Certificate of Amendment to its Certificate of Incorporation of Vivos Inc., as amended, effecting a 1-for-8 reverse split, dated June 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2019).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2022).

4.3	Form of Series B Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2022).
4.4	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 27, 2023).
10.1	Agreement and Plan of Reorganization, dated as of December 15, 1998, by and among HHH Entertainment, Inc. and Earth Sports Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497) filed on November 12, 2008).
10.2	Agreement and Plan of Merger of HHH Entertainment, Inc. and Savage Mountain Sports Corporation, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.3	Agreement and Plan of Acquisition by and between Neu-Hope Technologies, Inc., UTEK Corporation and Advanced Medical Isotope Corporation, dated September 22, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.4	Agreement and Plan of Acquisition by and between Isonics Corporation and Advanced Medical Isotope Corporation dated June 13, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-12G (File No. 000-53497), filed on November 12, 2008).
10.5	Form of Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2012).
10.6	Promissory Note dated December 16, 2008 between Advanced Medical Isotope Corporation and Carlton M. Cadwell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 3, 2012).
10.7	2015 Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed May 25, 2016).
10.8	Washington State University Sub-Award Agreement for the period December 15, 2017 through January 31, 2018.(incorporated by reference to Exhibit 10.13 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.9	The Curators of the University of Missouri Sponsored Research Contract for the period November 1, 2017 through October 31, 2018. (incorporated by reference to Exhibit 10.14 to the Company’s Annual report on Form 10-K, filed April 2, 2018).
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2018).
10.11	Employment Agreement between Vivos Inc. and Michael Korenko, dated May 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2021.
10.12	Amended and Restated Employment Agreement between Vivos Inc. and Michael Korenko. Dated December 19, 2023, with a deemed effective date of January 1, 2024 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed March 25, 2024).
10.13	Form of Series C Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2023).
10.14	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2023.
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVOS INC.

Date: March 30, 2026	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2026	By:	/s/ Michael K. Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2026	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2026	By:	/s/ Carlton M. Cadwell
	Name:	Carlton M. Cadwell
	Title:	Secretary and Chairman of the Board

Vivos Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vivos, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivos, Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring losses and has used significant cash in supports of its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

March 30, 2026

VIVOS INC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	DECEMBER 31,	DECEMBER 31,
	2025	2024

ASSETS

Current Assets:
Cash	$1,558,525	$2,212,548
Accounts receivable	22,331	10,326
Inventory	57,257	-
Prepaid expenses	12,956	10,582

Total Current Assets	1,651,069	2,233,456

Fixed assets, net	102,811	-

Other Assets:
Right of use assets	110,703	-
Other assets	3,000	-

Total Other Assets	113,703	-

TOTAL ASSETS	$1,867,583	$2,233,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$92,472	$86,209
Current portion of lease liability	25,420	-

Total Current Liabilities	117,892	86,209

Non-current Liabilities:
Lease liability, net of current portion	88,851	-

Total Non-current Liabilities	88,851	-

Total Liabilities	206,743	86,209

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 363 shares issued and outstanding, respectively	-	-
Additional paid in capital - Series B Convertible preferred stock	4,538	4,538
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 455,494,238 and 440,873,806 issued and outstanding, respectively	455,494	440,874
Additional paid in capital - common stock	80,282,633	77,719,143
Subscriptions receivable	-	(1,500)
Accumulated deficit	(88,427,246)	(85,361,229)

Total Stockholders’ Equity	1,660,840	2,147,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,867,583	$2,233,456

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	YEARS ENDED
	DECEMBER 31,	DECEMBER 31,
	2025	2024

Revenues, net	$68,379	$27,995
Cost of Goods Sold	128,134	30,979

Gross (loss) profit	(59,755)	(2,984)

OPERATING EXPENSES
Professional fees, including stock-based compensation	2,039,407	1,682,350
Payroll expenses	417,097	352,597
Research and development	352,232	324,629
General and administrative expenses	296,556	241,824

Total Operating Expenses	3,105,292	2,601,400

OPERATING LOSS	(3,165,047)	(2,604,384)

NON-OPERATING INCOME
Interest income	99,030	74,936
Loss on issuance of shares and warrant exchange	-	(381,000)

Total Non-Operating Income	99,030	(306,064)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,066,017)	(2,910,448)

Provision for income taxes	-	-

NET LOSS	$(3,066,017)	$(2,910,448)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	452,722,074	409,673,533

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series A Preferred		Additional Paid-In Capital - Series A	Series B Preferred		Additional Paid-In Capital - Series B	Series C Preferred		Additional Paid-In Capital - Series C	Common Stock		Additional Paid-In Capital -	Subscription	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Receivable	Deficit	Total

Balance - December 31, 2023	2,071,007	$2,071	$8,842,458	200,363	$200	$290,956	385,302	$385	$500,507	387,894,033	$387,894	$73,791,430	$-	$(82,450,781)	$1,365,120

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	24,950,000	24,950	2,241,050	-	-	2,266,000
Services	-	-	-	-	-	-	-	-	-	605,801	606	88,319	-	-	88,925
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	25,336,472	25,336	376,514	(1,500)	-	400,350
Conversion of preferred stock to common stock	-	-	-	(200,000)	(200)	(286,418)	-	-	-	2,500,000	2,500	284,118	-	-	-
Vested RSUs	-	-	-	-	-	-	-	-	-	750,000	750	(750)	-	-	-
Adjustment for vested RSUs	-	-	-	-	-	-	-	-	-	(1,162,500)	(1,162)	1,162	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	18,950	-	-	18,950
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	918,350	-	-	918,350
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,910,448)	(2,910,448)

Balance - December 31, 2024	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	440,873,806	$440,874	$77,719,143	$(1,500)	$(85,361,229)	$2,147,247

Balance - December 31, 2024	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	440,873,806	$440,874	$77,719,143	$(1,500)	$(85,361,229)	$2,147,247

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	12,500,000	12,500	1,487,500	-	-	1,500,000
Services	-	-	-	-	-	-	-	-	-	527,525	527	42,223	-	-	42,750
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	742,857	743	(743)	1,500	-	1,500
Vested RSUs	-	-	-	-	-	-	-	-	-	850,000	850	(850)	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	6,250	-	-	6,250
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	1,029,110	-	-	1,029,110
Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,066,017)	(3,066,017)

Balance - December 31, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	455,494,188	$455,494	$80,282,633	$-	$(88,427,246)	$1,660,840

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(3,066,017)	$(2,910,448)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	374	-
Common stock, stock options and warrants for services	42,750	88,925
RSUs issued for services	1,029,110	918,350
Loss on issuance of shares and warrant exchange	-	381,000
Changes in assets and liabilities
Accounts receivable	(12,005)	(3,326)
Inventory	(57,257)	-
Prepaid expenses and other assets	(5,374)	255
Accounts payable and accrued expenses	6,263	(158,795)
Operating lease expense	4,413	-
Total adjustments	1,008,274	1,226,409

Net cash used in operating activities	(2,057,743)	(1,684,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(103,185)	-
Net cash provided by investing activities	(103,185)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term advances from related party	-	40,949
Payments of related party notes	-	(40,949)
Payments of lease liability	(845)	-
Exercise of warrants	1,500	19,350
Proceeds from common stock and warrants	1,506,250	2,284,950
Net cash provided by financing activities	1,506,905	2,304,300

NET (DECREASE) INCREASE IN CASH	(654,023)	620,261

CASH - BEGINNING OF YEAR	2,212,548	1,592,287

CASH - END OF YEAR	$1,558,525	$2,212,548

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in cashless exercise of warrants	$743	$23,251
RSUs vested into common stock	$850	$750
ROU assets for lease liability	$115,116	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

We refer you to Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for more information about our business.

On September 17, 2025, the Board of Directors of the Company approved the creation of Vivos Scientific India LLP (“Vivos India” or the “LLP”), a wholly owned separate legal entity in India. Vivos India expands the Company’s strategic initiatives, with the objective of establishing a manufacturing center, expanding human therapies and pursuing commercialization of therapies in India. In addition, we will generate additional human trial data to support our process with the Food and Drug Administration (“FDA”). Vivos India was established on October 1, 2025 (deemed to have commenced on October 15, 2025). Pursuant to the LLP dated as of November 18, 2025, ownership of Vivos India is held jointly by Michael Korenko the Company’s CEO, and Sandip Bali, a consultant of the Company based in India. Since the Company will by the sole source of funding for Vivos India and the Company will control the activities of Vivos India, the Company has consolidated this entity as a variable interest entity in accordance with ASC 810. Additionally, the business of the LLP is the research and development of the patents held by the Company in India pursuant to the Product Transfer and License Deed entered into November 18, 2025. It is not anticipated that this entity will incur revenues in the near term.

On November 18, 2025, the Company and Vivos India entered into a Product Transfer and License Deed whereby the Company will grant Vivos India an exclusive license and product transfer to develop, seek regulatory approvals, import, market, distribute, and commercialize the Products in India, subject to the terms and conditions of the Deed. In accordance with this agreement, any inventions, improvements, data or know-how developed by Vivos India in connection with the Company’s products shall be promptly disclosed in writing and are hereby irrevocably assigned to the Company.

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

Financing and Strategy

In November 2019, the SEC qualified the Company’s offering of its Common Stock, under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”) (“Regulation A”), which offering was amended from time to time thereafter (the “2019 Regulation A+ Offering”). In September 2021, the SEC qualified the Company’s offering of Common Stock under Regulation A, which offering was amended from time to time thereafter (the “2021 Regulation A Offering”). On July 17, 2024, the SEC qualified the Company’s offering under Regulation A to offer up to $60,000,000 shares of its Common Stock (the “July 2024 Regulation A+ Offering” and, together with the 2019 Regulation A+ Offering and the 2021 Regulation A Offering, the “Regulation A+ Offerings”). The Company filed with the SEC an offering statement on Form 1-A (including a preliminary offering circular dated February 13, 2026, amended March 4, 2026) under Regulation A for the offering of up to $75.0 million of shares of its Common Stock, which offering was qualified by the SEC as of March 5, 2026 (the “2026 Regulation A+ Offering” and, together with the 2019 Regulation A+ Offering, 2021 Regulation A Offering, and July 2024 Regulation A+ Offering, the “Regulation A+ Offerings”).

During the year ended December 31, 2023, we raised $1,179,245 through the sale of 16,132,000 shares of Common Stock through the Regulation A+ Offerings and concurrent private placements of 18,797,000 warrants. During the year ended December 31, 2024, $2,266,000 was raised through the issuance of 24,950,000 shares of Common Stock through the Regulation A+ Offerings. During the year ended December 31, 2025, $1,500,000 was raised through the issuance of 12,500,000 shares of Common Stock through the Regulation A+ Offerings and $6,250 through a concurrent private placement of 6,250,000 warrants.

In March 2026, the Company raised $1,553,000 through the sale of 19,200,000 shares of Common Stock through the Regulation A+ Offering and concurrent private placement of 17,000,000 warrants.

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

As of December 31, 2025, the Company had $1,558,525 of cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash is insufficient to cover the fixed and variable obligations of the Company.

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

Consolidation

The Company has a relationship with Vivos India, which is considered a variable interest entity (VIE) under the guidance in ASC 810, Consolidations. A VIE is an entity in which the equity investors do not have sufficient equity investment at risk or lack the characteristics of a controlling financial interest. The Company evaluates the interests in such entities to determine whether it is the primary beneficiary and therefore required to consolidate the VIE in its financial statements.

The Company has determined that it is the primary beneficiary of Vivos India because it has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Accordingly, the assets, liabilities, and results of operations of Vivos India will be included in the Company’s consolidated financial statements. All intercompany activity will be eliminated in consolidation. As of December 31, 2025, the Company is still waiting on regulatory approval in India to commence operations.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2025 and 2024, the balances reported for cash, prepaid expense, accounts receivable, accounts payable, and accrued expense, approximate the fair value because of their short maturities.

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

Fixed Assets

Fixed assets are recorded at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the balance sheet accounts and the resultant gain or loss is reflected in income.

Depreciation is provided using the straight-line method, based on useful lives of the assets which range from three to five years.

The Company reviews the carrying value of its fixed assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

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

There have been no such capitalized costs in the periods ended December 31, 2025 and 2024, respectively. However, a patent was filed by Michael Korenko and David Swanberg on July 1, 2019 (No. 1811.191) and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

The following table disaggregates the Company’s revenue by major source for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Revenue:
Services - Treatments	$88,875	$29,995
IsoPet	143,025	-
Certification	37,483	-
Freight	1,050	-
Polymer	1,056	-
Discount - Services	(71,815)	(2,000)
Discount - IsoPet	(121,300)	-
Discount - Certifications	(9,995)	-
	$68,379	$27,995

Inventory

Since the Company is selling a tangible good (IsoPet, which is considered a medical device) for the use in treatments, this is considered inventory as it is awaiting consumption into the final product. Inventory is valued at the lower of cost or net realizable value. Management evaluates quantities on hand and physical condition as these characteristics may be impacted by anticipated customer demand for current products. Inventory as of December 31, 2025 amounts to $57,257. The Company did not hold inventory until February 2025.

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

There have been no write-downs of inventory as of December 31, 2025, and the Company evaluates the inventory monthly for obsolescence. The Company from time to time will write-off items for spoilage when the need arises in the normal course of business.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to holders of our Common Stock (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive Common Stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended December 31, 2025 and 2024, the basic earnings per share equals the diluted earnings per share.

The following represent Common Stock equivalents that could be dilutive in the future as December 31, 2025 and December 31, 2024, which include the following:

	December 31, 2025	December 31, 2024
Preferred stock	7,409,570	7,409,570
Restricted stock units	56,150,000	22,725,000
Common stock options	2,252,809	2,252,809
Common stock warrants	16,115,000	11,465,000
Total potential dilutive securities	81,927,379	43,852,379

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

The Company incurred $352,232 and $324,629 in research and development costs for the years ended December 31, 2025 and 2024, respectively, all of which were recorded in the Company’s operating expense noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the years ended December 31, 2025 and 2024, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of December 31, 2025 and 2024.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the periods ended December 31, 2025 and 2024. The Company did not have any deferred tax liability or asset on its balance sheets as of December 31, 2025 and 2024.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the periods ended December 31, 2025 and 2024, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Segment Reporting

The Company follows Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”) for its segment reporting. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The Company has not yet begun generating significant revenue from its planned principal operations and operates as a single reportable segment. The revenue associated with the services that the clinics perform by way of treatments and the licensure of these clinics are not considered two distinct segments for the years ended December 31, 2025 and 2024, respectively. The benefit the clinics get by being licensed will assist in increased revenues associated with the treatments being administered. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. With the formation of the VIE, Vivos India, and the fact that this is consolidated for financial reporting purposes, the activities of Vivos India are a defined segment for geographical purposes. As of December 31, 2025, the Company is still waiting on regulatory approval in India to commence operations. All of the Company’s long-lived assets as of December 31, 2025 are located in the United States.

Recent Accounting Pronouncements

Adoption of ASU 2023-09

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, which requires enhanced disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is intended to improve transparency regarding the nature and magnitude of factors contributing to differences between the statutory tax rate and the effective tax rate, as well as cash taxes paid by jurisdiction.

The Company adopted this standard effective January 1, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments are disclosure-only in nature. Prior-period amounts have been recast to conform to the current-period presentation, where applicable.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2: RELATED PARTY TRANSACTIONS

In December 2024, our Chief Executive Officer advanced $40,949 to the Company, which amount was repaid within ten days.

NOTE 3: FIXED ASSETS

As of December 31, 2025 and 2024, the Company has the following fixed assets:

	December 31, 2025	December 31, 2024
Production equipment – 5 year-life	$101,199	$-
Office equipment – 5 year-life	1,986	-
Accumulated depreciation	(374)	-
	$102,811	$-

Depreciation expense for the years ended December 31, 2025 and 2024 was $374 and $0.

NOTE 4: STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 950,000,000 shares of Common Stock. As of December 31, 2025 and 2024, there are 455,494,238 and 440,873,806 shares of Common Stock issued and outstanding, respectively.

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

Series A Convertible Preferred Stock

On June 30, 2015, a certificate of designations was filed with the Delaware Secretary of State to designate 2,500,000 shares of the Company’s Preferred Stock as Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) (the “Series A COD”). Effective March 31, 2016, the Company amended the Series A COD, increasing the maximum number of shares of Series A Preferred from 2,500,000 shares to 5,000,000 shares. As of December 31, 2025 and 2024, there are 2,071,007 shares of Series A Preferred issued and outstanding, respectively.

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

Series B Convertible Preferred Stock

On October 10, 2018, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) (the “Series B COD”). As of December 31, 2025 and 2024, there are 363 shares of Series B Preferred issued and outstanding, respectively.

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

On December 16, 2024, 200,000 Series B Preferred shares were converted into 2,500,000 shares of Common Stock. There were no conversions in 2025.

Series C Convertible Preferred Stock

On March 27, 2019, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”) (the “Series C COD”). As of December 31, 2025 and 2024, there were 385,302 shares of Series C Preferred issued and outstanding, respectively.

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

Common and Preferred Stock Issuances

Common and Preferred Stock Issuances – Year Ended December 31, 2025

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

In December 2025, the Company issued 329,281 shares of Common Stock for services rendered in the amount of $22,687 and issued 500,000 shares of Common Stock upon the vesting of RSUs.

Common and Preferred Stock Issuances – Year Ended December 31, 2024

The Company issued 24,950,000 shares of Common Stock pursuant to the Regulation A+ Offerings for cash proceeds of $2,266,000.

The Company issued 605,801 shares of Common Stock for services rendered valued at $88,925.

The Company issued 20,336,472 shares of Common Stock in the cashless exercise of 28,619,000 warrants.

The Company issued 5,000,000 shares of Common Stock in the exchange of 5,000,000 warrants and recognized a loss on the exchange of $381,000 which is included in the exercise of warrants in the consolidated statement of changes in stockholder’s equity.

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

The following schedule summarizes the changes in the Company’s stock options:

	Options Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Year Ended December 31, 2024

Outstanding at January 1, 2024	2,252,809	$0.024-0.04	5.70 years	$78,886	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at December 31, 2024	2,252,809	$0.024-0.04	4.70 years	$174,855	$0.04
Exercisable at December 31, 2024	2,252,809	$0.024-0.04	4.70 years	$174,855	$0.04

Year Ended December 31, 2025

Outstanding at January 1, 2025	2,252,809	$0.024-0.04	4.70 years	$174,855	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at December 31, 2025	2,252,809	$0.024-0.04	3.70 years	$71,226	$0.04
Exercisable at December 31, 2025	2,252,809	$0.024-0.04	3.70 years	$71,226	$0.04

During the years ended December 31, 2025 and 2024, the Company recognized $0 of stock-based compensation expense related to the vesting of stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Year Ended December 31, 2024

Outstanding at January 1, 2024	26,134,000	$0.06-0.10	3.54 years	$-	$0.0827
Granted	18,950,000	$0.075	-	$-	$-

Exercised	(28,619,000)	$-	-	$-	$-
Exchanged	(5,000,000)	$-	-	$-	$-
Outstanding at December 31, 2024	11,465,000	$0.13	4 years	$123,690	$0.13
Exercisable at December 31, 2024	11,465,000	$0.13	4 years	$123,690	$0.13

Year Ended December 31, 2025

Outstanding at January 1, 2025	11,465,000	$0.13	4 years	$123,690	$0.13
Granted	6,250,000	$0.15	-	$-	$-
Redeemed	-	$-	-	$-	$-
Exercised	(1,600,000)	$-	-	$-	$-
Exchanged	-	$-	-	$-	$-
Expired/cancelled	-	$-	-	$-	$-
Outstanding at December 31, 2025	16,115,000	$0.075-0.15	2.20 years	$-	$0.143
Exercisable at December 31, 2025	16,115,000	$0.075-0.15	2.20 years	$-	$0.143

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

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

In 2024, the Company issued 25,336,468 shares of Common Stock in the exercise of 33,619,000 warrants.

The Company granted 6,250,000 warrants in February 2025, with an exercise price of $0.15 that expire June 30, 2028. In July 2025, 1,600,000 warrants were exercised into 742,857 shares of Common Stock.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number Of Shares	Weighted Average Grant Date Fair Value
Year Ended December 31, 2024

Outstanding at January 1, 2024	1,450,000	$0.09
Granted	21,850,000	$0.08
Vested	(11,475,000)	$-
Forfeited	-	$-
Outstanding at December 31, 2024	11,825,000	$0.08

Year Ended December 31, 2025

Outstanding at January 1, 2025	11,825,000	$0.08
Granted	1,650,000	$0.13
Vested	(12,575,000)	$-
Forfeited	-	$-
Outstanding at December 31, 2025	900,000	$0.09

During the years ended December 31, 2025 and 2024, the Company recognized $1,029,110 and $918,350 in expense related to the vesting of its restricted stock units. As of December 31, 2025, the Company had $121,170 worth of expense yet to be recognized for restricted stock units not yet vested.

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

During the year ended December 31, 2025, 1,650,000 restricted stock units were granted to consultants that vest through December 31, 2028, and 12,575,000 restricted stock units vested.

NOTE 6: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842) and as such accounted for our leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company had had only short-term leases through entering into a long-term lease agreement on November 1, 2025. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 4.5%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms of 48 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement.

The Company has chosen to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard did not result in an adjustment to retained earnings for the Company.

As of December 31, 2025, the value of the unamortized lease right of use asset was $110,703. As of December 31, 2025, the Company’s lease liability was $114,271.

Maturity of lease liability for the operating lease for the period ended December 31,
2026	$30,093
2027	$33,460
2028	$33,460
2029	$27,882
Imputed interest	$(10,624)
Total lease liability	$114,271

Disclosed as:
Current portion	$25,420
Non-current portion	$88,851

Amortization of the right of use asset for the period ended December 31, 2026	$26,977
2027	$28,268
2028	$29,649
2029	$25,809

Total	$110,703

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year ended December 31, 2025	Year ended December 31, 2024

Operating lease expense	$4,413	$-

NOTE 7: CONCENTRATIONS

Four and three customers accounted for all of the revenues, each, more than 10% of total revenue. As of December 31, 2025 and 2024, six and two customers represented 100% of the Company’s accounts receivable, of which three and two customers represented greater than 10% of the total outstanding.

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

NOTE 9: INCOME TAXES

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

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2025 and 2024:

	2025	2024
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	0.00%	0.00%
Stock for services	33.57%	31.55%
Change in valuation allowance	(54.57)%	(52.55)%
Totals	0.00%	0.00%

Net deferred tax assets consist of the following components as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryover	$7,690,000	$7,260,000
Capital Loss Carryover	3,400	3,400
Valuation allowance	(7,693,400)	(7,263,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income from continuing operations for the years ended December 31, 2025 and 2024 due to the following:

	December 31, 2025	December 31, 2024
Book income (loss)	$(643,900)	$(611,200)
Depreciation	(1,000)	(1,100)
Stock for services	216,100	192,900
Valuation allowance	428,800	419,400
Income tax expense	$-	$-

At December 31, 2025, the Company had a net operating loss carryforward of approximately $36,620,700.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is located in the state of Washington and Washington state does not require the filing of income taxes. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

NOTE 10: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report and there were no items noted to be disclosed except for the items below.

In January 2026, the Company issued 44,118 shares of common stock for services rendered.

The Company filed with the SEC an offering statement on Form 1-A (including a preliminary offering circular dated February 13, 2026, amended March 4, 2026) under Regulation A for the offering of up to $75.0 million of shares of its Common Stock, which offering was qualified by the SEC as of March 5, 2026.

In March 2026, the Company raised $1,553,000 through the sale of 19,200,000 shares of Common Stock through the Regulation A+ Offering and concurrent private placement of 17,000,000 warrants.

In addition, the Company issued 7,950,000 shares of Common Stock in a warrant exchange of 7,950,000 warrants. In this exchange, the Company repriced 1,450,000 warrants from a $0.15 exercise price to a $0.075 exercise price and these warrants were extended to a maturity date of December 31, 2029 from June 30, 2028.

