Form 10-Q
period 2026-03-31
VIVOS INC
filed 2026-05-14
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2026

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

As of May 14, 2026, there were 493,890,608 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

VIVOS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	MARCH 31,	DECEMBER 31,
	2026	2025
	(UNAUDITED)

ASSETS
Current Assets:
Cash	$2,525,782	$1,558,525
Accounts receivable	7,668	22,331
Inventory	56,863	57,257
Prepaid expenses	9,073	12,956

Total Current Assets	2,599,386	1,651,069

Fixed assets, net	244,055	102,811

Other Assets:
Right of use assets	104,064	110,703
Other assets	3,000	3,000

Total Other Assets	107,064	113,703

TOTAL ASSETS	$2,950,505	$1,867,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$143,602	$92,472
Current portion of lease liability	28,135	25,420

Total Current Liabilities	171,737	117,892

Non-current Liabilities:
Lease liability, net of current portion	81,458	88,851

Total Non-current Liabilities	81,458	88,851

Total Liabilities	253,195	206,743

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 363 shares issued and outstanding, respectively	-	-
Additional paid in capital - Series B Convertible preferred stock	4,538	4,538
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 482,840,608 and 455,494,238 issued and outstanding, respectively	482,841	455,494
Additional paid in capital - common stock	82,476,601	80,282,633
Accumulated deficit	(89,612,091)	(88,427,246)

Total Stockholders’ Equity	2,697,310	1,660,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,950,505	$1,867,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVOS INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	MARCH 31,	MARCH 31,
	2026	2025

Revenues, net	$36,068	$26,748
Cost of Goods Sold	44,086	35,831

Gross loss	(8,018)	(9,083)

OPERATING EXPENSES
Professional fees, including stock-based compensation	285,432	588,268
Payroll expenses	155,434	94,697
Research and development	37,923	119,281
General and administrative expenses	58,685	52,203

Total Operating Expenses	537,474	854,449

OPERATING LOSS	(545,492)	(863,532)

NON-OPERATING INCOME
Interest income	12,275	28,836
Loss on issuance of shares and warrant exchange	(651,628)	-

Total Non-Operating Income	(639,353)	28,836

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,184,845)	(834,696)

Provision for income taxes	-	-

NET LOSS	$(1,184,845)	$(834,696)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	462,160,317	448,234,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVOS INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Series A Preferred		Additional Paid-In Capital -Series A	Series B Preferred		Additional Paid-In Capital - Series B	Series C Preferred		Additional Paid-In Capital - Series C	Common Stock		Additional Paid-In Capital -	Subscription	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Receivable	Deficit	Total

Balance - December 31, 2024	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	440,873,806	$440,874	$77,719,143	$(1,500)	$(85,361,229)	$2,147,247

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	12,500,000	12,500	1,487,500	-	-	1,500,000
Services	-	-	-	-	-	-	-	-	-	38,422	38	4,650	-	-	4,688
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	-	-	-	(1,500)	-	(1,500)
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	6,250	-	-	6,250
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(834,696)	(834,696)

Balance - March 31, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	453,412,228	$453,412	$79,579,043	$(3,000)	$(86,195,925)	$3,183,489

Balance - December 31, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	455,494,238	$455,494	$80,282,633	$-	$(88,427,246)	$1,660,840

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	19,200,000	19,200	1,516,800	-	-	1,536,000
Services	-	-	-	-	-	-	-	-	-	196,370	197	16,490	-	-	16,687
Exercise/Exchange of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	7,950,000	7,950	643,678	-	-	651,628
Vested RSUs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	17,000	-	-	17,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,184,845)	(1,184,845)

Balance - March 31, 2026	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	482,840,608	$482,841	$82,476,601	$-	$(89,612,091)	$2,697,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

.

VIVOS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	2026	2025
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(1,184,845)	$(834,696)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,961	-
Common stock, stock options and warrants for services	16,687	4,688
RSUs issued for services	-	361,500
Loss on issuance of shares and warrant exchange	651,628	-
Changes in assets and liabilities
Accounts receivable	14,663	1,622
Inventory	394	(21,198)
Prepaid expenses and other assets	3,883	3,717
Accounts payable and accrued expenses	51,129	29,169
Operating lease expense	6,639	-
Total adjustments	754,984	379,498

Net cash used in operating activities	(429,861)	(455,198)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(151,205)	-
Net cash (used in) investing activities	(151,205)	-

CASH FLOWS FROM FINANCING ACTIVITES
Payments of lease liability	(4,677)	-
Exercise of warrants	-	1,500
Proceeds from common stock and warrants	1,553,000	1,506,250
Net cash provided by financing activities	1,548,323	1,507,750

NET INCREASE IN CASH	967,257	1,052,552

CASH - BEGINNING OF PERIOD	1,558,525	2,212,548

CASH - END OF PERIOD	$2,525,782	$3,265,100

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVOS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2026 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

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

In March and April 2026, the Company raised $2,203,800 through the sale of 27,200,000 shares of Common Stock through the Regulation A+ Offering and concurrent private placement of 27,800,000 warrants.

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

As of March 31, 2026, the Company had $2,525,782 of cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash is insufficient to cover the fixed and variable obligations of the Company.

The Company anticipates using additional proceeds from the March 2026 Regulation A+ Offering as follows:

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

The Company has determined that it is the primary beneficiary of Vivos India because it has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Accordingly, the assets, liabilities, and results of operations of Vivos India will be included in the Company’s consolidated financial statements. All intercompany activity will be eliminated in consolidation. As of March 31, 2026, the Company is still waiting on regulatory approval in India to commence operations.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2026 and December 31, 2025, the balances reported for cash, prepaid expense, accounts receivable, accounts payable, and accrued expense, approximate the fair value because of their short maturities.

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

Depreciation is provided using the straight-line method, based on useful lives of the assets which is five years.

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

There have been no such capitalized costs in the periods ended March 31, 2026 and December 31, 2025, respectively. However, a patent was filed by Michael Korenko and David Swanberg on July 1, 2019 (No. 1811.191) and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenue:
Services - Treatments	$-	$66,195
IsoPet	70,980	-
Certification	-	29,983
Freight	2,100	-
Polymer	3,168	-
Discount - Services	-	(59,435)
Discount - IsoPet	(40,180)	-
Discount - Certifications	-	(9,995)
	$36,068	$26,748

Inventory

Since the Company is selling a tangible good (IsoPet, which is considered a medical device) for the use in treatments, this is considered inventory as it is awaiting consumption into the final product. Inventory is valued at the lower of cost or net realizable value. Management evaluates quantities on hand and physical condition as these characteristics may be impacted by anticipated customer demand for current products. Inventory as of March 31, 2026 amounts to $56,863. The Company did not hold inventory until February 2025.

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

There have been no write-downs of inventory as of March 31, 2026, and the Company evaluates the inventory monthly for obsolescence. The Company from time to time will write-off items for spoilage when the need arises in the normal course of business.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to holders of our Common Stock (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period, and does not include the impact of any potentially dilutive Common Stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended March 31, 2026 and 2025, the basic earnings per share equals the diluted earnings per share.

The following represent Common Stock equivalents that could be dilutive in the future as March 31, 2026 and December 31, 2025, which include the following:

	March 31, 2026	December 31, 2025
Preferred stock	7,409,570	7,409,570
Restricted stock units	56,150,000	56,150,000
Common stock options	2,252,809	2,252,809
Common stock warrants	25,165,000	16,115,000
Total potential dilutive securities	90,977,379	81,927,379

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

The Company incurred $37,923 and $119,281 in research and development costs for the three months ended March 31, 2026 and 2025, respectively, all of which were recorded in the Company’s operating expense noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the three months ended March 31, 2026 and 2025, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of March 31, 2026 and December 31, 2025.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the periods ended March 31, 2026 and 2025. The Company did not have any deferred tax liability or asset on its balance sheets as of March 31, 2026 and December 31, 2025.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the periods ended March 31, 2026 and 2025, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Segment Reporting

The Company follows Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”) for its segment reporting. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The Company has not yet begun generating significant revenue from its planned principal operations and operates as a single reportable segment. The revenue associated with the services that the clinics perform by way of treatments and the licensure of these clinics are not considered two distinct segments for the periods ended March 31, 2026 and 2025, respectively. The benefit the clinics get by being licensed will assist in increased revenues associated with the treatments being administered. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. With the formation of the VIE, Vivos India, and the fact that this is consolidated for financial reporting purposes, the activities of Vivos India are a defined segment for geographical purposes. As of March 31, 2026, the Company is still waiting on regulatory approval in India to commence operations. All of the Company’s long-lived assets as of March 31, 2026 are located in the United States.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2: RELATED PARTY TRANSACTIONS

In February 2026, our Chief Executive Officer advanced $5,350 to the Company, which amount was repaid within six days.

NOTE 3: FIXED ASSETS

As of March 31, 2026 and December 31, 2025, the Company has the following fixed assets:

	March 31, 2026	December 31, 2025
Production equipment – 5 year-life	$252,404	$101,199
Office equipment – 5 year-life	1,986	1,986
Accumulated depreciation	(10,335)	(374)
	$244,055	$102,811

Depreciation expense for the three months ended March 31, 2026 and 2025 was $9,961 and $0.

NOTE 4: STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 950,000,000 shares of Common Stock. As of March 31, 2026 and December 31, 2025, there are 482,840,608 and 455,494,238 shares of Common Stock issued and outstanding, respectively.

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

Series A Convertible Preferred Stock

On June 30, 2015, a certificate of designations was filed with the Delaware Secretary of State to designate 2,500,000 shares of the Company’s Preferred Stock as Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) (the “Series A COD”). Effective March 31, 2016, the Company amended the Series A COD, increasing the maximum number of shares of Series A Preferred from 2,500,000 shares to 5,000,000 shares. As of March 31, 2026 and December 31, 2025, there are 2,071,007 shares of Series A Preferred issued and outstanding, respectively.

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

Series B Convertible Preferred Stock

On October 10, 2018, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) (the “Series B COD”). As of March 31, 2026 and December 31, 2025, there are 363 shares of Series B Preferred issued and outstanding, respectively.

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

On December 16, 2024, 200,000 Series B Preferred shares were converted into 2,500,000 shares of Common Stock. There were no conversions in 2026 and 2025.

Series C Convertible Preferred Stock

On March 27, 2019, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”) (the “Series C COD”). As of March 31, 2026 and December 31, 2025, there were 385,302 shares of Series C Preferred issued and outstanding, respectively.

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

Common and Preferred Stock Issuances

Common and Preferred Stock Issuances – Three Months Ended March 31, 2026

In January 2026, the Company issued 44,118 shares of Common Stock for services valued at $3,000.

In March 2026, the Company issued 19,200,000 shares of Common Stock pursuant to the Regulation A+ Offering, and 17,000,000 warrants for cash proceeds of $1,553,000.

In March 2026, the Company issued 7,950,000 shares of Common Stock in exchange of 7,950,000 warrants. The Company recognized a loss of $651,628 in the exchange.

In March 2026, the Company issued 152,252 shares of Common Stock for services valued at $13,687.

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

The following schedule summarizes the changes in the Company’s stock options:

	Options Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Three Months Ended March 31, 2025

Outstanding at January 1, 2025	2,252,809	$0.024-0.04	4.70 years	$174,855	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at March 31, 2025	2,252,809	$0.024-0.04	4.45 years	$190,850	$0.04
Exercisable at March 31, 2025	2,252,809	$0.024-0.04	4.45 years	$190,850	$0.04

Three Months Ended March 31, 2026

Outstanding at January 1, 2026	2,252,809	$0.024-0.04	3.70 years	$71,226	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at March 31, 2026	2,252,809	$0.024-0.04	3.45 years	$118,535	$0.04
Exercisable at March 31, 2026	2,252,809	$0.024-0.04	3.45 years	$118,535	$0.04

During the three months ended March 31, 2026 and 2025, the Company recognized $0 of stock-based compensation expense related to the vesting of stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Three Months Ended March 31, 2025

Outstanding at January 1, 2025	11,465,000	$0.13	3 years	$123,690	$0.0827
Granted	6,250,000	$0.15	-	$-	$-

Exercised	-	$-	-	$-	$-
Exchanged	-	$-	-	$-	$-

Outstanding at March 31, 2025	17,715,000	$0.075-0.15	2.93 years	$145,700	$0.13
Exercisable at March 31, 2025	17,715,000	$0.075-0.15	2.93 years	$145,700	$0.13

Three Months Ended March 31, 2026

Outstanding at January 1, 2026	16,115,000	$0.075-0.15	2.20 years	$-	$0.143
Granted	17,000,000	$0.075	-	$-	$-
Redeemed	-	$-	-	$-	$-
Exercised	-	$-	-	$-	$-
Exchanged	(7,950,000)	$-	-	$-	$-
Expired/cancelled	-	$-	-	$-	$-
Outstanding at March 31, 2026	25,165,000	$0.075-0.15	3.22 years	$297,255	$0.0905
Exercisable at March 31, 2026	25,165,000	$0.075-0.15	3.22 years	$297,255	$0.0905

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

The Company granted 6,250,000 warrants in February 2025, with an exercise price of $0.15 that expire June 30, 2028.

The Company granted 17,000,000 warrants in March 2026, with an exercise price of $0.075 that expire December 31, 2029. The Company exchanged 7,950,000 warrants into 7,950,000 shares of Common Stock, and repriced 1,450,000 warrants from $0.15 to $0.075 and extended the expiration date to December 31, 2029. The Company recorded a loss of $651,628 in these exchanges.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number Of Shares	Weighted Average Grant Date Fair Value
Three Months Ended March 31, 2025

Outstanding at January 1, 2025	11,825,000	$0.09
Granted	-	$0.08
Vested	(5,000,000)	$-
Forfeited	-	$-
Outstanding at March 31, 2025	6,825,000	$0.08

Three Months Ended December 31, 2026

Outstanding at January 1, 2026	900,000	$0.09
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Outstanding at December 31, 2026	900,000	$0.09

During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $361,500 in expense related to the vesting of its restricted stock units. As of March 31, 2026, the Company had $121,170 worth of expense yet to be recognized for restricted stock units not yet vested.

During the three months ended March 31, 2025, 5,000,000 restricted stock units vested. The Company’s Omnibus Plan expired on December 31, 2025 and they are in process of forming a new plan, subject to shareholder approval. On January 1, 2026, the Company entered into a new employment agreement with their CEO that provides for a grant of 20,000,000 RSUs. These RSUs have not been issued as of the date of this report as the new Omnibus plan is yet to be approved.

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

As of March 31, 2026, the value of the unamortized lease right of use asset was $104,064. As of March 31, 2026, the Company’s lease liability was $109,593.

Maturity of lease liability for the operating lease for the period ended March 31,
2027	$32,505
2028	$33,460
2029	$33,460
2030	$19,518
Imputed interest	$(9,350)
Total lease liability	$109,593

Disclosed as:
Current portion	$28,135
Non-current portion	$81,458

Amortization of the right of use asset for the period ended March 31, 2027	$27,280
2028	$28,607
2029	$30,004
2030	$18,173

Total	$104,064

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three Months ended March 31, 2026	Three Months ended March 31, 2025

Operating lease expense	$6,638	$-

NOTE 7: CONCENTRATIONS

Five and three customers accounted for all of the revenues, with two and three customers accounting for more than 10% of total revenue. As of March 31, 2026 and December 31, 2025, three and six customers represented 100% of the Company’s accounts receivable, of which three and three customers represented greater than 10% of the total outstanding.

NOTE 8: COMMITMENT

On June 4, 2019, the Company entered into an Executive Employment Agreement (“Employment Agreement”) with Dr. Michael K. Korenko, the Company’s Chief Executive Officer. The employment term under the Employment Agreement commenced with an effective date of June 11, 2019 and expires on December 31, 2020, and December 31 of each successive year if the Employment Agreement is extended, unless terminated earlier as set forth in the Employment Agreement. On December 31, 2020, the Company extended the Employment Agreement through December 31, 2021 while renegotiating terms of a new Employment Agreement. On May 3, 2021, the Company and the Chief Executive Officer agreed the terms of a new Employment Agreement with an effective date of January 1, 2021 that has a term of three years and expired December 31, 2023. On December 19, 2023, the Company renewed the Employment Agreement for a term of two years expiring December 31, 2025. The Company entered into a new Employment Agreement effective January 1, 2026.

Under the terms of the Employment Agreement effective January 1, 2026, the Company shall pay to Dr. Korenko a base compensation of 325,000. In addition, Dr. Korenko is entitled to a discretionary bonus to be earned in the amount of $12,000 per quarter upon the satisfaction of conditions to be determined by the Board of Directors of the Company. In addition, the Company granted Dr. Korenko 20,000,000 restricted stock units on January 1, 2026 that vest over the two-year period. These restricted stock units have not been issued as of yet as the Company is working on a new Omnibus plant to be approved by the shareholders.

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report and there were no items noted to be disclosed except for the items below.

In April 2026, the Company issued 250,000 shares of Common Stock as a signing bonus for a consultant.

In April 2026, the Company issued 8,000,000 shares of Common Stock pursuant to the Regulation A+ Offering, and 10,800,000 warrants for cash proceeds of $650,800.

In April 2026, the Company issued 2,800,000 shares of Common Stock in exchange of 2,800,000 warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for statements of historical fact, certain information described in this Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Vivos Inc. believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Quarterly Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2026, as well as other cautionary language in this Quarterly Report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

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

In March and April 2026, the Company raised $2,203,800 through the sale of 27,200,000 shares of Common Stock through the Regulation A+ Offering and concurrent private placement of 27,800,000 warrants.

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

As of March 31, 2026, the Company had $2,525,782 in cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will be insufficient to cover the fixed and variable obligations of the Company.

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

Results of Operations

Comparison of the Three months Ended March 31, 2026 and 2025

The following table sets forth information from our statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues	$36,068	$26,748
Cost of goods sold	44,086	35,831
Gross (loss) income	(8,018)	(9,083)
Operating expense	(537,474)	(854,449)
Operating loss	(545,492)	(863,532)
Non-operating income (expense)	(639,353)	28,836
Net loss	$(1,184,845)	$(834,696)

Revenues and Cost of Goods Sold

Revenue was $36,068 and $26,748 for the three months ended March 31, 2026 and 2025, respectively. All revenue recognized in the three months ended March 31, 2026 and 2025 relate to the procedures performed with respect to the IsoPet® therapies, sales of IsoPet®and freight.

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

Operating Expenses

Operating expense for the three months ended March 31, 2026 and 2025, respectively consists of the following:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Professional fees, including stock-based compensation	$285,432	$588,268
Payroll expense	155,434	94,697
Research and development	37,923	119,281
General and administrative expense	58,685	52,203
Total operating expense	$537,474	$854,449

Operating expense for the three months ended March 31, 2026 and 2025 was $537,474 and $854,449, respectively. The decrease in operating expense from 2025 to 2026 can be attributed to the decrease in professional fees ($588,268 for the three months ended March 31, 2025 versus $285,432 for the three months ended March 31, 2026) related to the fees incurred for the consultants engaged in 2026 versus 2025 and the decrease in the value of the vested RSUs; the increase in general and administrative expense ($52,203 for the three months ended March 31, 2025 versus $58,685 for the three months ended March 31, 2026); the decrease in research and development ($119,281 for the three months ended March 31, 2025 versus $37,923 for the three months ended March 31, 2026) as the Company continued to ramp up the development of their products in 2025 in India as well as the US including research studies as well as continuing the steps necessary to be accepted by the FDA, and an increase in payroll expense ($94,697 for the three months ended March 31, 2025 versus $155,434 for the three months ended March 31, 2026) related to the CEOs employment contract and bonus, as well as the President’s payroll in 2026.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Interest income	$12,275	$28,836
Loss on exchange of warrants	(651,628)	-

Non-operating income (expense)	$(639,353)	$28,836

Non-operating income (expense) for the three months ended March 31, 2026 and 2025 related to interest earned on the Company’s cash accounts, and in 2026, the loss on exchange of warrants.

Net Loss

Our net loss for the three months ended March 31, 2026 and 2025 was $(1,184,845) and $(834,696), respectively.

Liquidity and Capital Resources

At March 31, 2026, the Company had working capital of $2,427,649, as compared to working capital of $1,533,177 at December 31, 2025. As of March 31, 2026, the Company did not have any commitments for capital expenditures.

Net cash used in operating activities for the three months ended March 31, 2026 and 2025, was $429,861 and $455,198, respectively. Cash used in operating activities was primarily related to the Company’s net loss from operations, stock-based compensation, the loss on exchange of warrants as well as the changes in accounts receivable, inventory, prepaid expense, and accounts payable. During the three months ended March 31, 2026 and 2025, there was no cash used in investing activities except for the purchases of fixed assets in 2026 of $151,205. Net cash provided by financing activities for the three months ended March 31, 2026 and 2025 was $1,548,323 and $1,507,750, respectively, consisting of proceeds from the sales of Common Stock and warrants as part of our Regulation A+ Offerings and payments of lease obligations.

The Company has generated material operating losses since inception. The Company had a net loss of $1,184,845 for the three months ended March 31, 2026 as compared to a net loss of $834,696 for the three months ended March 31, 2025. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended March 31, 2026, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

From January 1, 2026 through March 31, 2026, the Company issued:

19,200,000 shares of Common Stock in their Regulation A+ Offering, and 17,000,000 warrants in the amount of $1,553,000.

196,370 shares of Common Stock for services rendered valued at $16,687.

7,950,000 shares of Common Stock in exchange of warrants.

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

Vivos Inc.

Date: May 14, 2026	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

