Form 10-Q
period 2026-06-30
VIVOS INC
filed 2026-08-12
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2026

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

As of August 12, 2026, there were 494,214,360 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

VIVOS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	JUNE 30,	DECEMBER 31,
	2026	2025
	(UNAUDITED)

ASSETS
Current Assets:
Cash	$2,336,022	$1,558,525
Accounts receivable	15,650	22,331
Inventory	56,427	57,257
Prepaid expenses	32,874	12,956

Total Current Assets	2,440,973	1,651,069

Fixed assets, net	338,236	102,811

Other Assets:
Right of use assets	97,361	110,703
Other assets	3,000	3,000

Total Other Assets	100,361	113,703

TOTAL ASSETS	$2,879,570	$1,867,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$20,802	$92,472
Current portion of lease liability	29,171	25,420

Total Current Liabilities	49,973	117,892

Non-current Liabilities:
Lease liability, net of current portion	73,982	88,851

Total Non-current Liabilities	73,982	88,851

Total Liabilities	123,955	206,743

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 363 shares issued and outstanding, respectively	-	-
Additional paid in capital - Series B Convertible preferred stock	4,538	4,538
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Common stock, par value, $0.001, 950,000,000 shares authorized, 494,214,360 and 455,494,238 issued and outstanding, respectively	494,214	455,494
Additional paid in capital - common stock	83,353,722	80,282,633
Subscriptions receivable	-	-
Accumulated deficit	(90,442,280)	(88,427,246)

Total Stockholders’ Equity	2,755,615	1,660,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,879,570	$1,867,583

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2026	2025	2026	2025

Revenues, net	$72,468	$41,748	$36,400	$15,000
Cost of Goods Sold	82,206	85,583	38,120	49,753

Gross loss	(9,738)	(43,835)	(1,720)	(34,753)

OPERATING EXPENSES
Professional fees, including stock-based compensation	646,897	946,723	361,465	358,455
Payroll expenses	315,318	187,384	159,884	92,687
Research and development	87,105	227,246	49,182	107,965
General and administrative expenses	140,963	133,117	82,278	80,913

Total Operating Expenses	1,190,283	1,494,470	652,809	640,020

OPERATING LOSS	(1,200,021)	(1,538,305)	(654,529)	(674,773)

NON-OPERATING INCOME
Interest income	32,615	58,096	20,340	29,260
Loss on issuance of shares and warrant exchange	(847,628)	-	(196,000)	-

Total Non-Operating Income	(815,013)	58,096	(175,660)	29,260

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,015,034)	(1,480,209)	(830,189)	(645,513)

Provision for income taxes	-	-	-	-

NET LOSS	$(2,015,034)	$(1,480,209)	$(830,189)	$(645,513)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	476,508,695	450,887,598	490,699,399	453,511,129

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

			Additional			Additional			Additional
			Paid-In			Paid-In			Paid-In			Additional
	Series A Preferred		Capital - Series A	Series B Preferred		Capital - Series B	Series C Preferred		Capital - Series C	Common Stock		Paid-In Capital -	Subscription	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	Receivable	Deficit	Total

Balance - December 31, 2024	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	440,873,806	$440,874	$77,719,143	$(1,500)	$(85,361,229)	$2,147,247

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	12,500,000	12,500	1,487,500	-	-	1,500,000
Services	-	-	-	-	-	-	-	-	-	38,422	38	4,650	-	-	4,688
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	-	-	-	1,500	-	1,500
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	6,250	-	-	6,250
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	361,500	-	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(834,696)	(834,696)

Balance - March 31, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	453,412,228	$453,412	$79,579,043	$-	$(86,195,925)	$3,186,489

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	41,778	42	4,645	-	-	4,687
Vested RSUs	-	-	-	-	-	-	-	-	-	350,000	350	(350)	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	133,435	-	-	133,435
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(645,513)	(645,513)

Balance - June 30, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	453,804,006	$453,804	$79,716,773	$-	$(86,841,438)	$2,679,098

Balance - December 31, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	455,494,238	$455,494	$80,282,633	$-	$(88,427,246)	$1,660,840

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	19,200,000	19,200	1,516,800	-	-	1,536,000
Services	-	-	-	-	-	-	-	-	-	196,370	197	16,490	-	-	16,687
Exercise/Exchange of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	7,950,000	7,950	643,678	-	-	651,628
Vested RSUs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	17,000	-	-	17,000
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,184,845)	(1,184,845)

Balance - March 31, 2026	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	482,840,608	$482,841	$82,476,601	$-	$(89,612,091)	$2,697,310

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	8,000,000	8,000	632,000	-	-	640,000
Services	-	-	-	-	-	-	-	-	-	573,752	573	41,121	-	-	41,694
Exercise/Exchange of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	2,800,000	2,800	193,200	-	-	196,000
Vested RSUs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	10,800	-	-	10,800
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(830,189)	(830,189)

Balance - June 30, 2026	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	494,214,360	$494,214	$83,353,722	$-	$(90,442,280)	$2,755,615

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	2026	2025
CASH FLOW FROM OPERATING ACTIVIITES
Net loss	$(2,015,034)	$(1,480,209)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,319	-
Common stock, stock options and warrants for services	58,381	9,375
RSUs issued for services	-	494,935
Loss on issuance of shares and warrant exchange	847,628	-
Changes in assets and liabilities
Accounts receivable	6,681	(2,944)
Inventory	830	(62,961)
Prepaid expenses and other assets	(19,918)	(28,153)
Accounts payable and accrued expenses	(71,670)	10,249
Operating lease expense	13,342	-
Total adjustments	845,593	420,501

Net cash (used in) operating activities	(1,169,441)	(1,059,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(245,744)	-
Net cash (used in) investing activities	(245,744)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of lease liability	(11,118)	-
Exercise of warrants	-	1,500
Proceeds from common stock and warrants	2,203,800	1,506,250
Net cash provided by financing activities	2,192,682	1,507,750

NET INCREASE IN CASH	777,497	448,042

CASH - BEGINNING OF PERIOD	1,558,525	2,212,548

CASH - END OF PERIOD	$2,336,022	$2,660,590

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2026 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

Vivos Inc. (the “Company,” “we,” “us,” “our”) is a radiation oncology medical device company engaged in the development of its yttrium-90 (“Y-90”) based precision radionuclide therapy device, RadioGel®, for the treatment of non-resectable tumors, now trademarked as Precision Radionuclide Therapy™. A prominent team of radiochemists, scientists, and engineers, collaborating with strategic partners, including national laboratories, universities, and private corporations, lead the Company’s development efforts. The Company’s overall vision is to globally empower physicians, medical researchers, and patients by providing them with new isotope technologies that offer safe and effective treatments for cancer.

In 2013, the United States Food and Drug Administration (“FDA”) issued the determination that RadioGel® is a device for human therapy for non-resectable cancers in humans. This should result in a faster path than a drug for final approval.

In January 2018, the Center for Veterinary Medicine Product Classification Group ruled that RadioGel® should be classified as a device for animal therapy of feline sarcomas and canine soft tissue sarcomas. Additionally, after a legal review, the Company believes that the device classification obtained from the FDA Center for Veterinary Medicine is not limited to canine and feline sarcomas but rather may be extended to a much broader population of veterinary cancers, including all or most solid tumors in animals. We expect the result of such classification and label review will be that no additional regulatory approvals are necessary for the use of IsoPet® for the treatment of solid tumors in animals. The FDA does not have premarket authority over devices with a veterinary classification, and the manufacturers are responsible for assuring that the product is safe, effective, properly labeled, and otherwise in compliance with all applicable laws and regulations.

Based on the FDA’s recommendation, RadioGel® is being marketed as “IsoPet®” for use by veterinarians to avoid any confusion between animal and human therapy. The Company already has trademark protection for the “IsoPet®” name. IsoPet® and RadioGel® are used synonymously throughout this document. The only distinction between IsoPet® and RadioGel® is the FDA’s recommendation that we use “IsoPet®” for veterinarian usage, and reserve “RadioGel®” for human therapy. Historically, the Company’s primary focus was on the development and marketing of IsoPet® for animal therapy, through the Company’s IsoPet® Solutions division. Over the last four years, much effort has been directed to completing the testing required to obtain FDA approval for an Investigational Device Exemption and to obtain approval for clinical trials in India.

The Company’s IsoPet® solutions division was established in May 2016 to focus on the veterinary oncology market, namely engagement of university veterinarian hospitals to develop detailed therapy procedures to treat animal tumors and ultimately use of the technology in private clinics. In January 2025 the Company restructured and aligned its internal resources and focused efforts to align with animal therapy, human therapy, and recently other applications of its patented technologies.

We refer you to Item 2– Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for more information about our business.

On September 17, 2025, the Board of Directors of the Company approved the creation of Vivos Scientific India LLP (“Vivos India” or the “LLP”), a wholly owned separate legal entity in India. Vivos India expands the Company’s strategic initiatives, with the objective of establishing a manufacturing center, expanding human therapies and pursuing commercialization of therapies in India. In addition, we will generate additional human trial data to support our process with the Food and Drug Administration (“FDA”). Vivos India was established on October 1, 2025 (deemed to have commenced on October 15, 2025). Pursuant to the LLP dated as of November 18, 2025, ownership of Vivos India is held jointly by Michael Korenko, the Company’s CEO, and Sandip Bali, a consultant of the Company based in India. Since the Company will be the sole source of funding for Vivos India and the Company will control the activities of Vivos India, the Company has consolidated this entity as a variable interest entity in accordance with ASC 810. Additionally, the business of the LLP is the research and development of the patents held by the Company in India pursuant to the Product Transfer and License Deed entered into November 18, 2025. It is not anticipated that this entity will incur revenues in the near term.

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

Financing and Strategy

In November 2019, the SEC qualified the Company’s offering of its Common Stock, under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”) (“Regulation A”), which offering was amended from time to time thereafter (the “2019 Regulation A+ Offering”). In September 2021, the SEC qualified the Company’s offering of Common Stock under Regulation A, which was amended from time to time thereafter (the “2021 Regulation A Offering”). On July 17, 2024, the SEC qualified the Company’s offering under Regulation A to offer up to $60,000,000 shares of its Common Stock (the “July 2024 Regulation A+ Offering” and, together with the 2019 Regulation A+ Offering and the 2021 Regulation A Offering, the “Regulation A+ Offerings”). The Company filed with the SEC an offering statement on Form 1-A (including a preliminary offering circular dated February 13, 2026, amended March 4, 2026) under Regulation A for the offering of up to $75.0 million of shares of its Common Stock, which offering was qualified by the SEC as of March 5, 2026 (the “2026 Regulation A+ Offering” and, together with the 2019 Regulation A+ Offering, 2021 Regulation A Offering, and July 2024 Regulation A+ Offering, the “Regulation A+ Offerings”).

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

Long-term, the Company intends to consider resuming research efforts with respect to other products and technologies intended to help improve the diagnosis and treatment of cancer and other illnesses. These long-term goals are subject to the Company: (i) receiving adequate funding; (ii) receiving regulatory approval for RadioGel® and other brachytherapy products; and (iii) being able to successfully commercialize its brachytherapy products.

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

As of June 30, 2026, the Company had $2,336,022 of cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash is insufficient to cover the fixed and variable obligations of the Company.

The Company anticipates using additional proceeds from the March 2026 Regulation A+ Offering as follows:

For the animal therapy market:

●	expand marketing and educational outreach through the Company’s website, social media channels, industry conferences, and scientific journals to increase the number of certified veterinary clinics and equine therapy providers, as well as the number of treated patients;
●	implement regional referral programs to drive higher patient volumes at each existing certified clinic by facilitating referrals from surrounding veterinary practices;
●	expand clinical data and scientific literature supporting IsoPet® to drive broader veterinary adoption;
●	provide subsidized IsoPet® therapies in exchange for published case data and clinical outcomes;
●	present an accepted abstract on tumor margin treatments at the American College of Veterinary Surgeons (ACVS) in 2026;
●	ship product from the Company’s new in-house production facility in Washington State, supported by the recently received Washington State Radioactive Materials License; and
●	strategically increase pricing as the Company closes the gap toward profitability.

For the human market:

●	enhance the pedigree and documentation of the Company’s Quality Management System (QMS) to strengthen compliance with FDA Good Manufacturing Practices (GMP) and support regulatory submissions;
●	construct and validate two new production facilities—one domestic facility (at the Applied Process Engineering Laboratory in Richland, Washington) where the Company will serve as the manufacturer of record, and one international facility—to secure scalable, compliant manufacturing capacity for RadioGel®
●	Fund and advance human clinical studies, including the FDA-approved Early Feasibility Investigational Device Exemption (IDE) that enables initiation of the first-in-human U.S. feasibility study for RadioGel®;
●	Precision Radionuclide Therapy™ (targeting non-resectable papillary thyroid carcinoma at Mayo Clinic in Jacksonville, FL, with initial enrollment of five patients), as well as ongoing/planned studies in India through Vivos Scientific India LLP, building on the FDA’s Breakthrough Device Designation to accelerate development;
●	seek partnerships in additional countries to expand clinical trials, increase the clinical data portfolio, and support an eventual Premarket Authorization (PMA) submission to the FDA as well as market authorizations in other strategic international markets.

Research and development of the Company’s Precision Radionuclide Therapy™ product line has been funded primarily with proceeds from the sale of equity and debt securities, including prior Regulation A+ Offerings. The Company requires additional funding of approximately $3.0 million annually to maintain its current level of operating activities. The Company continues to make progress with its IsoPet® animal therapy division, narrowing the profitability gap with the goal of eventually operating it as a self-sustaining, standalone business. Over the next 36 months, the Company believes it will require approximately $9.0 million in additional capital to: (i) fund the FDA approval process and related activities to conduct human clinical trials; (ii) conduct Phase I, pilot, and other clinical trials; (iii) activate several regional clinics to administer IsoPet® across the United States; (iv) create an independent production center within the current production site to serve as a template for future international manufacturing; and (v) initiate regulatory approval processes outside of the United States.

Proceeds raised from previous Regulation A+ Offerings have been used to fund these development efforts and proceeds from the March 2026 Regulation A+ Offering will be used to continue such development.

The continued deployment of Precision Radionuclide Therapy™ products and the Company’s worldwide regulatory approval efforts will require additional resources and personnel. The principal variables in the timing and amount of spending over the next 12 to 24 months will be the progress and results of the Company’s FDA-approved Early Feasibility IDE for the first-in-human U.S. clinical study (initiated at Mayo Clinic in Jacksonville, FL for non-resectable papillary thyroid carcinoma), along with ongoing/planned studies in India, the execution of subsequent pivotal trials, any requirements for additional studies, and broader international regulatory submissions.

Thereafter, the principal variables affecting the Company’s spending and financing requirements will be the timing of regulatory approvals and the nature of arrangements with third parties for manufacturing, sales, distribution, and licensing, as well as the commercial success of the products in the United States and other markets. The Company intends to fund its future activities through a combination of strategic transactions, such as licensing and partnership agreements, and proceeds from Regulation A+ Offerings and the IsoPet® division.

Consolidation

The Company has a relationship with Vivos Scientific India LLP (“VSIL”), which is considered a variable interest entity (VIE) under the guidance in ASC 810, Consolidations. A VIE is an entity in which the equity investors do not have sufficient equity investment at risk or lack the characteristics of a controlling financial interest. The Company evaluates its interests in such entities to determine whether it is the primary beneficiary and therefore required to consolidate the VIE in its financial statements.

The Company has determined that it is the primary beneficiary of VSIL because it has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Accordingly, the assets, liabilities, and results of operations of VSIL will be included in the Company’s consolidated financial statements. All intercompany activity will be eliminated in consolidation. As of June 30, 2026, the Company is still waiting on regulatory approval in India to commence operations.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2026 and December 31, 2025, the balances reported for cash, prepaid expense, accounts receivable, accounts payable, and accrued expense, approximate the fair value because of their short maturity.

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

Fixed Assets

Fixed assets are recorded at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the balance sheet accounts, and the resultant gain or loss is reflected in income.

Depreciation is provided using the straight-line method, based on useful lives of the assets which is five years.

The Company reviews the carrying value of its fixed assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized as equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the way the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Patents and Intellectual Property

While patents are being developed or pending, they are not being amortized. Management has estimated the useful life of the patents to be ten years. Amortization will begin on a straight-line basis over this 10-year period once the patents have been issued and the Company begins utilization of the patents through production and sales that generate revenue.

The Company evaluates the recoverability of intangible assets, including patents and intellectual property on a continual basis. Several factors are used to evaluate intangibles, including, but not limited to, management’s plans for future operations, recent operating results and projected and expected undiscounted future cash flows.

There have been no such capitalized costs in the periods ended June 30, 2026 and December 31, 2025, respectively. However, a patent was filed by Michael Korenko and David Swanberg on July 1, 2019 (No. 1811.191) and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The guidance introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method.

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

The following table disaggregates the Company’s revenue by major source for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Revenue:
Services - Treatments	$-	$85,725
IsoPet®	152,775	9,360
Certification	-	29,983
Service	2,500	-
Freight	4,200	700
Polymer	3,168	-
Discount - Services	-	(69,665)
Discount - IsoPet®	(90,175)	(4,360)
Discount - Certifications	-	(9,995)
	$72,468	$41,748

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Revenue:
Services - Treatments	$-	$19,530
IsoPet®	81,795	9,360
Certification	-	-
Services	2,500	-
Freight	2,100	700
Polymer	-	-
Discount - Services	-	(10,230)
Discount - IsoPet®	(49,995)	(4,360)
Discount - Certifications	-	-
	$36,400	$15,000

Inventory

Since the Company is selling a tangible good (IsoPet®, which is considered a medical device) for the use in treatments, this is considered inventory as it is awaiting consumption into the final product. Inventory is valued at the lower of cost or net realizable value. Management evaluates quantities on hand and physical condition as these characteristics may be impacted by anticipated customer demand for current products. Inventory as of June 30, 2026 amounts to $56,427. The Company did not hold inventory until February 2025.

The Company purchases materials from two vendors that each ship to a third vendor who assembles the materials into a finished product which is then shipped to the clinics for use in the treatments being performed. This vendor who completes the process is charged a fixed fee which is directly charged to the cost of sales. The only inventory not maintained by the Company is held at the vendor who assembles the product.

There have been no write-downs of inventory as of June 30, 2026, and the Company evaluates the inventory monthly for obsolescence. The Company from time to time will write off items for spoilage when the need arises in the normal course of business.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to holders of our Common Stock (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period and does not include the impact of any potentially dilutive Common Stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended June 30, 2026 and 2025, the basic earnings per share equals the diluted earnings per share.

The following represent Common Stock equivalents that could be dilutive in the future as June 30, 2026 and December 31, 2025, which include the following:

	June 30, 2026	December 31, 2025
Preferred stock	7,409,570	7,409,570
Restricted stock units	56,150,000	56,150,000
Common stock options	2,252,809	2,252,809
Common stock warrants	33,165,000	16,115,000
Total potential dilutive securities	98,977,379	81,927,379

Research and Development Costs

Research and development costs, including salaries, research materials, administrative expense and contractor fees, are charged to operations as incurred. The cost of equipment used in research and development activities, which have alternative uses, is capitalized as part of fixed assets and not treated as an expense in the period acquired. Depreciation of capitalized equipment used to perform research and development is classified as research and development expense in the year computed.

The Company incurred $87,105 and $227,246 in research and development costs for the six months ended June 30, 2026 and 2025, respectively, all of which were recorded in the Company’s operating expense noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the six months ended June 30, 2026 and 2025, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of June 30, 2026 and December 31, 2025.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the periods ended June 30, 2026 and 2025. The Company did not have any deferred tax liability or asset on its balance sheets as of June 30, 2026 and December 31, 2025.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the periods ended June 30, 2026 and 2025, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Stock-Based Compensation

The Company recognizes compensation costs under FASB ASC Topic 718, Compensation – Stock Compensation and ASU 2018-07. Companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Segment Reporting

The Company follows the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”) for its segment reporting. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The Company has not yet begun generating significant revenue from its planned principal operations and operates as a single reportable segment. The revenue associated with the services that the clinics perform by way of treatments and the licensure of these clinics are not considered two distinct segments for the periods ended June 30, 2026 and 2025, respectively. The benefit the clinics get by being licensed will assist in increased revenues associated with the treatments being administered. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. With the formation of the VIE, Vivos India, and the fact that this is consolidated for financial reporting purposes, the activities of Vivos India are a defined segment for geographical purposes. As of June 30, 2026, the Company is still waiting on regulatory approval in India to commence operations. All of the Company’s long-lived assets as of June 30, 2026 are located in the United States.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2: RELATED PARTY TRANSACTIONS

In February 2026, our Chief Executive Officer advanced $5,350 to the Company, which amount was repaid within six days.

NOTE 3: FIXED ASSETS

As of June 30, 2026 and December 31, 2025, the Company has the following fixed assets:

	June 30, 2026	December 31, 2025
Production equipment – 5 year-life	$101,199	$101,199
Office equipment – 5 year-life	1,986	1,986
Equipment in progress	245,744	-
Accumulated depreciation	(10,693)	(374)
	$338,236	$102,811

Depreciation expense for the six months ended June 30, 2026 and 2025 was $10,319 and $0.

NOTE 4: STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 950,000,000 shares of Common Stock. As of June 30, 2026 and December 31, 2025, there are 494,214,360 and 455,494,238 shares of Common Stock issued and outstanding, respectively.

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

Series A Convertible Preferred Stock

On June 30, 2015, a certificate of designations was filed with the Delaware Secretary of State to designate 2,500,000 shares of the Company’s Preferred Stock as Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) (the “Series A COD”). Effective March 31, 2016, the Company amended the Series A COD, increasing the maximum number of shares of Series A Preferred from 2,500,000 shares to 5,000,000 shares. As of June 30, 2026 and December 31, 2025, there are 2,071,007 shares of Series A Preferred issued and outstanding, respectively.

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

Series B Convertible Preferred Stock

On October 10, 2018, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) (the “Series B COD”). As of June 30, 2026 and December 31, 2025, there are 363 shares of Series B Preferred issued and outstanding, respectively.

The following summarizes the current rights and preferences of the Series B Preferred:

●	Liquidation Preference. The Series B Preferred has a liquidation preference of $1.00 per share.

●	Dividends. Shares of Series B Preferred do not have any separate dividend rights.

●	Conversion. Subject to certain limitations set forth in the Series B COD, each share of Series B Convertible is convertible, at the option of the holder, into that number of shares of Common Stock (the “Series B Conversion Shares”) equal to the liquidation preference thereof, divided by the Conversion Price (as such term is defined in the Series B COD), currently $0.08.

●	Redemption. Subject to certain conditions set forth in the Series B COD, in the event of a Change of Control (defined in the Series B COD), or at such as a third party not affiliated with the Company or any holders of the Series B Convertible shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent (50%) of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series B Preferred in cash at a price per share of Series B Preferred equal to 100% of the Liquidation Preference.

●	Voting Rights. Holders of Series B Preferred are entitled to vote on all matters, together with the holders of Common Stock, and have the equivalent of two votes for every Series B Conversion Share issuable upon conversion of such holder’s outstanding shares of Series B Preferred. However, the Series B Conversion Shares, when issued, will have the same voting rights as other issued and outstanding shares of Common Stock of the Company, and none of the rights of the Series A Preferred.

●	Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series B Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series B Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

●	Certain Price and Share Adjustments.

○	(a) Stock Dividends and Stock Splits. If the Company (i) pays a stock dividend or otherwise makes a distribution or distributions payable in shares of Common Stock on shares of Common Stock or any other Common Stock equivalents; (ii) subdivides outstanding shares of Common Stock into a larger number of shares; (iii) combines (including by way of a reverse stock split) outstanding shares of Common Stock into a smaller number of shares; or (iv) issues, in the event of a reclassification of shares of the Common Stock, any shares of capital stock of the Company, then the conversion price shall be adjusted accordingly.

○	(b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the Common Stock is converted into or exchanged for securities, cash or other property than each share of Series B Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of Common Stock issuable upon conversion of one share of Series B Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

On December 16, 2024, 200,000 Series B Preferred shares were converted into 2,500,000 shares of Common Stock. There were no conversions in 2026 and 2025.

Series C Convertible Preferred Stock

On March 27, 2019, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”) (the “Series C COD”). As of June 30, 2026 and December 31, 2025, there were 385,302 shares of Series C Preferred issued and outstanding, respectively.

The following summarizes the current rights and preferences of the Series C Preferred:

●	Liquidation Preference. The Series C Preferred has a liquidation preference of $1.00 per share.

●	Dividends. Shares of Series C Preferred do not have any separate dividend rights.

●	Conversion. Subject to certain limitations set forth in the Series C COD, each share of Series C Preferred is convertible, at the option of the holder, into that number of shares of Common Stock (the “Series C Conversion Shares”) equal to the liquidation preference thereof, divided by Conversion Price (as such term is defined in the Series C COD), currently $0.08.

○	The Series C Preferred will only be convertible at any time after the date that the Company shall have amended its Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder or effect a reverse stock split of the outstanding shares of Common Stock by a sufficient amount to permit the conversion of all Series C Preferred into shares of Common Stock (“Authorized Share Approval”) (such date, the “Initial Convertibility Date”), each share of Series C Preferred shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock on the terms and conditions set forth in the Series C COD under the definition “Conversion Rights”.

●	Redemption. Subject to certain conditions set forth in the Series C COD, in the event of a Change of Control (defined in the Series C COD), or at such time as a third party not affiliated with the Company or any holders of the Series C Preferred shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent (50%) of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series C Preferred in cash at a price per share of Series C Preferred equal to 100% of the Liquidation Preference.

●	Voting Rights. Holders of Series C Preferred are entitled to vote on all matters, together with the holders of Common Stock, and have the equivalent of twenty-five votes for every Series C Conversion Share issuable upon conversion of such holder’s outstanding shares of Series C Preferred. However, the Series C Conversion Shares, when issued, will have the same voting rights as other issued and outstanding shares of Common Stock of the Company, and none of the rights of the Series C Preferred.

●	Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series C Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series C Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series C Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

●	Certain Price and Share Adjustments.

○	(a) Stock Dividends and Stock Splits. If the Company (i) pays a stock dividend or otherwise makes a distribution or distributions payable in shares of Common Stock on shares of Common Stock or any other Common Stock equivalents; (ii) subdivides outstanding shares of Common Stock into a larger number of shares; (iii) combines (including by way of a reverse stock split) outstanding shares of Common Stock into a smaller number of shares; or (iv) issues, in the event of a reclassification of shares of the Common Stock, any shares of capital stock of the Company, then the conversion price shall be adjusted accordingly.

○	(b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the Common Stock is converted into or exchanged for securities, cash or other property than each share of Series C Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of Common Stock issuable upon conversion of one share of Series C Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

Common and Preferred Stock Issuances

Common and Preferred Stock Issuances – Six Months Ended June 30, 2026

In January 2026, the Company issued 44,118 shares of Common Stock for services valued at $3,000.

In March 2026, the Company issued 19,200,000 shares of Common Stock pursuant to the Regulation A+ Offering, and 17,000,000 warrants for cash proceeds of $1,553,000.

In March 2026, the Company issued 7,950,000 shares of Common Stock in exchange for 7,950,000 warrants. The Company recognized a loss of $651,628 in the exchange.

In March 2026, the Company issued 152,252 shares of Common Stock for services valued at $13,687.

In April 2026, the Company issued 8,000,000 shares of Common Stock pursuant to the Regulation A+ Offering, and 10,800,000 warrants for cash proceeds of $650,800.

In April 2026, the Company issued 2,800,000 shares of Common Stock in exchange for 2,800,000 warrants. The Company recognized a loss of $196,000 in the exchange.

In April 2026, the Company issued 250,000 shares of Common Stock for services valued at $21,100.

In May 2026, the Company issued 100,000 shares of Common Stock for services valued at $6,900.

In June 2026, the Company issued 223,752 shares of Common Stock for services valued at $13,694.

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

NOTE 5: COMMON STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Common Stock Options

The Company recognizes in the financial statements compensation related to all stock-based awards, including stock options and warrants, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expenses only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock options:

	Options Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Six Months Ended June 30, 2025

Outstanding at January 1, 2025	2,252,809	$0.024-0.04	4.70 years	$174,855	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at June 30, 2025	2,252,809	$0.024-0.04	4.20 years	$168,773	$0.04
Exercisable at June 30, 2025	2,252,809	$0.024-0.04	4.20 years	$168,773	$0.04

Six Months Ended June 30, 2026

Outstanding at January 1, 2026	2,252,809	$0.024-0.04	3.70 years	$71,226	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at June 30, 2026	2,252,809	$0.024-0.04	3.20 years	$53,880	$0.04
Exercisable at June 30, 2026	2,252,809	$0.024-0.04	3.20 years	$53,880	$0.04

During the six months ended June 30, 2026 and 2025, the Company recognized $0 of stock-based compensation expenses related to the vesting of stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Six Months Ended June 30, 2025

Outstanding at January 1, 2025	11,465,000	$0.13	3 years	$123,690	$0.0827
Granted	6,250,000	$0.15	-	$-	$-

Exercised	-	$-	-	$-	$-
Exchanged	-	$-	-	$-	$-

Outstanding at June 30, 2025	17,715,000	$0.075-0.15	2.68 years	$115,320	$0.13
Exercisable at June 30, 2025	17,715,000	$0.075-0.15	2.68 years	$115,320	$0.13

Six Months Ended June 30, 2026

Outstanding at January 1, 2026	16,115,000	$0.075-0.15	2.20 years	$-	$0.143
Granted	27,800,000	$0.075	-	$-	$-
Redeemed	-	$-	-	$-	$-
Exercised	-	$-	-	$-	$-
Exchanged	(10,750,000)	$-	-	$-	$-
Expired/cancelled	-	$-	-	$-	$-
Outstanding at June 30, 2026	33,165,000	$0.075-0.15	3.27 years	$-	$0.0805
Exercisable at June 30, 2026	33,165,000	$0.075-0.15	3.27 years	$-	$0.0805

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

The Company granted 6,250,000 warrants in February 2025, with an exercise price of $0.15 that expire June 30, 2028.

The Company granted 17,000,000 warrants in March 2026, with an exercise price of $0.075 that expire December 31, 2029. The Company exchanged 7,950,000 warrants into 7,950,000 shares of Common Stock, and repriced 1,450,000 warrants from $0.15 to $0.075 and extended the expiration date to December 31, 2029. The Company recorded a loss of $651,628 in these exchanges. In April 2026, the Company exchanged 2,800,000 warrants into 2,800,000 shares of Common Stock, and granted 10,800,000 warrants, with an exercise price of $0.075 that expire December 31, 2029.

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number Of Shares	Weighted Average Grant Date Fair Value
Six Months Ended June 30, 2025

Outstanding at January 1, 2025	11,825,000	$0.08
Granted	1,650,000	$0.13
Vested	(6,150,000)	$-
Forfeited	-	$-
Outstanding at June 30, 2025	7,325,000	$0.09

Six Months Ended June 30, 2026

Outstanding at January 1, 2026	900,000	$0.09
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Outstanding at June 30, 2026	900,000	$0.09

During the six months ended June 30, 2026 and 2025, the Company recognized $0 and $494,935 in expenses related to the vesting of its restricted stock units. As of June 30, 2026, the Company had $121,170 worth of expenses yet to be recognized for restricted stock units not yet vested.

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

As of June 30, 2026, the value of the unamortized lease right of use asset was $97,361. As of June 30, 2026, the Company’s lease liability was $103,153.

Maturity of lease liability for the operating lease for the period ended March 31,
2027	$33,221
2028	$33,460
2029	$33,460
2030	$11,153
Imputed interest	$(8,141)
Total lease liability	$103,153

Disclosed as:
Current portion	$29,171
Non-current portion	$73,982

Amortization of the right of use asset for the period ended June 30, 2027	$27,600
2028	$28,950
2029	$30,364
2030	$10,447

Total	$97,361

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Six Months ended June 30, 2026	Six Months ended June 30, 2025

Operating lease expense	$13,342	$-

NOTE 7: CONCENTRATIONS

Seven and three customers accounted for all of the revenues, with four and three customers accounting for more than 10% of total revenue. As of June 30, 2026 and December 31, 2025, three and six customers represented 100% of the Company’s accounts receivable, of which three and three customers represented greater than 10% of the total outstanding.

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

Under the terms of the Employment Agreement effective January 1, 2026, the Company shall pay to Dr. Korenko a base compensation of $325,000. In addition, Dr. Korenko is entitled to a discretionary bonus to be earned in the amount of $12,000 per quarter upon the satisfaction of conditions to be determined by the Board of Directors of the Company. In addition, the Company granted Dr. Korenko 20,000,000 restricted stock units on January 1, 2026 that vest over the two-year period. These restricted stock units have not been issued as of yet as the Company is working on a new Omnibus plan to be approved by the shareholders.

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report and there were no items noted to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for statements of historical fact, certain information described in this Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Vivos Inc. believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Quarterly Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2026, as well as other cautionary language in this Quarterly Report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

Business Overview

Vivos Inc. (the “Company,” “we,” “us,” or “our”) is a radiation oncology medical device company focused on the development of its yttrium-90 (“Y-90”) based precision radionuclide therapy devices. These include RadioGel® Precision Radionuclide Therapy™ for the treatment of solid tumors and positive surgical margins in humans, and IsoPet® for the treatment of solid tumors and positive surgical margins in animals. The Company also sells PLGA-g-PEG polymers and PrecisionGel™, a hydrogel polymer platform designed for the delivery of active pharmaceutical ingredients and therapeutic agents.

In 2013, the United States Food and Drug Administration (“FDA”) issued the determination that RadioGel® is a device for human therapy for non-resectable cancers. In January 2018, the FDA Center for Veterinary Medicine classified IsoPet® (formerly RadioGel®) as a medical device for veterinary use. As a result, veterinary medical devices do not require premarket approval or notification for commercial distribution in the United States, provided the product is safe, effective, properly labeled, and compliant with applicable regulations. The Company markets RadioGel® as IsoPet® for veterinary use to distinguish it from the human therapy product.

The Company’s IsoPet® Solutions division was established in May 2016 to focus on the veterinary oncology market. The Company has collaborated with multiple university veterinary hospitals and national laboratories on IsoPet®/RadioGel® testing and development, including Washington State University, Colorado State University, the University of Missouri, and Johns Hopkins University. These studies demonstrated that the Y-90 particles remain localized at the injection site with minimal distribution to surrounding tissues.

Commencing in July 2019, the Company recognized its first commercial sale of IsoPet®. Since that time, IsoPet® has been used to treat solid tumors and positive surgical margins in companion animals.

RadioGel® is an injectable yttrium-90 (Y-90) particle-gel designed for precision radionuclide therapy. It consists of a hydrogel that is liquid at room temperature and gels upon reaching body temperature after injection into a tumor. The hydrogel contains small Y-90 phosphate particles that become locked in place, delivering localized beta radiation to the target tissue while minimizing exposure to surrounding healthy tissue. The Y-90 isotope has a half-life of 2.7 days.

In 2021, the Company modified the proposed indication for use for RadioGel® to focus on solid tumors pathologically associated with locoregional and recurrent papillary thyroid carcinoma, including metastatic lymph nodes or extranodal disease, in patients who are not surgical candidates or who have declined surgery.

In the third quarter ended September 30, 2025, the Company strengthened its leadership team with the appointment of Brad Allan Weeks as President (effective September 1, 2025) and David J. Swanberg as Chief Operating Officer (effective September 15, 2025).

Strategic Initiatives

●	FDA Regulatory Pathway (IDE): Received U.S. FDA approval of the Early Feasibility Investigational Device Exemption (IDE) in July 2026 for the first-in-human clinical feasibility study of RadioGel® Precision Radionuclide Therapy™. The study will be conducted at Mayo Clinic in Jacksonville, FL, targeting patients with non-resectable papillary thyroid carcinoma (initial enrollment of five patients). This milestone builds on the FDA’s Breakthrough Device Designation and enables advancement toward pivotal trials.
●	Human Therapy Development in India: Advancing clinical activities and pursuing expanded regulatory clearances through the Drugs Controller General of India (DCGI) to support additional patient treatments and data generation for both Indian and U.S. regulatory efforts.
●	International Operations - Vivos Scientific India LLP: Leveraging the recently established wholly owned subsidiary in India to support manufacturing, clinical, and commercialization initiatives for both human and veterinary applications.
●	Animal Therapy (IsoPet®) Expansion: Continuing to grow the U.S. certified clinic network and administered therapies while exploring opportunities to introduce IsoPet® in international markets.
●	Manufacturing and Supply Chain – Domestic Facility: Received the Radioactive Handling License from the State of Washington for the new in-house production facility at the Applied Process Engineering Laboratory (APEL).
●	Manufacturing and Supply Chain – International Facility: Establishing an international production facility in India to support ongoing clinical trials and commercialization efforts.
●	Product Pipeline Expansion: Evaluating broader indications for use and potential alternate isotopes to complement the current Y-90 platform, supported by ongoing preclinical and clinical data collection.
●	Polymer Platform (PrecisionGel™): Developing commercial opportunities for the Company’s hydrogel technology through sales, partnerships, and potential non-oncology applications
●	Development of Duncan ChillerTM: Convert the Vivos Peltier Chiller® to a model that can be used at laboratories across the world.
●	Enhanced Publications: Accelerate publications on animal studies, human therapies, animal therapies, and PrecisionGel™ characteristics.

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

Trademark Protection continues to expand globally, now covering registrations and applications in 17 countries (with ongoing efforts to broaden this footprint):

The Company owns applications/registrations for the following key marks:

○	ISOPET®
○	RADIOGEL®
○	ALPHA-GEL™
○	BETA-GEL™
○	GAMMA-GEL™
○	PRECISION RADIONUCLIDE THERAPY™
○	PRECISIONGEL™
○	Peltier Chiller©
○	Duncan Chiller™

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

Cumulative proceeds from these offerings have supported critical advancements, including Breakthrough Device designation (December 2023), U.S. FDA approval of the Early Feasibility Investigational Device Exemption (IDE) in July 2026, international human therapy data generation in India, manufacturing diversification (new domestic facility at APEL in Richland, WA, and international site through Vivos Scientific India LLP (VSIL)), leadership enhancements, intellectual property expansion (e.g., U.S. Patent No. 12,521,452 B2 issued January 13, 2026, and additional provisional filings), and substantial growth in the IsoPet® Animal Therapy Division (1,200% year-over-year increase in administered therapies from 2024 to 2025).

Upon successful qualification, the 2026 Regulation A+ Offering would provide expanded capacity for equity fundraising to further advance RadioGel® human therapy development (including initiation of the FDA-approved Early Feasibility IDE study at Mayo Clinic in Jacksonville, FL targeting non-resectable papillary thyroid carcinoma), scale IsoPet® commercialization (targeting breakeven in the Animal Therapy Division in 2026), support VSIL initiatives for local manufacturing and clinical trials in India, mitigate single-site production risks through multi-facility operations (targeted for 2026 readiness), and pursue broader global access to the Precision Radionuclide Therapy™ platform in both human and veterinary oncology. The Company continues to monitor cash needs closely and explore additional financing avenues as it progresses toward regulatory milestones and operational profitability.

Following receipt of required regulatory approvals (including the FDA’s July 2026 IDE approval for human trials) and necessary financing to support working capital and expansion, the Company plans to transition to greater operational control over key aspects of its supply chain. In the U.S., Vivos is establishing Company-managed production facilities (with Vivos as the manufacturer of record) to produce Y-90 particles, hydrogel mixtures, and patient doses, while continuing to leverage select contract manufacturing during the transition period. This approach aims to enhance supply chain resilience, reduce dependencies, and accommodate growing demand in both RadioGel® (human) and IsoPet® (veterinary) applications. For international markets, the Company is pursuing direct commercialization pathways through subsidiaries such as Vivos Scientific India LLP (VSIL), including local manufacturing and regulatory advancement in India, while remaining open to strategic licensing arrangements, partnerships, or collaborations to accelerate global access and market penetration for its Precision Radionuclide Therapy™ platform.

Long-term, the Company intends to consider resuming research on additional products and technologies to improve cancer diagnosis and treatment (e.g., expanded PRnT™ indications or PrecisionGel™ applications for other therapeutics). These goals depend on:

(i)	securing adequate funding (e.g., via the pending 2026 Regulation A+ Offering or other sources);

(ii)	obtaining regulatory approvals for RadioGel® and related brachytherapy products (including the U.S. FDA’s approval of the Early Feasibility IDE in July 2026, which enables initiation of the first-in-human clinical study at Mayo Clinic in Jacksonville, FL, as well as subsequent pivotal trial approvals); and

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

As of June 30, 2026, the Company had $2,336,022 in cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will be insufficient to cover the fixed and variable obligations of the Company.

The Company anticipates allocating proceeds from the Regulation A+ Offerings (including the pending 2026 Regulation A+ Offering) primarily to advance its core Precision Radionuclide Therapy™ (PRnT™) platform across both veterinary and human applications, while supporting operational growth, regulatory progress, and manufacturing enhancements.

For the Animal Therapy Market (IsoPet®):

●	Expand marketing and educational outreach through the Company’s website, social media channels, industry conferences, and scientific journals to increase the number of certified veterinary clinics and equine therapy providers, as well as the number of treated patients;
●	Implement regional referral programs to drive higher patient volumes at each existing certified clinic by facilitating referrals from surrounding veterinary practices.
●	Expand clinical data and scientific literature supporting IsoPet® to drive broader veterinary adoption;
●	Provide subsidized IsoPet® therapies in exchange for published case data and clinical outcomes;
●	Present an accepted abstract on tumor margin treatments at the American College of Veterinary Surgeons (ACVS) in 2026;
●	Ship product from the Company’s new in-house production facility in Washington State, supported by the recently received Washington State Radioactive Materials License; and
●	Strategically increase pricing as the Company closes the gap toward profitability

For the Human Market (RadioGel®):

●	Enhance the pedigree and documentation of the Company’s Quality Management System (QMS) to strengthen compliance with FDA Good Manufacturing Practices (GMP) and support regulatory submissions;
●	Construct and validate two new production facilities — one domestic facility (at the Applied Process Engineering Laboratory in Richland, Washington) where the Company will serve as the manufacturer of record, and one international facility — to secure scalable, compliant manufacturing capacity for RadioGel®;
●	Fund and advance human clinical studies, including the U.S. FDA-approved Early Feasibility Investigational Device Exemption (IDE) that enables initiation of the first-in-human feasibility study at Mayo Clinic in Jacksonville, FL (targeting non-resectable papillary thyroid carcinoma, with initial enrollment of five patients), as well as ongoing/planned studies in India through Vivos Scientific India LLP, building on the FDA’s Breakthrough Device Designation to accelerate development;
●	Seek partnerships in additional countries to expand clinical trials, increase the clinical data portfolio, and support an eventual Premarket Authorization (PMA) submission to the FDA as well as market authorizations in other strategic international markets.

These allocations align with the Company’s priorities of continuing to close the profitability gap in the Animal Therapy Division, advancing the now-approved U.S. IDE human feasibility study, diversifying manufacturing, and generating additional clinical data to support global commercialization of RadioGel® and IsoPet®. Actual use may vary based on regulatory timelines, funding levels, and strategic opportunities.

Research and development of the Company’s Precision Radionuclide Therapy™ product line has been funded primarily with proceeds from the sale of equity and debt securities, including prior Regulation A+ Offerings. The Company requires additional funding of approximately $3.0 million annually to maintain its current level of operating activities. The Company continues to make progress with its IsoPet® animal therapy division, narrowing the profitability gap with the goal of eventually operating it as a self-sustaining, standalone business. Over the next 36 months, the Company believes it will require approximately $9.0 million in additional capital to: (i) fund the ongoing FDA-approved human clinical program and related activities; (ii) conduct the Early Feasibility study, subsequent pivotal trials, and other clinical activities; (iii) activate several regional clinics to administer IsoPet® across the United States; (iv) create an independent production center within the current production site to serve as a template for future international manufacturing; and (v) initiate regulatory approval processes outside of the United States.

Proceeds raised from previous Regulation A+ Offerings have been used to fund these development efforts and proceeds from the March 2026 Regulation A+ Offering will be used to continue such development.

The continued deployment of Precision Radionuclide Therapy™ products and the Company’s worldwide regulatory approval efforts will require additional resources and personnel. The principal variables in the timing and amount of spending over the next 12 to 24 months will be the progress, enrollment, and results of the FDA-approved Early Feasibility IDE human feasibility study at Mayo Clinic in Jacksonville, FL, the transition to subsequent pivotal trials, ongoing and planned studies in India through Vivos Scientific India LLP, any additional FDA or international regulatory requirements, and broader clinical and manufacturing scale-up activities.

Thereafter, the principal variables affecting the Company’s spending and financing requirements will be the timing of regulatory approvals and the nature of arrangements with third parties for manufacturing, sales, distribution, and licensing, as well as the commercial success of the products in the United States and other markets. The Company intends to fund its future activities through a combination of strategic transactions, such as licensing and partnership agreements, and proceeds from Regulation A+ Offerings and the IsoPet® division.

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

IsoPet® Animal Division

The Company selected Vista Veterinary Hospital in Kennewick, Washington, as the pilot private clinic for commercial IsoPet® sales. This location has served as a model for process refinement and regulatory compliance. Vista has successfully passed multiple audits by the Washington State Department of Health, and the Company continues to work with the Department to strengthen radioactive materials licensing procedures that can be applied to future clinics. A second veterinarian at Vista has also been certified.

Safety and efficacy data generated from IsoPet® treatments contributed positively to RadioGel® receiving Breakthrough Device Designation from the FDA and to support the Company’s FDA-approved Early Feasibility Investigational Device Exemption (IDE) for the first-in-human clinical study.

As of June 30, 2026, the Company has 17 certified regional clinics nationwide treating feline, canine, equine, and exotic animals.

During 2025, the IsoPet® division achieved a 1,200% year-over-year increase in administered therapies, with more than 100 treatments performed and zero reportable serious adverse events. The Company launched a dedicated website for IsoPet®, staffed multiple industry conferences, and conducted nationwide outreach to support adoption. An abstract on tumor margin treatments using IsoPet® was accepted for presentation at the American College of Veterinary Surgeons (ACVS) conference. The Company is also utilizing data from multiple clinical studies for publication in peer-reviewed journals and will provide additional details as more information becomes available.

The Company continues to see increased patient adoption of IsoPet® therapy, which is driving higher treatment volumes, growing revenue, and expanded shipments. Shipments from the Company’s new in-house production facility in Richland, Washington are expected to commence in the near term. This increased scale is allowing the implementation of operational efficiencies and supporting progress toward narrowing the profitability gap in the Animal Therapy Division.

FDA Regulatory Status- Recent Developments

Human Therapy

In November 2020 the Company submitted a request for a Breakthrough Device Designation. Ultimately, this was denied, but the FDA acknowledged, “The FDA does believe that RadioGel® meets criterion #2a: Device represents breakthrough technology. Your device does meet this criterion because it is a novel application of a precision radionuclide therapy device outside of the liver.” More importantly, the process resulted in a rapid review of our existing data and approach. It led to a redirection of our efforts on writing the Investigational Device Exemptions (“IDEs”) and saved the Company much time in the review of that future application.

Based on advice from the FDA the Company scheduled a Pre-Submission meeting on November 30, 2021 to discuss a draft of an IDE for Early Feasibility Medical Device Clinical Studies, including certain First in Human (“FIH”) Studies. Using this process results in more rapid feedback to prepare the final IDE.

The FDA was supportive and had suggested this Q-Submission path for rapid turnaround and dialog. The Mayo Clinic physicians did an excellent job presenting the need for RadioGel® to treat recurrent thyroid cancer and to answer a range of questions from the new FDA review team. The FDA provided many helpful suggestions on a range of subjects from labeling to dosimetry to the Mayo Clinic protocol for clinical testing, and the need for some additional specific testing. They suggested having another Q-Sub Review and conference call dedicated to the details of the dosimetry calculations.

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

We held another pre-submission meeting with the FDA on October 17, 2022 to obtain detailed feedback on the proposed VX-2/Rabbit Animal Test Plan and to submit the Risk Management Report (“RMR”). The RMR analyzed all hypothetical scenarios and concluded that RadioGel® is inherently safe.

We participated in pre-submission meetings with the FDA on April 10, 2023, and September 29, 2023, to discuss the preliminary results of the VX2 tumor animal study and to obtain feedback on the genotoxicity protocol.

After providing additional information to the FDA on December 18, 2023, the FDA classified us as a Breakthrough device to our proposed Indication for Use.

Since September 2024 the company has been engaged in the sprint process to discuss several FDA comments in detail. There will continue through February 2024, at which time we will re-submit the request for an IDE. In parallel, the Company is working with the Mayo Clinic’s principal investigators to improve the clinical trial protocol for their Institutional Review Board.

In July 2025 we applied for FDA IDE with an application approval containing new India human therapy data. In FDA August 2025 the FDA declined approval based on their detailed questions/concerns. In November 2025 we participated in a Pre-Submission meeting focused on sterilization to address their comments confirming completion of container closure integrity testing and to introduce the Agency to the Company’s enhanced Electron Beam (E-Beam) sterilization process for the RadioGel® hydrogel to determine their reaction and recommendations.

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

The Company received U.S. FDA approval of its Early Feasibility Investigational Device Exemption (IDE) in July 2026, enabling initiation of the first-in-human clinical feasibility study for RadioGel® at Mayo Clinic in Jacksonville, FL. Extensive work with regulatory consultants, integration of human clinical data from India, reformatted pre-clinical information, and strong veterinary safety outcomes from IsoPet® (over 100 therapies with zero reportable serious adverse events) strengthened the submission. This approval, building on the FDA’s Breakthrough Device Designation, positions the Company to advance human clinical trials. This version fully updates the outdated “resubmitted… remains in review” language to reflect the current approved status while maintaining a professional tone suitable for a 10-Q or corporate disclosure.

The Medical Advisory Board (“MAB”) selected 18 applications for RadioGel®, each of which meet the criteria described above. This large number confirms the wide applicability of the device and defines the path for future business growth. The Company’s application establishes a single Indication for Use - treatment of cancerous tissue or solid tumors pathologically associated with locoregional papillary thyroid carcinoma and recurrent papillary thyroid carcinoma.

We anticipate that this initial application will facilitate each subsequent application for additional Indications for Use. After the second Indication for Use, our objective is to apply for a broad Indication for Use which we would target to obtain approval to treat all solid tumors

Radiogel® Device Designation:

In 2014, the Company submitted a presubmission (Q130140) to obtain FDA feedback about the proposed product. The FDA requested that the Company file a request for designation with the Office of Combination Products (RFD130051), which led to the determination that RadioGel® is a device for human therapy for non-resectable cancers, which must be reviewed and ultimately regulated by the Center for Devices and Radiological Health (“CDRH”). The Company then submitted a 510(k) notice for RadioGel® (K133368), which was found Not Substantially Equivalent due to the lack of a suitable predicate, and RadioGel® was assigned to the Class III product code NAW (microspheres). Class III products or devices are generally the highest risk devices and are therefore subject to the highest level of regulatory review, control, and oversight. Class III products or devices must typically be approved by FDA before they are marketed. Class II devices represent lower risk products or devices than Class III and require fewer regulatory controls to provide reasonable assurance of the device’s safety and effectiveness. In contrast, Class I products and devices are deemed to be lower risk than Class I or II, and are therefore subject to the least regulatory controls.

A pre-submission meeting (Q140496) was held with the FDA on June 17, 2014, during which the FDA maintained that RadioGel® should be considered a Class III device and therefore subject to pre-market approval. On December 29, 2014, the Company submitted a de novo petition for RadioGel® (DEN140043). The de novo petition was denied by the FDA on June 1, 2015, with the FDA providing numerous comments and questions. On September 29, 2015, the Company submitted a follow-up pre-submission informational meeting request with the FDA (Q151569). This meeting took place on November 9, 2015, at which time the FDA indicated acceptance of the Company’s applied dosimetry methods and clarified the FDA’s outstanding questions regarding RadioGel®. Following the November 2015 pre-submission meeting, the Company prepared a new pre-submission package to obtain FDA feedback on the proposed testing methods, intended to address the concerns raised by the FDA staff and to address the suitability of RadioGel® for de novo reclassification. This pre-submission package was presented to the FDA in a meeting on August 29, 2017. During the August 2017 meeting, the FDA clarified their position on the remaining pre-clinical testing needed for RadioGel®. Specifically, the FDA addressed proposed dosimetry calculating techniques, dosimetry distribution between injections, hydrogel viscoelastic properties, and the details of the Company’s proposed animal testing.

Product Features

The Company’s Precision Radionuclide Therapy™ platform, including its RadioGel® device (marketed as IsoPet® for veterinary use), utilizes a proprietary injectable hydrogel containing Y-90 phosphate particles for localized treatment of solid tumors. Key attributes include:

●	Delivery of high-dose beta radiation to the tumor with limited penetration, minimizing exposure to surrounding healthy tissue, resulting in an extremely high therapeutic ratio allowing cancer therapy adjacent to critical organs.
●	Short 2.7-day half-life of Y-90, resulting in rapid decay (approximately 5% activity remaining after 10 days), which reduces patient and provider radiation exposure risks and allows treated medical waste to be disposed of as normal after ~30 days of storage. This contrasts with longer-lived gamma-emitting alternatives requiring more extensive shielding.
●	Administration via small-gauge (27-gauge) needles, causing minimal tissue trauma compared to metal seed implants.
●	Hydrogel resorption via normal biological processes (Krebs Cycle) within approximately 120 days, leaving only microscopic phosphate particles; the Company has trademarked PrecisionGel™ as its broader hydrogel platform for controlled delivery and release of therapeutic agents (including radionuclides and others).

RadioGel® is currently not approved for human use in the U.S. and is advancing through regulatory pathways, while IsoPet® is commercially available for veterinary oncology applications.

Device Production

During 2025, the Company advanced plans to establish one domestic and one international production center to support expanded demand for IsoPet® and future RadioGel® requirements. Manufacturing is conducted under Good Manufacturing Practices (GMP). The proprietary hydrogel and Y-90 phosphate particles are produced in large batches. The Company has implemented a ready-to-use (RTU) pre-mixed formulation in standard vials, which improves cost efficiency, simplifies clinic handling and training, and reduces risks of spills or contamination. Shipments are made in specialized packaging via common carriers in compliance with applicable radioactive material transport regulations. The product is administered by direct intratumoral injection per Instructions for Use, with dosing and technique tailored to tumor size.

Principal Markets

The Company is pursuing two current synergistic sectors, human medical (RadioGel®) and veterinary (IsoPet®), based on its Precision Radionuclide Therapy™ platform. It is also developing PrecisionGel™ as a potential third market, a proprietary hydrogel platform designed for controlled delivery and release of a broad range of therapeutic agents (radioactive and non-radioactive), including small molecules, large molecules, cells, and nanoparticles.

Medical Sector

RadioGel® is fully developed and classified as a medical device. The Company has completed required pre-clinical biocompatibility testing, incorporated extensive FDA feedback, and received U.S. FDA approval of its Early Feasibility Investigational Device Exemption (IDE) in July 2026. This approval enables the first-in-human clinical feasibility study at Mayo Clinic in Jacksonville, FL. Clinical trials have begun in India, with data expected to support U.S. FDA approval of subsequent pivotal trials. Regulatory applications for additional patients in India are underway.

Veterinary Sector

IsoPet® (the veterinary version of the Company’s yttrium-90 Precision Radionuclide Therapy platform) is commercially available in the U.S. as a medical device following the 2018 FDA Center for Veterinary Medicine classification.

The U.S. pet population exceeds 163 million dogs and cats, with cancer a leading cause of death in older animals (approximately 6 million canine diagnoses annually). IsoPet® therapies grew over 1,200% year-over-year in 2025, with more than 100 treatments administered across multiple species and zero reportable serious adverse events. As of June 30, 2026, 17 clinics are certified, with additional sites in process. The Company is implementing profitability initiatives including training fees, volume pricing, and production efficiencies while expanding awareness through outreach and case studies.

Competitors

The Company competes in a market characterized by technological innovation, extensive research efforts, and significant competition.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological changes. Several companies are pursuing the development of pharmaceuticals and products that target the same diseases and conditions that our products target. We cannot predict with accuracy the timing or impact of the introduction of potentially competitive products or their possible effect on our sales. Certain potentially competitive products to our products may be in various stages of development. Also, there may be many ongoing studies with currently marketed products and other developmental products, which may yield new data that could adversely impact the use of our products in their current and potential future Indications for Use. The introduction of competitive products could significantly reduce our sales, which would adversely impact our financial and operating results.

There are a wide variety of cancer treatments approved and marketed in the U.S. and globally. General categories of treatment include surgery, chemotherapy, radiation therapy and immunotherapy. These products have a diverse set of success rates and side effects. The Company’s RadioGel® precision radionuclide therapy product would generally compete with brachytherapy devices currently marketed in the U.S. and globally. The traditional iodine-125 (“I-125”) and palladium-103 (“Pd-103”) technologies are well entrenched with powerful market players. The industry-standard I-125-based therapy was developed by Oncura, which is a unit of General Electric Healthcare. Additionally, C.R. Bard, a major industry player competes in the I-125 marketplace. These market competitors are also involved in the distribution of Pd-103 based products. Cs-131 brachytherapy products are marketed by GT MedTech. Several Y-90 therapies have been FDA approved including SIR-Spheres by Sirtex, TheraSphere by Biocompatibles UK. Currently Beta-Glue is expanding its international studies. This product forms a bolus versus upon injection versus BetaGelTM (RadioGel®) that perfuses into the tumor prior to gelation.

Raw Materials

The Company sources key raw materials, including yttrium-90, for its RadioGel® and IsoPet® products. Following the 2024 acquisition of its prior contract manufacturer, the Company accelerated diversification efforts and transitioned to greater in-house production capabilities to reduce single-source dependency and strengthen supply chain resilience.

The Company is advancing two new production facilities targeted for 2026 operations: one domestic facility in Richland, Washington (where Vivos Inc. will serve as manufacturer of record) and one international facility in India. It will maintain continuity with existing production arrangements during the transition. Additional suppliers support the PrecisionGel™ hydrogel component to enhance scalability for both human and veterinary applications.

These steps help mitigate supply chain risks, meet growing IsoPet® demand, and support future commercialization.

Customers

Potential customers for the Company’s Precision Radionuclide Therapy™ (PRnT™) products, RadioGel® for human use and IsoPet® for veterinary use, include a wide range of institutions and clinicians.

Veterinary Market (IsoPet®)

The veterinary market includes certified veterinary clinics, university teaching hospitals, specialty centers, and private practices serving small animals (dogs and cats), equine patients, and exotic species. A key advantage of IsoPet® is that clinics can adopt this targeted radiation therapy without requiring an on-site oncologist or prior brachytherapy program, due to the localized nature of Y-90 beta radiation. IsoPet® is used for both primary solid tumor treatment and post-surgical margin treatment following tumor resection.

Adoption continues to accelerate nationwide. As of June 30, 2026, 17 certified clinics were operational, including several academic institutions and private specialty centers. Real-world experience now exceeds 200 treatments across multiple species, with zero reportable serious adverse events. This clinical data and growing inquiries from veterinarians and pet owners are driving broader awareness and demand.

The Company expects continued growth in both markets through clinical data, case study publications, conference presence, and marketing efforts. Veterinary sales are made directly to certified clinics, while the human strategy anticipates future institutional adoption and partnerships. Manufacturing diversification planned for 2026 will support scalability.

Human Market (RadioGel®)

For human applications, target customers include hospitals, cancer centers, interventional radiologists, and radiation oncologists focused on treating non-resectable or difficult-to-treat solid tumors. The therapy’s localized beta radiation delivery provides a precise, minimally invasive option that limits dose to surrounding healthy tissue.

Government Regulation

The Company’s present and future intended activities in the development, manufacturing, and sale of cancer therapy products, including RadioGel®, are subject to extensive laws, regulations, regulatory approvals, and guidelines. Within the United States, the Company’s therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by FDA. The Company is also required to adhere to applicable FDA Quality System Regulations, also known as the Good Manufacturing Practices, which include extensive record keeping and periodic inspections of manufacturing facilities.

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

In the United States, medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. Most Class I devices are exempt from premarket notification 510(k); most Class II devices require premarket notification 510(k); and most Class III devices require premarket approval. RadioGel® is currently classified as a Class III device.

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

In the United States, as a manufacturer of medical devices and devices utilizing radioactive byproduct material, we are subject to extensive regulation by not only federal governmental authorities, such as the FDA and FAA, but also by state and local governmental authorities, such as the Washington State Department of Health, to ensure such devices are safe and effective. In Washington State, the Department of Health, by agreement with the federal Nuclear Regulatory Commission (“NRC”), regulates the possession, use, and disposal of radioactive byproduct material as well as the manufacture of radioactive sealed sources to ensure compliance with state and federal laws and regulations. RadioGel® constitutes both medical devices and radioactive sealed sources and are subject to these regulations.

Moreover, our use, management, and disposal of certain radioactive substances and wastes are subject to regulation by several federal and state agencies depending on the nature of the substance or waste material. We believe that we follow all federal and state regulations for this purpose.

Vivos Inc. has applied to Washington state for the manufacturing license to produce IsoPet® and RadioGel®.

Environmental Regulation

Our business does not require us to comply with any extraordinary environmental regulations. Our RadioGel® product is manufactured in an independently owned and operated facility. Any environmental effects or contamination event that could result would be from the shipping company during shipment and misuse by the treatment facility upon arrival.

Future operations in APEL have minimal environmental risk and are covered by liability insurance.

Human Capital

Since 2017, the Company has followed the cost-effective model of having had one full-time employee, the CEO. The Company utilizes several independent contractors to assist with its operations. This includes key positions, such as an acting CFO and a Quality Assurance Manager. The Company does not have a collective bargaining agreement with any of its personnel and believes its relations with its personnel are good. This enables the Company to operate on very low overhead, for cost-effective utilization of its investment and to manage our work scope like projects.

In September 2025 the Company brought on a full-time President to assist the CEO in managing the Company which includes expansion both domestically and internationally.

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

Results of Operations

Comparison of the Six months Ended June 30, 2026 and 2025

The following table sets forth information from our statements of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenues	$72,468	$41,748
Cost of goods sold	82,206	85,583
Gross loss	(9,738)	(43,835)
Operating expense	(1,190,283)	(1,494,470)
Operating loss	(1,200,021)	(1,538,305)
Non-operating income (expense)	(815,013)	58,096
Net loss	$(2,015,034)	$(1,480,209)

Revenues and Cost of Goods Sold

Revenue was $72,468 and $41,748 for the six months ended June 30, 2026 and 2025, respectively. All revenue recognized in the six months ended June 30, 2026 and 2025 relate to the procedures performed with respect to the IsoPet® therapies, sales of IsoPet® and freight.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel® and/or any of our other brachytherapy technologies.

Commencing in 2025, the Company had started ordering Hydrogel to use in more than one treatment. This is anticipated to increase the number of treatments that can be handled in a particular clinic monthly. As a result, we have inventory built up that when used will increase our cost of goods sold over time.

Operating Expenses

Operating expense for the six months ended June 30, 2026 and 2025, respectively consists of the following:

	Six months ended June 30, 2026	Six months ended June 30, 2025
Professional fees, including stock-based compensation	$646,897	$946,723
Payroll expense	315,318	187,384
Research and development	87,105	227,246
General and administrative expense	140,963	133,117
Total operating expense	$1,190,283	$1,494,470

Operating expenses for the six months ended June 30, 2026 and 2025 were $1,190,283 and $1,494,470, respectively. The decrease in operating expense from 2025 to 2026 can be attributed to the decrease in professional fees ($946,723 for the six months ended June 30, 2025 versus $646,897 for the six months ended June 30, 2026) related to the fees incurred for the consultants engaged in 2026 versus 2025 and decrease in value of RSUs vested; the increase in general and administrative expense ($133,117 for the six months ended June 30, 2025 versus $140,963 for the six months ended June 30, 2026); the decrease in research and development ($227,246 for the six months ended June 30, 2025 versus $87,105 for the six months ended June 30, 2026) as the Company continued to ramp up the development of their products in 2025 in India as well as the US including research studies as well as continuing the steps necessary to be accepted by the FDA, and an increase in payroll expense ($187,384 for the six months ended June 30, 2025 versus $315,318 for the six months ended June 30, 2026) related to the CEOs employment contract and bonus.

Non-Operating Income

Non-operating income (expense) for the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended June 30, 2026	Six months ended June 30, 2025
Interest income	$32,615	$58,096
Loss on exchange of warrants	(847,628)	-

Non-operating income (expense)	$(815,013)	$58,096

Non-operating income (expense) for the six months ended June 30, 2026 and 2025 related to interest earned on the Company’s cash accounts, and in 2026, the loss on exchange of warrants.

Net Loss

Our net loss for the six months ended June 30, 2026 and 2025 was $(2,015,034) and $(1,480,209), respectively.

Comparison of the Three months Ended June 30, 2026 and 2025

The following table sets forth information from our statements of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Revenues	$36,400	$15,000
Cost of goods sold	38,120	49,753
Gross (loss) income	(1,720)	(34,753)
Operating expense	(652,809)	(640,020)
Operating loss	(654,529)	(674,773)
Non-operating income (expense)	(175,660)	29,260
Net loss	$(830,189)	$(645,513)

Revenues and Cost of Goods Sold

Revenue was $36,400 and $15,000 for the three months ended June 30, 2026 and 2025, respectively. All revenue recognized in the three months ended June 30, 2026 and 2025 relate to the procedures performed with respect to the IsoPet® therapies, sales of IsoPet® and freight.

Management does not anticipate that the Company will generate sufficient revenue to sustain operations until such time as the Company secures multiple revenue-generating arrangements with respect to RadioGel®and/or any of our other brachytherapy technologies.

Commencing in 2025, the Company had started ordering Hydrogel to use in more than one treatment. This is anticipated to increase the number of treatments that can be handled in a particular clinic monthly. As a result, we have inventory built up that when used will increase our cost of goods sold over time.

Operating Expenses

Operating expense for the three months ended June 30, 2026 and 2025, respectively consists of the following:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Professional fees, including stock-based compensation	$361,465	$358,455
Payroll expense	159,884	92,687
Research and development	49,182	107,965
General and administrative expense	82,278	80,913
Total operating expense	$652,809	$640,020

Operating expenses for the three months ended June 30, 2026 and 2025 were $652,809 and $640,020, respectively. The increase in operating expense from 2025 to 2026 can be attributed to the increase in professional fees ($358,455 for the three months ended June 30, 2025 versus $361,465 for the three months ended June 30, 2026) related to the fees incurred for the consultants engaged in 2026 versus 2025 and the decrease in the value of the vested RSUs; the increase in general and administrative expense ($80,913 for the three months ended June 30, 2025 versus $82,278 for the three months ended June 30, 2026); the decrease in research and development ($107,965 for the three months ended June 30, 2025 versus $49,182 for the three months ended June 30, 2026) as the Company continued to ramp up the development of their products in 2025 in India as well as the US including research studies as well as continuing the steps necessary to be accepted by the FDA, and an increase in payroll expense ($92,687 for the three months ended June 30, 2025 versus $159,884 for the three months ended June 30, 2026) related to the CEOs employment contract and bonus, as well as the President’s payroll in 2026.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Interest income	$20,340	$29,260
Loss on exchange of warrants	(196,000)	-

Non-operating income (expense)	$(175,660)	$29,260

Non-operating income (expense) for the three months ended June 30, 2026 and 2025 related to interest earned on the Company’s cash accounts, and in 2026, the loss on exchange of warrants.

Net Loss

Our net loss for the three months ended June 30, 2026 and 2025 was $(830,189) and $(645,513), respectively.

Liquidity and Capital Resources

At June 30, 2026, the Company had working capital of $2,391,000, as compared to working capital of $1,533,177 at December 31, 2025. As of June 30, 2026, the Company did not have any commitments for capital expenditures, other than some minor equipment purchases for the APEL facility.

Net cash used in operating activities for the six months ended June 30, 2026 and 2025, was $1,169,441 and $1,059,708, respectively. Cash used in operating activities was primarily related to the Company’s net loss from operations, stock-based compensation, the loss on exchange of warrants as well as the changes in accounts receivable, inventory, prepaid expense, and accounts payable. During the six months ended June 30, 2026 and 2025, there was no cash used in investing activities except for the purchases of fixed assets in 2026 of $245,744. Net cash provided by financing activities for the six months ended June 30, 2026 and 2025 was $2,192,682 and $1,507,750, respectively, consisting of proceeds from the sales of Common Stock and warrants as part of our Regulation A+ Offerings and payments of lease obligations.

The Company has generated material operating losses since inception. The Company had a net loss of $2,015,034 for the six months ended June 30, 2026 as compared to a net loss of $1,480,209 for the six months ended June 30, 2025. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended June 30, 2026, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

From January 1, 2026 through June 30, 2026, the Company issued:

●	19,200,000 shares of Common Stock in their Regulation A+ Offering, and 17,000,000 warrants in the amount of $1,553,000.

●	196,370 shares of Common Stock for services rendered valued at $16,687.

●	7,950,000 shares of Common Stock in exchange of warrants.

●	8,000,000 shares of Common Stock pursuant to the Regulation A+ Offering, and 10,800,000 warrants for cash proceeds of $650,800.

●	2,800,000 shares of Common Stock in exchange for 2,800,000 warrants.

●	250,000 shares of Common Stock for services valued at $21,100.

●	323,752 shares of Common Stock for services valued at $20,594.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vivos Inc.

Date: August 12, 2026	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

