Form 10-Q
period 2026-09-30
VIVOS INC
filed 2026-11-12
CIK 1449349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2026

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

As of November 12, 2026, there were 494,738,110 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

VIVOS INC

CONDENSED CONSOLIDATED BALANCE SHEETS (IN US$)

SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
	(UNAUDITED)
ASSETS

Current Assets:
Cash	$1,807,350	$1,558,525
Accounts receivable	27,825	22,331
Inventory	55,997	57,257
Prepaid expenses	22,152	12,956

Total Current Assets	1,913,324	1,651,069

Fixed assets, net	277,433	102,811

Other Assets:
Right of use assets	90,583	110,703
Other assets	3,000	3,000

Total Other Assets	93,583	113,703

TOTAL ASSETS	$2,284,340	$1,867,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$125,438	$92,472
Current portion of lease liability	29,741	25,420

Total Current Liabilities	155,179	117,892

Non-current Liabilities:
Lease liability, net of current portion	66,421	88,851

Total Non-current Liabilities	66,421	88,851

Total Liabilities	221,600	206,743

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, par value, $0.001, 20,000,000 shares authorized, Series A Convertible Preferred, 5,000,000 shares authorized, 2,071,007 shares issued and outstanding, respectively	2,071	2,071
Additional paid in capital - Series A Convertible preferred stock	8,842,458	8,842,458
Series B Convertible Preferred, 5,000,000 shares authorized, 363 shares issued and outstanding, respectively	-	-
Additional paid in capital - Series B Convertible preferred stock	4,538	4,538
Series C Convertible Preferred, 5,000,000 shares authorized, 385,302 shares issued and outstanding, respectively	385	385
Additional paid in capital - Series C Convertible preferred stock	500,507	500,507
Series D Convertible Preferred, 1,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Additional paid in capital - Series D Convertible preferred stock	-	-
Common stock, par value, $0.001, 950,000,000 shares authorized, 494,738,110 and 455,494,238 issued and outstanding, respectively	494,738	455,494
Additional paid in capital - common stock	83,391,231	80,282,633
Additional paid in capital - VSIL	1,000	-
Subscriptions receivable	-	-
Accumulated other comprensive income (loss)	(314)	-
Accumulated deficit	(91,173,874)	(88,427,246)

Total Stockholders’ Equity	2,062,740	1,660,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,284,340	$1,867,583

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN US$)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2026	2025	2026	2025

Revenues, net	$101,368	$43,627	$28,900	$1,879
Cost of Goods Sold	89,644	100,277	7,438	14,694

Gross profit (loss)	11,724	(56,650)	21,462	(12,815)

OPERATING EXPENSES
Professional fees, including stock-based compensation	1,031,519	1,234,760	384,622	288,037
Payroll expenses	465,739	276,831	150,421	89,447
Research and development	118,907	295,066	31,802	67,820
General and administrative expenses	344,418	206,021	203,455	72,904

Total Operating Expenses	1,960,583	2,012,678	770,300	518,208

OPERATING LOSS	(1,948,859)	(2,069,328)	(748,838)	(531,023)

NON-OPERATING INCOME (EXPENSE)
Interest income	49,859	81,825	17,244	23,729
Loss on issuance of shares and warrant exchange	(847,628)	-	-	-

Total Non-Operating Income (Expense)	(797,769)	81,825	17,244	23,729

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,746,628)	(1,987,503)	(731,594)	(507,294)

Provision for income taxes	-	-	-	-

NET LOSS	$(2,746,628)	$(1,987,503)	$(731,594)	$(507,294)

Other comprehensive income (loss)
Foreign currency translation	(314)	-	(314)	-
Comprehensive income (loss)	$(2,746,942)	$(1,987,503)	$(731,908)	$(507,294)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	482,501,996	452,039,124	494,293,164	454,304,627

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (IN US$)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

			Additional			Additional			Additional			Additional
	Series A		Paid-In Capital -	Series B		Paid-In Capital -	Series C		Paid-In Capital -	Series D		Paid-In Capital -			Additional Paid-In	Additional Paid-In		Accumulated Other
	Preferred		Series A	Preferred		Series B	Preferred		Series C	Preferred		Series D	Common Stock		Capital -	Capital -	Subscription	Comprehensive	Accumulated
	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Preferred	Shares	Amount	Common	VSIL	Receivable	Income (Loss)	Deficit	Total

Balance - December 31, 2024	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	-	$-	$-	440,873,806	$440,874	$77,719,143	$-	$(1,500)	$-	$(85,361,229)	$2,147,247

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	-	-	-	12,500,000	12,500	1,487,500	-	-	-	-	1,500,000
Services	-	-	-	-	-	-	-	-	-	-	-	-	38,422	38	4,650	-	-	-	-	4,688
Exercise of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,500	-	-	1,500
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,250	-	-	-	-	6,250
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	-	-	-	361,500	-	-	-	-	361,500
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(834,696)	(834,696)

Balance - March 31, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	-	$-	$-	453,412,228	$453,412	$79,579,043	$-	$-	$-	$(86,195,925)	$3,186,489

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	-	-	-	41,778	42	4,645	-	-	-	-	4,687
Vested RSUs	-	-	-	-	-	-	-	-	-	-	-	-	350,000	350	(350)	-	-	-	-	-
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	-	-	-	133,435	-	-	-	-	133,435
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(645,513)	(645,513)

Balance - June 30, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	-	$-	$-	453,804,006	$453,804	$79,716,773	$-	$-	$-	$(86,841,438)	$2,679,098

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	-	-	-	118,094	118	10,570	-	-	-	-	10,688
Cashless warrants	-	-	-	-	-	-	-	-	-	-	-	-	742,857	743	(743)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(507,294)	(507,294)

Balance - September 30, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	-	$-	$-	454,664,957	$454,665	$79,726,600	$-	$-	$-	$(87,348,732)	$2,182,492

Balance - December 31, 2025	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	-	$-	$-	455,494,238	$455,494	$80,282,633	$-	$-	$-	$(88,427,246)	$1,660,840

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	-	-	-	19,200,000	19,200	1,516,800	-	-	-	-	1,536,000
Services	-	-	-	-	-	-	-	-	-	-	-	-	196,370	197	16,490	-	-	-	-	16,687
Exercise/Exchange of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	-	-	-	7,950,000	7,950	643,678	-	-	-	-	651,628
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17,000	-	-	-	-	17,000
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,184,845)	(1,184,845)

Balance - March 31, 2026	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	-	$-	$-	482,840,608	$482,841	$82,476,601	$-	$-	$-	$(89,612,091)	$2,697,310

Stock issued for:
Cash	-	-	-	-	-	-	-	-	-	-	-	-	8,000,000	8,000	632,000	-	-	-	-	640,000
Services	-	-	-	-	-	-	-	-	-	-	-	-	573,752	573	41,121	-	-	-	-	41,694
Exercise/Exchange of warrants (cash and cashless)	-	-	-	-	-	-	-	-	-	-	-	-	2,800,000	2,800	193,200	-	-	-	-	196,000
Warrants purchased for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,800	-	-	-	-	10,800
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(830,189)	(830,189)

Balance - June 30, 2026	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	-	$-	$-	494,214,360	$494,214	$83,353,722	$-	$-	$-	$(90,442,280)	$2,755,615

Stock issued for:
Services	-	-	-	-	-	-	-	-	-	-	-	-	523,750	524	27,514	-	-	-	-	28,038
RSUs granted to consultants that have vested	-	-	-	-	-	-	-	-	-	-	-	-	-	-	9,995	-	-	-	-	9,995
Capital contribution by founders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,000	-	-	-	1,000
Change in comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(314)	-	(314)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(731,594)	(731,594)

Balance - September 30, 2026	2,071,007	$2,071	$8,842,458	363	$-	$4,538	385,302	$385	$500,507	-	$-	$-	494,738,110	$494,738	$83,391,231	$1,000	$-	$(314)	$(91,173,874)	$2,062,740

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN US$)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,746,628)	$(1,987,503)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18,518	-
Foreign currency translation	(314)	-
Common stock, stock options and warrants for services	86,419	20,063
RSUs issued for services	9,995	494,935
Loss on issuance of shares and warrant exchange	847,628	-
Changes in assets and liabilities
Accounts receivable	(5,494)	5,627
Inventory	1,260	(62,734)
Prepaid expenses and other assets	(9,196)	(15,061)
Accounts payable and accrued expenses	32,966	26,484
Operating lease expense	2,011	-
Total adjustments	983,793	469,314

Net cash (used in) operating activities	(1,762,835)	(1,518,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(193,140)	-
Net cash (used in) investing activities	(193,140)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution to VSIL by founders	1,000	-
Exercise of warrants	-	1,500
Proceeds from common stock and warrants	2,203,800	1,506,250
Net cash provided by financing activities	2,204,800	1,507,750

NET INCREASE (DECREASE) IN CASH	248,825	(10,439)

CASH - BEGINNING OF PERIOD	1,558,525	2,212,548

CASH - END OF PERIOD	$1,807,350	$2,202,109

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in cashless exercise of warrants	$-	$743
RSUs vested into common stock	$-	$350

The accompanying notes are an integral part of these consolidated financial statements.

VIVOS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of Vivos Inc. (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending December 31, 2026 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

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

On September 17, 2025, the Board of Directors of the Company approved the creation of Vivos Scientific India LLP (“Vivos India”, “VSIL” or the “LLP”), a wholly owned separate legal entity in India. Vivos India expands the Company’s strategic initiatives, with the objective of establishing a manufacturing center, expanding human therapies and pursuing commercialization of therapies in India. In addition, we will generate additional human trial data to support our process with the Food and Drug Administration (“FDA”). Vivos India was established on October 1, 2025 (deemed to have commenced on October 15, 2025). Pursuant to the LLP dated as of November 18, 2025, ownership of Vivos India is held jointly by Michael Korenko, the Company’s CEO, and Sandip Bali, a consultant of the Company based in India. Since the Company will be the sole source of funding for Vivos India and the Company will control the activities of Vivos India, the Company has consolidated this entity as a variable interest entity in accordance with ASC 810. Additionally, the business of the LLP is the research and development of the patents held by the Company in India pursuant to the Product Transfer and License Deed entered into November 18, 2025. It is not anticipated that this entity will incur revenues in the near term.

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

On September 23, 2026, the Company’s Board of Directors authorized the creation of the Series D Convertible Preferred Stock authorizing the Company to issue up to 1,000,000 shares. The Company filed the Certificate of Designation of the aforementioned Series D Convertible Preferred Stock on September 28, 2026 with the State of Delaware.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses and used significant cash in support of its operating activities and the Company’s cash position is not sufficient to support the Company’s operations and thus raises significant doubt about the Company’s ability to continue as a going concern. Research and development of the Company’s brachytherapy product line has been funded with proceeds from the sale of equity and debt securities as well as a series of grants. The Company requires funding of approximately $3 million annually to maintain current operating activities.

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

In March and April 2026, the Company raised $2,203,800 through the sale of 27,200,000 shares of Common Stock through the Regulation A+ Offering and concurrent private placement of 27,800,000 warrants. In October 2026, the Company raised $1,015,000 through the sale of 12,500,000 shares of Common Stock through the Regulation A+ Offering and concurrent private placement of 15,000,000 warrants.

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

As of September 30, 2026, the Company had $1,807,350 of cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash is insufficient to cover the fixed and variable obligations of the Company.

The Company anticipates using additional proceeds from the March 2026 Regulation A+ Offering as follows:

For the animal therapy market:

●	Expand marketing and educational outreach through the Company’s website, social media channels, industry conferences, and scientific journals to increase the number of certified veterinary clinics and equine therapy providers, as well as the number of treated patients. (Ongoing; recent activity includes exhibit presence and social amplification around ACVS, Veterinary Cancer Society events, clinic certifications, and patient stories such as those at Capital Veterinary Specialists and Sun City Veterinary Surgery Center.)
●	Implement regional referral programs to drive higher patient volumes at each existing certified clinic by facilitating referrals from surrounding veterinary practices. (Ongoing, supported by growing clinic network, certified clinics more than doubled in 2025, and rising patient volumes.)
●	Expand clinical data and scientific literature supporting IsoPet® to drive broader veterinary adoption. (Advancing; the 20-patient prospective study on postoperative Precision Radionuclide Therapy for incomplete histologic margins has generated strong preliminary safety and efficacy data, with peer-reviewed publication of the related work expected to follow. A single-patient Case Report titled “Adjuvant Interstitial Yttrium-90 Hydrogel (IsoPet®) Following Limb-Sparing Marginal Excision of Multifocal Distal Pelvic-Limb Neoplasia in a Dog” was submitted to Animals (MDPI, Companion Animals section) on 8 September 2026; the revised manuscript is complete and is now in final review prior to release. Several additional single-case studies are being written for submission. A larger multi-patient analysis titled “High-Precision Radionuclide Therapy of Solid Tumors in Veterinary Patients” (covering safety and efficacy of IsoPet® in 140+ cats, dogs, and horses with diverse solid tumors, high therapeutic doses with favorable responses and no Grade 3+ adverse events, and strong local retention of ⁹⁰Y) is being finalized for peer-reviewed submission in Q4 2026.)

●	Initiated a 15-patient prospective case series evaluating the feasibility, safety, and efficacy of IsoPet® Precision Radionuclide Therapy for ocular squamous cell carcinoma (OSCC) in horses, led primarily by Dr. Ben Buchanan at Brazos Valley Equine Hospital. The study (supported by complimentary IsoPet® and initial injections) targets local tumor control assessed over 12 months and is intended to support a presentation at the 2028 International Equine Ophthalmology Consortium (IEOC) meeting. Two patients were treated in Q3 2026, with a third scheduled for October 2026.
●	Presented an accepted abstract on tumor margin treatments (“Postoperative Precision Radionuclide Brachytherapy for Incomplete Tumor Resection”) at the American College of Veterinary Surgeons (ACVS) Surgical Summit in October 2026 in Charlotte, NC. Dr. Kevin Drygas’s presentation of results from the 20-patient study (successful delivery in all cases with no procedural/device-related complications, no Grade 3+ adverse events, and encouraging local control data) was very well received and sparked discussions with additional clinics interested in IsoPet®. The related publication will be shared on the Company website following peer review. The Company also exhibited and supported the presentation.
●	Ship product from the Company’s new in-house production facility in Washington State (Applied Process Engineering Laboratory / APEL in Richland), supported by the Washington State Radioactive Materials License received in June 2026. First shipments from the facility began in mid-August 2026, reducing reliance on third-party manufacturing and supporting the expanding clinic network.
●	Strategically increase pricing as the Company closes the gap toward profitability. (Ongoing in parallel with volume growth, clinic expansion, and the shift to in-house production.)

For the human market:

●	First IsoPet® shipments began from the new APEL facility (Richland, WA). Shipments were authorized only after independent confirmation of sterility and key safety parameters. QMS was updated to support the facility; an ISO Class 7 clean room installation was underway as an additional process control. APEL is positioned as the primary U.S. production site (Company as manufacturer of record) for both IsoPet® and RadioGel®.
●	Received authorization from India’s Atomic Energy Regulatory Board (AERB) to proceed with the international manufacturing center. This follows execution of a contract with a radiopharmaceutical supplier and initiation of equipment procurement. The site is intended as a complementary/redundant production point supporting clinical and commercial needs.
●	FDA approved the Early Feasibility IDE, authorizing initiation of the first-in-human U.S. feasibility study for RadioGel® at Mayo Clinic in Jacksonville, FL (non-resectable papillary thyroid carcinoma; initial enrollment of five patients).
●	Mayo Clinic clinical team reviewed the protocol, expressed support, and voted to proceed. Protocol was finalized to incorporate the FDA’s conditional recommendations. Program advanced into the next phase of research-unit activities leading toward IRB submission.
●	Research study at HCG Cancer Centre reported 12 patients treated to date with consistently favorable safety observations (and early efficacy signals noted). Ethics Committee and CTRI approvals remain in place. Preparations continued for a formal Phase I/II clinical trial application to DCGI. India human data continued to be referenced as supportive of the U.S. IDE.
●	Peer-reviewed publication characterizing the PrecisionGel™ polymer platform (the carrier used in RadioGel® and IsoPet®) in the Elsevier Journal of Drug Delivery Science and Technology. This adds to the scientific record supporting regulatory submissions.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2026 and December 31, 2025, the balances reported for cash, prepaid expense, accounts receivable, accounts payable, and accrued expense, approximate the fair value because of their short maturity.

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

There have been no such capitalized costs in the periods ended September 30, 2026 and December 31, 2025, respectively. However, a patent was filed by Michael Korenko and David Swanberg on July 1, 2019 (No. 1811.191) and assigned to the Company based on the Company’s proprietary particle manufacturing process. The timing of this filing was important given the Company’s plans to make IsoPet® commercially available, which it did on or about July 9, 2019. This additional patent protection will strengthen the Company’s competitive position. It is the Company’s intention to further extend this patent protection to several key countries within one year, as permitted under international patent laws and treaties.

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

The following table disaggregates the Company’s revenue by major source for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Revenue:
Services - Treatments	$-	$88,875
IsoPet®	207,690	9,360
Certification	-	29,983
Service	12,495	-
Freight	7,700	875
Polymer	3,168	704
Discount - Services	(10,645)	(71,815)
Discount - IsoPet®	(119,040)	(4,360)
Discount - Certifications	-	(9,995)
	$101,368	$43,627

The following table disaggregates the Company’s revenue by major source for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
Revenue:
Services - Treatments	$-	$3,150
IsoPet®	54,915	-
Services	9,995	-
Freight	3,500	175
Polymer	-	704
Discount - Services	(4,995)	(2,150)
Discount - IsoPet®	(34,515)	-
	$28,900	$1,879

Inventory

Since the Company is selling a tangible good (IsoPet®, which is considered a medical device) for the use in treatments, this is considered inventory as it is awaiting consumption into the final product. Inventory is valued at the lower of cost or net realizable value. Management evaluates quantities on hand and physical condition as these characteristics may be impacted by anticipated customer demand for current products. Inventory as of September 30, 2026 amounts to $55,997. The Company did not hold inventory until February 2025.

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

There have been no write-downs of inventory as of September 30, 2026, and the Company evaluates the inventory monthly for obsolescence. The Company from time to time will write off items for spoilage when the need arises in the normal course of business.

Loss Per Share

The Company accounts for its loss per common share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share. Basic loss per share is computed by dividing loss available to holders of our Common Stock (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period and does not include the impact of any potentially dilutive Common Stock equivalents since the impact would be anti-dilutive. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the given periods of loss, of the periods ended September 30, 2026 and 2025, the basic earnings per share equals the diluted earnings per share.

The following represent Common Stock equivalents that could be dilutive in the future as September 30, 2026 and December 31, 2025, which include the following:

	September 30, 2026	December 31, 2025
Preferred stock	7,409,570	7,409,570
Restricted stock units	56,150,000	56,150,000
Common stock options	2,252,809	2,252,809
Common stock warrants	33,165,000	16,115,000
Total potential dilutive securities	98,977,379	81,927,379

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

The Company incurred $118,907 and $295,066 in research and development costs for the nine months ended September 30, 2026 and 2025, respectively, all of which were recorded in the Company’s operating expense noted on the statements of operations for the periods then ended.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred except for the cost of tradeshows which are deferred until the tradeshow occurs. During the nine months ended September 30, 2026 and 2025, the Company incurred nominal advertising and marketing costs.

Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimated probable losses require analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. The Company has entered into various agreements that require them to pay certain fees to consultants and/or employees that have been fully accrued for as of September 30, 2026 and December 31, 2025.

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

The Company files income tax returns in the U.S. federal jurisdiction. The Company did not have any tax expense for the periods ended September 30, 2026 and 2025. The Company did not have any deferred tax liability or asset on its balance sheets as of September 30, 2026 and December 31, 2025.

Interest costs and penalties related to income taxes, if any, will be classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the periods ended September 30, 2026 and 2025, the Company did not recognize any interest or penalty expense related to income taxes. The Company believes that it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

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

Segment Reporting

The Company follows the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”) for its segment reporting. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. With the formation of the VIE, Vivos India, and the fact that this is consolidated for financial reporting purposes, the activities of Vivos India when fully operational, will be a defined segment for geographical purposes. There is only nominal transactions in Vivos India for the nine months ended September 30, 2026. As of September 30, 2026, Vivos India has been approved to commence operations. All of the Company’s long-lived assets as of September 30, 2026 are located in the United States.

In the three months ended September 30, 2026, upon certain approvals from the US Government, the Company began segmenting their operations into two distinct activities: IsoPet® for the treatment of cancer in animals, and RadioGel® for the potential treatment of cancer in humans.

Allocation of Shared Costs

The Company conducts activities related to the development and commercialization of its technology for the treatment of cancer in animals through its IsoPet® program and for the potential treatment of cancer in humans through its RadioGel® program. Because certain corporate, personnel, research and development, professional, and other costs benefit both programs, the Company allocates certain shared costs between the IsoPet® and RadioGel® activities.

Costs that are directly attributable to a specific program are charged directly to that program. Shared costs for which a reasonable direct attribution is not practicable are allocated using methodologies designed to reflect the relative utilization of Company resources by the respective activities.

For personnel and other costs for which the relative amount of time devoted to each activity can reasonably be determined, the Company allocates costs based upon the estimated percentage of time devoted to IsoPet® and RadioGel® activities.

For other shared costs for which a time-based allocation is not reasonably determinable, the Company allocates costs based upon the relative costs attributable to each activity. The portion allocated to IsoPet® is generally determined by dividing the costs attributable to IsoPet® by the total costs attributable to both IsoPet®and RadioGel®. The remaining portion is allocated to RadioGel®.

Management periodically reviews the allocation methodologies and related assumptions and considers changes in the Company’s activities, resource utilization, personnel responsibilities, and development programs. The Company applies its allocation methodologies consistently unless changes in circumstances warrant a modification.

The allocation of shared costs requires management judgment and is intended to reasonably reflect the resources utilized by each activity. Allocated costs are included in the respective segment’s operating results for purposes of internal management reporting and segment disclosures.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 2: RELATED PARTY TRANSACTIONS

In February 2026, our Chief Executive Officer advanced $5,350 to the Company, which amount was repaid within six days.

NOTE 3: FIXED ASSETS

As of September 30, 2026 and December 31, 2025, the Company has the following fixed assets:

	September 30, 2026	December 31, 2025
Production equipment – 5 year-life	$192,411	$101,199
Office equipment – 5 year-life	1,986	1,986
Equipment in progress	101,928	-
Accumulated depreciation	(18,892)	(374)
	$277,433	$102,811

Depreciation expense for the nine months ended September 30, 2026 and 2025 was $18,518 and $0.

NOTE 4: STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 950,000,000 shares of Common Stock. As of September 30, 2026 and December 31, 2025, there are 494,738,110 and 455,494,238 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Company has authorized 20,000,000 shares of Preferred Stock. There are currently four series of Preferred Stock outstanding; Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. The Company’s Board of Directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series, fix or alter the designations, preferences, rights, qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of such series without further vote or action by the shareholders. The issuance of Preferred Stock may have the effect of delaying, deferring, or preventing a change in control of management without further action by the shareholders and may adversely affect the voting and other rights of the holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

Series A Convertible Preferred Stock

On June 30, 2015, a certificate of designations was filed with the Delaware Secretary of State to designate 2,500,000 shares of the Company’s Preferred Stock as Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”) (the “Series A COD”). Effective March 31, 2016, the Company amended the Series A COD, increasing the maximum number of shares of Series A Preferred from 2,500,000 shares to 5,000,000 shares. As of September 30, 2026 and December 31, 2025, there are 2,071,007 shares of Series A Preferred issued and outstanding, respectively.

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

Series B Convertible Preferred Stock

On October 10, 2018, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) (the “Series B COD”). As of September 30, 2026 and December 31, 2025, there are 363 shares of Series B Preferred issued and outstanding, respectively.

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

Series C Convertible Preferred Stock

On March 27, 2019, a certificate of designation was filed with the Delaware Secretary of State to designate 5,000,000 shares of our Preferred Stock as Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”) (the “Series C COD”). As of September 30, 2026 and December 31, 2025, there were 385,302 shares of Series C Preferred issued and outstanding, respectively.

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

The Company exchanged all 385,302 shares of Series C Preferred into Series D Preferred, pursuant to the Stock Purchase and Exchange Agreement entered into on October 7, 2026.

On October 7, 2026, the Company filed a Certificate of Elimination with the State of Delaware, eliminating the Series C Preferred Stock after the shares of Series C Preferred Stock were exchanged for Series D Preferred Stock.

Series D Convertible Preferred Stock

On September 28, 2026, a certificate of designation was filed with the Delaware Secretary of State to designate 1,000,000 shares of our Preferred Stock as Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred”) (the “Series D COD”). As of September 30, 2026 and December 31, 2025, there were no shares of Series D Preferred issued and outstanding, respectively. Pursuant to the Stock Purchase and Exchange Agreement entered into on October 7, 2026, the Company sold 250,000 shares of Series D Preferred to their Chairman of the Board of Directors for $250,000 (which was received on October 1, 2026) and issued 385,302 shares of Series D Preferred in exchange of the 385,302 Series C Preferred previously owned.

The following summarizes the current rights and preferences of the Series D Preferred:

●	Liquidation Preference. The Series D Preferred has a liquidation preference of $1.00 per share.

●	Dividends. Shares of Series D Preferred do not have any separate dividend rights.

●	Conversion. Subject to certain limitations set forth in the Series D COD, each share of Series D Preferred is convertible, at the option of the holder, into that number of shares of Common Stock (the “Series D Conversion Shares”) equal to the liquidation preference thereof, divided by Conversion Price (as such term is defined in the Series D COD), currently $0.08.

○	The Series D Preferred will only be convertible at any time after the date that the Company shall have amended its Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder or effect a reverse stock split of the outstanding shares of Common Stock by a sufficient amount to permit the conversion of all Series D Preferred into shares of Common Stock (“Authorized Share Approval”) (such date, the “Initial Convertibility Date”), each share of Series D Preferred shall be convertible into validly issued, fully paid and non-assessable shares of Common Stock on the terms and conditions set forth in the Series D COD under the definition “Conversion Rights”.

●	Redemption. Subject to certain conditions set forth in the Series D COD, in the event of a Change of Control (defined in the Series D COD), or at such time as a third party not affiliated with the Company or any holders of the Series D Preferred shall have acquired, in one or a series of related transactions, equity securities of the Company representing more than fifty percent (50%) of the outstanding voting securities of the Company), the Company, at its option, will have the right to redeem all or a portion of the outstanding Series D Preferred in cash at a price per share of Series D Preferred equal to 100% of the Liquidation Preference.

●	Voting Rights. Holders of Series D Preferred are entitled to vote on all matters, together with the holders of Common Stock, and have the equivalent of fifty (50) votes for every Series D Conversion Share issuable upon conversion of such holder’s outstanding shares of Series D Preferred. However, the Series D Conversion Shares, when issued, will have the same voting rights as other issued and outstanding shares of Common Stock of the Company, and none of the rights of the Series D Preferred.

●	Liquidation. Upon any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series D Preferred shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the liquidation preference of the Series D Preferred before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series D Preferred shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

●	Certain Price and Share Adjustments.

○	(a) Stock Dividends and Stock Splits. If the Company (i) pays a stock dividend or otherwise makes a distribution or distributions payable in shares of Common Stock on shares of Common Stock or any other Common Stock equivalents; (ii) subdivides outstanding shares of Common Stock into a larger number of shares; (iii) combines (including by way of a reverse stock split) outstanding shares of Common Stock into a smaller number of shares; or (iv) issues, in the event of a reclassification of shares of the Common Stock, any shares of capital stock of the Company, then the conversion price shall be adjusted accordingly.

○	(b) Merger or Reorganization. If the Company is involved in any reorganization, recapitalization, reclassification, consolidation or merger in which the Common Stock is converted into or exchanged for securities, cash or other property than each share of Series D Preferred shall be convertible into the kind and amount of securities, cash or other property that a holder of the number of shares of Common Stock issuable upon conversion of one share of Series D Preferred prior to any such merger or reorganization would have been entitled to receive pursuant to such transaction.

Common and Preferred Stock Issuances

Common and Preferred Stock Issuances – Nine Months Ended September 30, 2026

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

In September 2026, the Company issued 523,750 shares of Common Stock for services valued at $28,038.

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

NOTE 5: COMMON STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK UNITS

Common Stock Options

The Company recognizes in the consolidated financial statements compensation related to all stock-based awards, including stock options and warrants, based on their estimated grant-date fair value. The Company has estimated expected forfeitures and is recognizing compensation expenses only for those awards expected to vest. All compensation is recognized by the time the award vests.

The following schedule summarizes the changes in the Company’s stock options:

	Options Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Nine Months Ended September 30, 2025

Outstanding at January 1, 2025	2,252,809	$0.024-0.04	4.70 years	$174,855	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at September 30, 2025	2,252,809	$0.024-0.04	3.95 years	$119,987	$0.04
Exercisable at September 30, 2025	2,252,809	$0.024-0.04	3.95 years	$119,987	$0.04

Nine Months Ended September 30, 2026

Outstanding at January 1, 2026	2,252,809	$0.024-0.04	3.70 years	$71,226	$0.04
Granted	-	$-	-		$-
Exercised	-	$-	-		$-
Expired/cancelled	-	$-	-		$-
Outstanding at September 30, 2026	2,252,809	$0.024-0.04	2.95 years	$28,648	$0.04
Exercisable at September 30, 2026	2,252,809	$0.024-0.04	2.95 years	$28,648	$0.04

During the nine months ended September 30, 2026 and 2025, the Company recognized $0 of stock-based compensation expenses related to the vesting of stock options.

Common Stock Warrants

The following schedule summarizes the changes in the Company’s stock warrants:

	Warrants Outstanding		Weighted Average		Weighted Average
	Number Of Shares	Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value	Exercise Price Per Share
Nine Months Ended September 30, 2025

Outstanding at January 1, 2025	11,465,000	$0.13	3 years	$123,690	$0.13
Granted	6,250,000	$0.15	-	$-	$-

Exercised	(1,600,000)	$-	-	$-	$-
Exchanged	-	$-	-	$-	$-

Outstanding at September 30, 2025	16,115,000	$0.075-0.15	2.45 years	$23,250	$0.143
Exercisable at September 30, 2025	16,115,000	$0.075-0.15	2.45 years	$23,250	$0.143

Nine Months Ended September 30, 2026

Outstanding at January 1, 2026	16,115,000	$0.075-0.15	2.20 years	$-	$0.143
Granted	27,800,000	$0.075	-	$-	$-
Redeemed	-	$-	-	$-	$-
Exercised	-	$-	-	$-	$-
Exchanged	(10,750,000)	$-	-	$-	$-
Expired/cancelled	-	$-	-	$-	$-
Outstanding at September 30, 2026	33,165,000	$0.075-0.15	3.02 years	$-	$0.0805
Exercisable at September 30, 2026	33,165,000	$0.075-0.15	3.02 years	$-	$0.0805

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Expected term	-	-
Expected volatility	-%	-%
Expected dividend yield	-	-
Risk-free interest rate	-%	-%

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

Restricted Stock Units

The following schedule summarizes the changes in the Company’s restricted stock units:

	Number Of Shares	Weighted Average Grant Date Fair Value
Nine Months Ended September 30, 2025

Outstanding at January 1, 2025	11,825,000	$0.08
Granted	1,650,000	$0.13
Vested	(6,150,000)	$-
Forfeited	-	$-
Outstanding at September 30, 2025	7,325,000	$0.09

Nine Months Ended September 30, 2026

Outstanding at January 1, 2026	900,000	$0.09
Granted	-	$-
Vested	(50,000)	$-
Forfeited	-	$-
Outstanding at September 30, 2026	850,000	$0.13

During the nine months ended September 30, 2026 and 2025, the Company recognized $9,995 and $494,935 in expenses related to the vesting of its restricted stock units. As of September 30, 2026, the Company had $111,175 worth of expenses yet to be recognized for restricted stock units not yet vested.

During the nine months ended September 30, 2025, 1,650,000 restricted stock units were granted to consultants that vest through December 31, 2028, and 6,150,000 restricted stock units vested. The Company’s Omnibus Plan expired on December 31, 2025 and they are in process of forming a new plan, subject to shareholder approval. During 2026, the Company entered into a new employment agreement with their CEO that provides for a grant of 20,000,000 RSUs, and a consulting agreement requiring the issuance of 50,000 RSUs. These RSUs have not been issued as of the date of this report as the new Omnibus plan is yet to be approved.

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

As of September 30, 2026, the value of the unamortized lease right of use asset was $90,583. As of September 30, 2026, the Company’s lease liability was $96,162.

Maturity of lease liability for the operating lease for the period ended September 30,
2027	$33,460
2028	$33,460
2029	$33,460
2030	$2,788
Imputed interest	$(7,006)
Total lease liability	$96,162

Disclosed as:
Current portion	$29,741
Non-current portion	$66,421

Amortization of the right of use asset for the period ended September 30, 2027	$27,931
2028	$29,298
2029	$30,727
2030	$2,627

Total	$90,583

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Nine Months ended September 30, 2026	Nine Months ended September 30, 2025

Operating lease expense	$26,828	$-

NOTE 7: CONCENTRATIONS

Twelve and three customers accounted for all of the revenues, with three and three customers accounting for more than 10% of total revenue. As of September 30, 2026 and December 31, 2025, nine and six customers represented 100% of the Company’s accounts receivable, of which four and three customers represented greater than 10% of the total outstanding.

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

NOTE 9: SEGMENT REPORTING

The Company reports financial information in accordance with ASC 280, Segment Reporting, which requires public entities to report information about operating segments based on the manner in which management organizes the enterprise for making operating decisions and assessing performance.

The Company’s operations are organized into two operating segments:

IsoPet® – Treatment of Animals. This segment is focused on the development, regulatory approval, commercialization, and application of IsoPet for the treatment of cancer in animals.

RadioGel®– Treatment of Humans. This segment is focused on the development of RadioGel® for potential use in the treatment of cancer in humans. RadioGel® is currently under development and has not yet been commercialized.

The Company’s chief operating decision maker (“CODM”) reviews the operating results of these activities separately when making decisions regarding the allocation of resources and evaluating performance. Accordingly, management has determined that IsoPet® and RadioGel® represent separate operating segments under ASC 280.

Measurement of Segment Results

The accounting policies used to measure the Company’s segment results are generally the same as those used in preparing the Company’s consolidated financial statements.

Revenue and expenses that are directly attributable to a segment are reported within that segment. Certain expenses are shared between the Company’s operating segments and are allocated based upon methodologies described in Note 1 under Allocation of Shared Costs.

Personnel and other costs for which the relative amount of time devoted to each segment can reasonably be determined are allocated based upon estimated time devoted to each segment. Other shared costs are allocated based upon the relative costs attributable to each segment.

Management believes these allocation methodologies provide a reasonable basis for attributing shared costs to the Company’s operating segments. The allocation methodologies are reviewed periodically and are applied consistently from period to period unless changes in circumstances warrant a modification.

Segment Information

The following table presents selected financial information for the Company’s operating segments for the three months ended September 30, 2026, the initial period that segment reporting is required for the Company:

	IsoPet®	RadioGel®	Total
Revenue	$28,900	$-	$28,900
Costs of Goods Sold	7,438	-	7,438
Gross Profit	21,462	-	21,462
Professional fees	79,525	305,097	384,622
Payroll expenses	37,605	112,816	150,421
Research and development expense	3,303	28,499	31,802
General and administrative	55,512	147,943	203,455
Operating loss	$(154,483)	$(594,355)	$(748,838)

The Company evaluates segment performance primarily based on loss from operations.

Certain assets and liabilities are managed on a consolidated basis and are not allocated to the Company’s operating segments. Accordingly, segment assets are not presented because such information is not regularly provided to or reviewed by the CODM.

NOTE 10: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report and there were no items noted to be disclosed other than the following items.

October 7, 2026, the Company sold 250,000 shares of Series D Preferred to their Chairman of the Board of Directors for $250,000 (which was received on October 1, 2026) and issued 385,302 shares of Series D Preferred in exchange of the 385,302 Series C Preferred previously owned.

On October 7, 2026, the Company filed a Certificate of Elimination with the State of Delaware, eliminating the Series C Preferred Stock after the shares of Series C Preferred Stock were exchanged for Series D Preferred Stock.

The Company entered into a Subscription Agreement with an investor on October 23, 2026 for the purchase of 12,500,000 shares of Common Stock at $0.08 per share for $1,000,000 under the Regulation A+. This investor also purchased 15,000,000 warrants at an exercise price of $0.075 for $15,000. These warrants expire December 31, 2030. The Company exchanged 1,450,000 warrants into 1,450,000 shares of Common Stock from a warrant issuance dated February 6, 2025, and exchanged 6,550,000 warrants into 6,550,000 shares of Common Stock form a 17,000,000 warrant issuance from March 9, 2026. The remaining 10,450,000 warrants were replaced with the same exercise price of $0.075 and a revised expiration date of December 31, 2030. The Company recorded a loss of $368,000 in these exchanges.

The Company granted 10,000,000 warrants to a consultant on October 30, 2026 for a purchase price of $10,000. These warrants have an exercise price of $0.075 per share and expire December 31, 2030.

On November 5, 2026, the Company announced that it will host their 2026 Annual Meeting on December 9, 2026. The Company’s Board of Directors has set a record date of November 2, 2026, entitling stockholders of record as of such date to notice of and vote at the 2026 Annual Meeting. On November 9, 2026, the Company filed their proxy statement, and listed their items for shareholders to vote on, including, but not limited to: (a) approval of the Board of Directors: (b) approval of the 2026 Omnibus Securities and Incentive Plan; and (c) approval of the independent registered public accounting firm.

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

Strategic Initiatives

●	FDA Regulatory Pathway (IDE): Received U.S. FDA approval of the Early Feasibility Investigational Device Exemption (IDE) in July 2026 for the first-in-human clinical feasibility study of RadioGel® Precision Radionuclide Therapy™. The study will be conducted at Mayo Clinic in Jacksonville, FL, targeting patients with non-resectable papillary thyroid carcinoma (initial enrollment of five patients). The Mayo Clinic clinical team reviewed the protocol, expressed support, and voted to proceed; the protocol was finalized to incorporate the FDA’s conditional recommendations and is advancing toward IRB submission. This milestone builds on the FDA’s Breakthrough Device Designation and enables advancement toward pivotal trials.
●	Human Therapy Development in India: Advancing clinical activities and pursuing expanded regulatory clearances through the Drugs Controller General of India (DCGI) to support additional patient treatments and data generation for both Indian and U.S. regulatory efforts.
●	International Operations - Vivos Scientific India LLP: Leveraging the recently established wholly owned subsidiary in India to support manufacturing, clinical, and commercialization initiatives for both human and veterinary applications.
●	Animal Therapy (IsoPet®) Expansion: Continuing to grow the U.S. certified clinic network and administered therapies while exploring opportunities to introduce IsoPet® in international markets. First IsoPet® shipments from the new APEL facility occurred after independent confirmation of sterility and key safety parameters.
●	Manufacturing and Supply Chain – Domestic Facility: Received the Radioactive Handling License from the State of Washington for the new in-house production facility at the Applied Process Engineering Laboratory (APEL). APEL serves as the primary U.S. production site (Company as manufacturer of record) for both IsoPet® and RadioGel®; QMS updates were completed and an ISO Class 7 clean room is being installed,
●	Manufacturing and Supply Chain – International Facility: Establishing an international production facility in India to support ongoing clinical trials and commercialization efforts. Authorization was received from India’s Atomic Energy Regulatory Board (AERB) to proceed with the manufacturing center (via manufacturing partner), and equipment procurement is underway.
●	Product Pipeline Expansion: Evaluating broader indications for use and potential alternate isotopes to complement the current Y-90 platform, supported by ongoing preclinical and clinical data collection.
●	Polymer Platform (PrecisionGel™): Developing commercial opportunities for the Company’s hydrogel technology through sales, partnerships, and potential non-oncology applications. A peer-reviewed publication characterizing the PrecisionGel™ thermogel platform appeared in the Elsevier Journal of Drug Delivery Science and Technology.
●	Development of Duncan ChillerTM: Convert the Vivos Peltier Chiller® to a model that can be used at laboratories across the world. APEL is also positioned to support production of the Company’s Peltier and Duncan Chillers.
●	Enhanced Publications: Accelerate publications on animal studies, human therapies, animal therapies, and PrecisionGel™ characteristics. This includes the recently published PrecisionGel™ characterization paper, with additional clinical and veterinary manuscripts in preparation.

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

In March and April 2026, the Company raised $2,203,800 through the sale of 27,200,000 shares of Common Stock through the Regulation A+ Offering and concurrent private placement of 27,800,000 warrants. In October 2026, the Company raised $1,015,000 through the sale of 12,500,000 shares of Common Stock through the Regulation A+ Offering and concurrent private placement of 15,000,000 warrants.

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

As of September 30, 2026, the Company had $1,807,350 in cash on hand. There are currently commitments to vendors for products and services purchased. To continue the development of the Company’s products, the current level of cash will be insufficient to cover the fixed and variable obligations of the Company.

The Company anticipates allocating proceeds from the Regulation A+ Offerings (including the pending 2026 Regulation A+ Offering) primarily to advance its core Precision Radionuclide Therapy™ (PRnT™) platform across both veterinary and human applications, while supporting operational growth, regulatory progress, and manufacturing enhancements.

For the animal therapy market:

●	Expand marketing and educational outreach through the Company’s website, social media channels, industry conferences, and scientific journals to increase the number of certified veterinary clinics and equine therapy providers, as well as the number of treated patients. (Ongoing; recent activity includes exhibit presence and social amplification around ACVS, Veterinary Cancer Society events, clinic certifications, and patient stories such as those at Capital Veterinary Specialists and Sun City Veterinary Surgery Center.)
●	Implement regional referral programs to drive higher patient volumes at each existing certified clinic by facilitating referrals from surrounding veterinary practices. (Ongoing, supported by growing clinic network, certified clinics more than doubled in 2025, and rising patient volumes.)
●	Expand clinical data and scientific literature supporting IsoPet® to drive broader veterinary adoption. (Advancing; the 20-patient prospective study on postoperative Precision Radionuclide Therapy for incomplete histologic margins has generated strong preliminary safety and efficacy data, with peer-reviewed publication of the related work expected to follow. A single-patient Case Report titled “Adjuvant Interstitial Yttrium-90 Hydrogel (IsoPet®) Following Limb-Sparing Marginal Excision of Multifocal Distal Pelvic-Limb Neoplasia in a Dog” was submitted to Animals (MDPI, Companion Animals section) on 8 September 2026; the revised manuscript is complete and is now in final review prior to release. Several additional single-case studies are being written for submission. A larger multi-patient analysis titled “High-Precision Radionuclide Therapy of Solid Tumors in Veterinary Patients” (covering safety and efficacy of IsoPet® in 140+ cats, dogs, and horses with diverse solid tumors, high therapeutic doses with favorable responses and no Grade 3+ adverse events, and strong local retention of ⁹⁰Y) is being finalized for peer-reviewed submission in Q4 2026.)
●	Initiated a 15-patient prospective case series evaluating the feasibility, safety, and efficacy of IsoPet® Precision Radionuclide Therapy for ocular squamous cell carcinoma (OSCC) in horses, led primarily by Dr. Ben Buchanan at Brazos Valley Equine Hospital. The study (supported by complimentary IsoPet® and initial injections) targets local tumor control assessed over 12 months and is intended to support a presentation at the 2028 International Equine Ophthalmology Consortium (IEOC) meeting. Two patients were treated in Q3 2026, with a third scheduled for October 2026.
●	Presented an accepted abstract on tumor margin treatments (“Postoperative Precision Radionuclide Brachytherapy for Incomplete Tumor Resection”) at the American College of Veterinary Surgeons (ACVS) Surgical Summit in October 2026 in Charlotte, NC. Dr. Kevin Drygas’s presentation of results from the 20-patient study (successful delivery in all cases with no procedural/device-related complications, no Grade 3+ adverse events, and encouraging local control data) was very well received and sparked discussions with additional clinics interested in IsoPet®. The related publication will be shared on the Company website following peer review. The Company also exhibited and supported the presentation.

●	Ship product from the Company’s new in-house production facility in Washington State (Applied Process Engineering Laboratory / APEL in Richland), supported by the Washington State Radioactive Materials License received in June 2026. First shipments from the facility began in mid-August 2026, reducing reliance on third-party manufacturing and supporting the expanding clinic network.
●	Strategically increase pricing as the Company closes the gap toward profitability. (Ongoing in parallel with volume growth, clinic expansion, and the shift to in-house production.)

For the human market:

●	First IsoPet® shipments began from the new APEL facility (Richland, WA). Shipments were authorized only after independent confirmation of sterility and key safety parameters. QMS was updated to support the facility; an ISO Class 7 clean room installation was underway as an additional process control. APEL is positioned as the primary U.S. production site (Company as manufacturer of record) for both IsoPet® and RadioGel®.
●	Received authorization from India’s Atomic Energy Regulatory Board (AERB) to proceed with the international manufacturing center. This follows execution of a contract with a radiopharmaceutical supplier and initiation of equipment procurement. The site is intended as a complementary/redundant production point supporting clinical and commercial needs.
●	FDA approved the Early Feasibility IDE, authorizing initiation of the first-in-human U.S. feasibility study for RadioGel® at Mayo Clinic in Jacksonville, FL (non-resectable papillary thyroid carcinoma; initial enrollment of five patients).
●	Mayo Clinic clinical team reviewed the protocol, expressed support, and voted to proceed. Protocol was finalized to incorporate the FDA’s conditional recommendations. Program advanced into the next phase of research-unit activities leading toward IRB submission.
●	Research study at HCG Cancer Centre reported 12 patients treated to date with consistently favorable safety observations (and early efficacy signals noted). Ethics Committee and CTRI approvals remain in place. Preparations continued for a formal Phase I/II clinical trial application to DCGI. India human data continued to be referenced as supportive of the U.S. IDE.
●	Peer-reviewed publication characterizing the PrecisionGel™ polymer platform (the carrier used in RadioGel® and IsoPet®) in the Elsevier Journal of Drug Delivery Science and Technology. This adds to the scientific record supporting regulatory submissions.

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

The consolidated financial statements do not include adjustments for the recoverability and classification of liabilities that might be necessary if the Company cannot continue as a going concern. Continuation as a going concern depends on generating sufficient cash flow to meet obligations timely and ultimately achieving profitability. The independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern due to limited revenue, nominal cash, and accumulated deficits since inception. Management plans to pursue additional funding through debt and equity financing (including the pending 2026 Regulation A+ Offering), enhance operating performance via strategic focus on core products, process efficiencies, and cost structure improvements. There can be no assurance of success in raising working capital or achieving profitable operations, and the financial statements include no adjustments for outcomes of this uncertainty.

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

As of September 30, 2026, the Company has 17 certified regional clinics nationwide treating feline, canine, equine, and exotic animals.

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

The U.S. pet population exceeds 163 million dogs and cats, with cancer a leading cause of death in older animals (approximately 6 million canine diagnoses annually). IsoPet® therapies grew over 1,200% year-over-year in 2025, with more than 100 treatments administered across multiple species and zero reportable serious adverse events. As of September 30, 2026, 17 clinics are certified, with additional sites in process. The Company is implementing profitability initiatives including training fees, volume pricing, and production efficiencies while expanding awareness through outreach and case studies.

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

Adoption continues to accelerate nationwide. As of September 30, 2026, 17 certified clinics were operational, including several academic institutions and private specialty centers. Real-world experience now exceeds 200 treatments across multiple species, with zero reportable serious adverse events. This clinical data and growing inquiries from veterinarians and pet owners are driving broader awareness and demand.

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

Segment Reporting

The Company follows the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”) for its segment reporting. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. With the formation of the VIE, Vivos India, and the fact that this is consolidated for financial reporting purposes, the activities of Vivos India when fully operational, will be a defined segment for geographical purposes. There is only nominal transactions in Vivos India for the nine months ended September 30, 2026. As of September 30, 2026, Vivos India has been approved to commence operations. All of the Company’s long-lived assets as of September 30, 2026 are located in the United States.

In the three months ended September 30, 2026, upon certain approvals from the US Government, the Company began segmenting their operations into two distinct activities: IsoPet® for the treatment of cancer in animals, and RadioGel® for the potential treatment of cancer in humans.

Allocation of Shared Costs

The Company conducts activities related to the development and commercialization of its technology for the treatment of cancer in animals through its IsoPet® program and for the potential treatment of cancer in humans through its RadioGel® program. Because certain corporate, personnel, research and development, professional, and other costs benefit both programs, the Company allocates certain shared costs between the IsoPet® and RadioGel® activities.

Costs that are directly attributable to a specific program are charged directly to that program. Shared costs for which a reasonable direct attribution is not practicable are allocated using methodologies designed to reflect the relative utilization of Company resources by the respective activities.

For personnel and other costs for which the relative amount of time devoted to each activity can reasonably be determined, the Company allocates costs based upon the estimated percentage of time devoted to IsoPet® and RadioGel® activities.

For other shared costs for which a time-based allocation is not reasonably determinable, the Company allocates costs based upon the relative costs attributable to each activity. The portion allocated to IsoPet® is generally determined by dividing the costs attributable to IsoPet® by the total costs attributable to both IsoPet®and RadioGel®. The remaining portion is allocated to RadioGel®.

Management periodically reviews the allocation methodologies and related assumptions and considers changes in the Company’s activities, resource utilization, personnel responsibilities, and development programs. The Company applies its allocation methodologies consistently unless changes in circumstances warrant a modification.

The allocation of shared costs requires management judgment and is intended to reasonably reflect the resources utilized by each activity. Allocated costs are included in the respective segment’s operating results for purposes of internal management reporting and segment disclosures.

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

Results of Operations

Comparison of the Nine months Ended September 30, 2026 and 2025

The following table sets forth information from our statements of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenues	$101,368	$43,627
Cost of goods sold	89,644	100,277
Gross profit (loss)	11,724	(56,650)
Operating expense	(1,960,583)	(2,012,678)
Operating loss	(1,948,859)	(2,069,328)
Non-operating income (expense)	(797,769)	81,825
Net loss	$(2,746,628)	$(1,987,503)

Revenues and Cost of Goods Sold

Revenue was $101,368 and $43,627 for the nine months ended September 30, 2026 and 2025, respectively. All revenue recognized in the nine months ended September 30, 2026 and 2025 relate to the procedures performed with respect to the IsoPet® therapies, sales of IsoPet® and freight.

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

Operating Expenses

Operating expense for the nine months ended September 30, 2026 and 2025, respectively consists of the following:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Professional fees, including stock-based compensation	$1,031,519	$1,234,760
Payroll expense	465,739	276,831
Research and development	118,907	295,066
General and administrative expense	344,418	206,021
Total operating expense	$1,960,583	$2,012,678

Operating expenses for the nine months ended September 30, 2026 and 2025 were $1,960,583 and $2,012,678, respectively. The decrease in operating expense from 2025 to 2026 can be attributed to the decrease in professional fees ($1,234,760 for the nine months ended September 30, 2025 versus $1,031,519 for the nine months ended September 30, 2026) related to the fees incurred for the consultants engaged in 2026 versus 2025 and decrease in value of RSUs vested; the increase in general and administrative expense ($206,021 for the nine months ended September 30, 2025 versus $344,418 for the nine months ended September 30, 2026); the decrease in research and development ($295,066 for the nine months ended September 30, 2025 versus $118,907 for the nine months ended September 30, 2026) as the Company continued to ramp up the development of their products in 2025 in India as well as the US including research studies as well as continuing the steps necessary to be accepted by the FDA, and an increase in payroll expense ($276,831 for the nine months ended September 30, 2025 versus $465,739 for the nine months ended September 30, 2026) related to the CEOs employment contract and bonus.

Non-Operating Income

Non-operating income (expense) for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Interest income	$49,859	$81,825
Loss on exchange of warrants	(847,628)	-

Non-operating income (expense)	$(797,769)	$81,825

Non-operating income (expense) for the nine months ended September 30, 2026 and 2025 related to interest earned on the Company’s cash accounts, and in 2026, the loss on exchange of warrants.

Net Loss

Our net loss for the nine months ended September 30, 2026 and 2025 was $(2,746,628) and $(1,987,503), respectively.

Comparison of the Three months Ended September 30, 2026 and 2025

The following table sets forth information from our statements of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Revenues	$28,900	$1,879
Cost of goods sold	7,438	14,694
Gross profit (loss)	21,462	(12,815)
Operating expense	(770,300)	(518,208)
Operating loss	(748,838)	(531,023)
Non-operating income (expense)	17,244	23,729
Net loss	$(731,594)	$(507,294)

Revenues and Cost of Goods Sold

Revenue was $28,900 and $1,879 for the three months ended September 30, 2026 and 2025, respectively. All revenue recognized in the three months ended September 30, 2026 and 2025 relate to the procedures performed with respect to the IsoPet® therapies, sales of IsoPet® and freight.

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

Operating Expenses

Operating expense for the three months ended September 30, 2026 and 2025, respectively consists of the following:

	Three months ended September 30, 2026	Three months ended September 30, 2025
Professional fees, including stock-based compensation	$384,622	$288,037
Payroll expense	150,421	89,447
Research and development	31,802	67,820
General and administrative expense	203,455	72,904
Total operating expense	$770,300	$518,208

Operating expenses for the three months ended September 30, 2026 and 2025 were $770,300 and $518,208, respectively. The increase in operating expense from 2025 to 2026 can be attributed to the increase in professional fees ($288,037 for the three months ended September 30, 2025 versus $384,622 for the three months ended September 30, 2026) related to the fees incurred for the consultants engaged in 2026 versus 2025 and the decrease in the value of the vested RSUs; the increase in general and administrative expense ($72,904 for the three months ended September 30, 2025 versus $203,455 for the three months ended September 30, 2026); the decrease in research and development ($67,820 for the three months ended September 30, 2025 versus $31,802 for the three months ended September 30, 2026) as the Company continued to ramp up the development of their products in 2025 in India as well as the US including research studies as well as continuing the steps necessary to be accepted by the FDA, and an increase in payroll expense ($89,447 for the three months ended September 30, 2025 versus $150,421 for the three months ended September 30, 2026) related to the CEOs employment contract and bonus, as well as the President’s payroll in 2026.

Non-Operating Income (Expense)

Non-operating income (expense) for the three months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30, 2026	Three months ended September 30, 2025
Interest income	$17,244	$23,729

Non-operating income (expense)	$17,244	$23,729

Non-operating income (expense) for the three months ended September 30, 2026 and 2025 related to interest earned on the Company’s cash accounts, and in 2026, the loss on exchange of warrants.

Net Loss

Our net loss for the three months ended September 30, 2026 and 2025 was $(731,594) and $(507,294), respectively.

Liquidity and Capital Resources

At September 30, 2026, the Company had working capital of $1,758,145, as compared to working capital of $1,533,177 at December 31, 2025. As of September 30, 2026, the Company did not have any commitments for capital expenditures, other than some minor equipment purchases for the APEL facility.

Net cash used in operating activities for the nine months ended September 30, 2026 and 2025, was $1,762,835 and $1,518,189, respectively. Cash used in operating activities was primarily related to the Company’s net loss from operations, stock-based compensation, the loss on exchange of warrants as well as the changes in accounts receivable, inventory, prepaid expense, and accounts payable. During the nine months ended September 30, 2026 and 2025, there was no cash used in investing activities except for the purchases of fixed assets in 2026 of $193,140. Net cash provided by financing activities for the nine months ended September 30, 2026 and 2025 was $2,204,800 and $1,507,750, respectively, consisting of proceeds from the sales of Common Stock and warrants as part of our Regulation A+ Offerings.

The Company has generated material operating losses since inception. The Company had a net loss of $2,746,628 for the nine months ended September 30, 2026 as compared to a net loss of $1,987,503 for the nine months ended September 30, 2025. The Company expects to continue to experience net operating losses for the foreseeable future. Historically, the Company has relied upon investor funds to maintain its operations and develop the Company’s business. The Company anticipates raising additional capital within the next twelve months for working capital as well as business expansion, although the Company can provide no assurance that additional capital will be available on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing to meet its working capital requirements, it may have to curtail its business or cease all operations.

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

Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. During the period ended September 30, 2026, we believe there have been no significant changes to the items disclosed as significant accounting policies in management’s notes to the financial statements in our annual report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026.

Segment Reporting

The Company follows the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”) for its segment reporting. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. The Company has not yet begun generating significant revenue from its planned principal operations and operates as a single reportable segment. The revenue associated with the services that the clinics perform by way of treatments and the licensure of these clinics are not considered two distinct segments for the periods ended September 30, 2026 and 2025, respectively. The benefit the clinics get by being licensed will assist in increased revenues associated with the treatments being administered. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. With the formation of the VIE, Vivos India, and the fact that this is consolidated for financial reporting purposes, the activities of Vivos India are a defined segment for geographical purposes. As of September 30, 2026, Vivos India has been approved to commence operations. All of the Company’s long-lived assets as of September 30, 2026 are located in the United States.

In the three months ended September 30, 2026, upon certain approvals from the US Government, the Company began segmenting their operations into two distinct activities: IsoPet® for the treatment of cancer in animals, and RadioGel® for the potential treatment of cancer in humans.

Allocation of Shared Costs

The Company conducts activities related to the development and commercialization of its technology for the treatment of cancer in animals through its IsoPet® program and for the potential treatment of cancer in humans through its RadioGel® program. Because certain corporate, personnel, research and development, professional, and other costs benefit both programs, the Company allocates certain shared costs between the IsoPet® and RadioGel® activities.

Costs that are directly attributable to a specific program are charged directly to that program. Shared costs for which a reasonable direct attribution is not practicable are allocated using methodologies designed to reflect the relative utilization of Company resources by the respective activities.

For personnel and other costs for which the relative amount of time devoted to each activity can reasonably be determined, the Company allocates costs based upon the estimated percentage of time devoted to IsoPet® and RadioGel® activities.

For other shared costs for which a time-based allocation is not reasonably determinable, the Company allocates costs based upon the relative costs attributable to each activity. The portion allocated to IsoPet® is generally determined by dividing the costs attributable to IsoPet® by the total costs attributable to both IsoPet®and RadioGel®. The remaining portion is allocated to RadioGel®.

Management periodically reviews the allocation methodologies and related assumptions and considers changes in the Company’s activities, resource utilization, personnel responsibilities, and development programs. The Company applies its allocation methodologies consistently unless changes in circumstances warrant a modification.

The allocation of shared costs requires management judgment and is intended to reasonably reflect the resources utilized by each activity. Allocated costs are included in the respective segment’s operating results for purposes of internal management reporting and segment disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

From January 1, 2026 through September 30, 2026, the Company issued:

●	19,200,000 shares of Common Stock in their Regulation A+ Offering, and 17,000,000 warrants in the amount of $1,553,000.

●	196,370 shares of Common Stock for services rendered valued at $16,687.

●	7,950,000 shares of Common Stock in exchange of warrants.

●	8,000,000 shares of Common Stock pursuant to the Regulation A+ Offering, and 10,800,000 warrants for cash proceeds of $650,800.

●	2,800,000 shares of Common Stock in exchange for 2,800,000 warrants.

●	250,000 shares of Common Stock for services valued at $21,100.

●	323,752 shares of Common Stock for services valued at $20,594.

●	523,750 shares of Common Stock for services valued at $28,038.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vivos Inc.

Date: November 12, 2026	By:	/s/ Michael Korenko
	Name:	Michael K. Korenko
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Michael Pollack
	Name:	Michael Pollack
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

